Form 10-Q
period 2021-03-31
ARCH CAPITAL GROUP LTD.
filed 2021-05-06
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of April 30, 2021, there were 403,619,081 common shares, $0.0011 par value per share, of the registrant outstanding.

ARCH CAPITAL GROUP LTD.

ARCH CAPITAL	1	2021 FIRST QUARTER FORM 10-Q

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
•severity and/or frequency of losses;
•greater frequency or severity of unpredictable natural and man-made catastrophic events;
•claims for natural or man-made catastrophic events or severe economic events in our insurance, reinsurance and mortgage businesses could cause large losses and substantial volatility in our results of operations;
•the effect of climate change on our business;
•the effect of contagious disease (including COVID-19) on our business;
•acts of terrorism, political unrest and other hostilities or other unforecasted and unpredictable events;

ARCH CAPITAL	2	2021 FIRST QUARTER FORM 10-Q

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
•statutory or regulatory developments, including as to tax matters and insurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers and/or changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers, including the Tax Cuts and Jobs Act of 2017; and
•the other matters set forth under Item 1A “Risk Factors”, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of our Annual Report on Form 10-K for the year ended December 31, 2020, as well as the other factors set forth in our other documents on file with the SEC, and management’s response to any of the aforementioned factors.

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

ARCH CAPITAL	3	2021 FIRST QUARTER FORM 10-Q

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCH CAPITAL	4	2021 FIRST QUARTER FORM 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arch Capital Group Ltd.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of March 31, 2021, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the consolidated statements of cash flows for the three-month periods ended March 31, 2021 and 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 26, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ PricewaterhouseCoopers LLP

New York, NY
May 6, 2021

ARCH CAPITAL	5	2021 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	(Unaudited)
	March 31, 2021	December 31, 2020
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $18,447,720 and $18,143,305; net of allowance for credit losses: $3,830 and $2,397 )	$18,723,035	$18,717,825
Short-term investments available for sale, at fair value (amortized cost: $1,269,312 and $1,924,292; net of allowance for credit losses: $0 and $0)	1,269,631	1,924,922
Collateral received under securities lending, at fair value (amortized cost: $143,886 and $301,089)	143,894	301,096
Equity securities, at fair value	1,532,906	1,444,830
Other investments (portion measured at fair value: $3,935,354 and $3,824,796)	4,435,354	4,324,796
Investments accounted for using the equity method	2,256,327	2,047,889
Total investments	28,361,147	28,761,358

Cash	941,951	906,448
Accrued investment income	101,108	103,299
Securities pledged under securities lending, at fair value (amortized cost: $142,129 and $294,493)	140,949	294,912
Investment in operating affiliates	739,783	129,291
Premiums receivable (net of allowance for credit losses: $36,111 and $37,781)	2,618,175	2,064,586
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (net of allowance for credit losses: $10,872 and $11,636)	4,041,076	4,500,802
Contractholder receivables (net of allowance for credit losses: $5,853 and $8,638)	1,919,655	1,986,924
Ceded unearned premiums	1,406,489	1,234,075
Deferred acquisition costs	919,740	790,708
Receivable for securities sold	199,424	92,743
Goodwill and intangible assets	679,509	692,863
Other assets	2,135,261	1,724,288
Total assets	$44,204,267	$43,282,297

Liabilities
Reserve for losses and loss adjustment expenses	$16,443,952	$16,513,929
Unearned premiums	5,549,127	4,838,965
Reinsurance balances payable	919,125	683,263
Contractholder payables	1,925,508	1,995,562
Collateral held for insured obligations	222,245	215,581
Senior notes	2,861,417	2,861,113
Revolving credit agreement borrowings	155,687	155,687
Securities lending payable	143,886	301,089
Payable for securities purchased	386,453	218,779
Other liabilities	1,565,861	1,510,888
Total liabilities	30,173,261	29,294,856

Commitments and Contingencies
Redeemable noncontrolling interests	57,670	58,548

Shareholders' Equity
Non-cumulative preferred shares	780,000	780,000
Common shares ($0.0011 par, shares issued: 581,226,408 and 579,000,841)	645	643
Additional paid-in capital	2,014,741	1,977,794
Retained earnings	12,790,216	12,362,463
Accumulated other comprehensive income (loss), net of deferred income tax	205,827	488,895
Common shares held in treasury, at cost (shares: 177,913,031 and 172,280,199)	(2,694,957)	(2,503,909)
Total shareholders' equity available to Arch	13,096,472	13,105,886
Non-redeemable noncontrolling interests	876,864	823,007
Total shareholders' equity	13,973,336	13,928,893
Total liabilities, noncontrolling interests and shareholders' equity	$44,204,267	$43,282,297
See Notes to Consolidated Financial Statements

ARCH CAPITAL	6	2021 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in thousands, except share data)

	(Unaudited)
	Three Months Ended
	March 31,
	2021	2020
Revenues
Net premiums earned	$1,948,422	$1,744,444
Net investment income	98,856	145,153
Net realized gains (losses)	142,461	(366,960)
Other underwriting income	6,110	6,852
Equity in net income (loss) of investment funds accounted for using the equity method	71,686	(4,209)
Other income (loss)	(1,741)	32
Total revenues	2,265,794	1,525,312

Expenses
Losses and loss adjustment expenses	1,203,100	1,115,419
Acquisition expenses	304,481	247,283
Other operating expenses	261,033	234,544
Corporate expenses	25,384	20,796
Amortization of intangible assets	14,402	16,631
Interest expense	38,346	32,555
Net foreign exchange (gains) losses	(20,063)	(72,671)
Total expenses	1,826,683	1,594,557

Income (loss) before income taxes and income (loss) from operating affiliates	439,111	(69,245)
Income tax expense	(38,860)	(27,945)
Income (loss) from operating affiliates	75,457	8,516
Net income (loss)	$475,708	$(88,674)
Net (income) loss attributable to noncontrolling interests	(37,552)	232,791
Net income (loss) available to Arch	438,156	144,117
Preferred dividends	(10,403)	(10,403)
Net income (loss) available to Arch common shareholders	$427,753	$133,714

Net income per common share and common share equivalent
Basic	$1.07	$0.33
Diluted	$1.05	$0.32

Weighted average common shares and common share equivalents outstanding
Basic	400,807,895	403,892,161
Diluted	409,223,253	414,033,570

See Notes to Consolidated Financial Statements

ARCH CAPITAL	7	2021 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2021	2020
Comprehensive Income
Net income (loss)	$475,708	$(88,674)
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	(261,750)	(57,287)
Reclassification of net realized (gains) losses, included in net income (loss)	2,697	(121,229)
Foreign currency translation adjustments	(28,584)	(44,689)
Comprehensive income (loss)	188,071	(311,879)
Net (income) loss attributable to noncontrolling interests	(37,552)	232,791
Other comprehensive (income) loss attributable to noncontrolling interests	4,570	33,058
Comprehensive income (loss) available to Arch	$155,089	$(46,030)

See Notes to Consolidated Financial Statements

ARCH CAPITAL	8	2021 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2021	2020
Non-cumulative preferred shares
Balance at beginning and end of period	$780,000	$780,000

Common shares
Balance at beginning of period	643	638
Common shares issued, net	2	4
Balance at end of period	645	642

Additional paid-in capital
Balance at beginning of period	1,977,794	1,889,683
Amortization of share-based compensation	40,573	28,050
Other changes	(3,626)	3,754
Balance at end of period	2,014,741	1,921,487

Retained earnings
Balance at beginning of period	12,362,463	11,021,006
Cumulative effect of an accounting change (1)	—	(22,452)
Balance at beginning of period, as adjusted	12,362,463	10,998,554
Net income (loss)	475,708	(88,674)
Net (income) loss attributable to noncontrolling interests	(37,552)	232,791
Preferred share dividends	(10,403)	(10,403)
Balance at end of period	12,790,216	11,132,268

Accumulated other comprehensive income (loss), net of deferred income tax
Balance at beginning of period	488,895	212,091
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of period	501,295	258,486
Unrealized holding gains (losses) during period, net of reclassification adjustment	(259,053)	(178,516)
Unrealized holding gains (losses) during period attributable to noncontrolling interests	4,469	33,179
Balance at end of period	246,711	113,149
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of period	(12,400)	(46,395)
Foreign currency translation adjustments	(28,584)	(44,689)
Foreign currency translation adjustments attributable to noncontrolling interests	100	(121)
Balance at end of period	(40,884)	(91,205)
Balance at end of period	205,827	21,944

Common shares held in treasury, at cost
Balance at beginning of period	(2,503,909)	(2,406,047)
Shares repurchased for treasury	(191,048)	(83,050)
Balance at end of period	(2,694,957)	(2,489,097)

Total shareholders’ equity available to Arch	13,096,472	11,367,244
Non-redeemable noncontrolling interests	876,864	492,785
Total shareholders’ equity	$13,973,336	$11,860,029

(1) Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)”.

See Notes to Consolidated Financial Statements

ARCH CAPITAL	9	2021 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2021	2020
Operating Activities
Net income (loss)	$475,708	$(88,674)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized (gains) losses	(161,007)	362,964
Equity in net (income) or loss of investment funds accounted for using the equity method and other income or loss	(135,939)	29,034
Amortization of intangible assets	14,402	16,631
Share-based compensation	40,812	28,549
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	560,153	506,057
Unearned premiums, net of ceded unearned premiums	560,035	392,802
Premiums receivable	(608,250)	(418,457)
Deferred acquisition costs	(126,701)	(75,135)
Reinsurance balances payable	240,206	79,807
Other items, net	(96,574)	(223,124)
Net cash provided by (used for) operating activities	762,845	610,454
Investing Activities
Purchases of fixed maturity investments	(11,530,968)	(11,965,995)
Purchases of equity securities	(309,419)	(760,683)
Purchases of other investments	(430,961)	(228,471)
Proceeds from sales of fixed maturity investments	10,917,134	11,723,123
Proceeds from sales of equity securities	284,986	266,301
Proceeds from sales, redemptions and maturities of other investments	323,591	216,131
Proceeds from redemptions and maturities of fixed maturity investments	421,042	198,356
Net settlements of derivative instruments	47,660	195,488
Net (purchases) sales of short-term investments	589,175	(11,777)
Change in cash collateral related to securities lending	—	55,001
Purchase of operating affiliate	(546,349)	—
Purchases of fixed assets	(12,490)	(8,470)
Other	(246,590)	42,500
Net cash provided by (used for) investing activities	(493,189)	(278,496)
Financing Activities
Purchases of common shares under share repurchase program	(179,266)	(75,486)
Proceeds from common shares issued, net	(10,008)	(4,527)
Proceeds from borrowings	—	16,300
Change in cash collateral related to securities lending	—	(55,001)
Third party investment in non-redeemable noncontrolling interests	15,971	(2,867)
Dividends paid to redeemable noncontrolling interests	(948)	(1,181)
Other	(1,948)	(1,331)
Preferred dividends paid	(10,403)	(10,403)
Net cash provided by (used for) financing activities	(186,602)	(134,496)

Effects of exchange rate changes on foreign currency cash and restricted cash	(6,084)	(30,723)

Increase (decrease) in cash and restricted cash	76,970	166,739
Cash and restricted cash, beginning of year	1,290,544	903,698
Cash and restricted cash, end of period	$1,367,514	$1,070,437

See Notes to Consolidated Financial Statements

ARCH CAPITAL	10	2021 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation and Recent Accounting Pronouncements

General
Arch Capital Group Ltd. (“Arch Capital”) is a public listed Bermuda exempted company which provides insurance, reinsurance and mortgage insurance on a worldwide basis through its wholly-owned subsidiaries. As used herein, the “Company” means Arch Capital and its subsidiaries. The Company’s consolidated financial statements include the results of Watford Holdings Ltd. and its wholly owned subsidiaries (“Watford”). Watford is a multi-line Bermuda reinsurance company. Watford’s own management and board of directors are responsible for its results and profitability. See note 11.
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), including the Company’s audited consolidated financial statements and related notes.
The Company has reclassified the presentation of certain prior year information to conform to the current presentation, including the correct presentation of ‘income (loss) from operating affiliates’ on its consolidated statements of income for all periods presented to reclass such item from ‘other income (loss)’. The Company also changed its presentation of ‘investment in operating affiliates’ on its consolidated balance sheet for all periods presented to reclass such item from ‘other assets’. Such reclassifications had no effect on the Company’s net income, comprehensive income, shareholders’ equity or cash flows. Management views the impact of the prior period misclassification as not material to the financial statements on a quantitative and qualitative basis. See note 7. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.
Recent Accounting Pronouncements
Recently Issued Accounting Standards Adopted
The Company adopted ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This ASU eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod tax allocations and calculating income taxes in interim periods. The ASU also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.
For information regarding additional accounting standards that the Company has not yet adopted, see note 3(r), “Significant Accounting Policies—Recent Accounting Pronouncements,” of the notes to consolidated financial statements in the Company’s 2020 Form 10-K.
2.    Share Transactions

Share-Based Compensation
During the 2021 first quarter, the Company granted 1,218,465 stock options, 685,104 performance share awards (“PSAs”) and units (“PSUs”) and 1,168,577 restricted shares and units to certain employees. The stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted average grant-date fair value of the stock options, PSAs/PSUs and restricted shares and units granted during the 2021 first quarter were approximately $9.20, $37.38 and $35.82 per share, respectively. Such values are being amortized over the respective substantive vesting period.
During the 2020 first quarter, the Company granted 1,116,073 stock options, 557,204 PSAs and PSUs and 910,879 restricted shares and units to certain employees. The stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted average grant-date fair value of the stock options, PSAs/PSUs and restricted shares and units granted during the 2020 first quarter were approximately $8.14, $44.17 and $42.36 per share, respectively. Such values are being amortized over the respective substantive vesting period.

ARCH CAPITAL	11	2021 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Share Repurchases
The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program, Arch Capital has repurchased 394.5 million common shares for an aggregate purchase price of $4.23 billion. For the three months ended March 31, 2021, Arch Capital repurchased 5.3 million shares under the share repurchase program with an aggregate purchase price of $179.3 million. Arch Capital repurchased 2.6 million shares under the share repurchase program with an aggregate purchase price of $75.5 million during the three months ended March 31, 2020. At March 31, 2021, $737.3 million of share repurchases were available under the program, which may be effected from time to time in open market or privately negotiated transactions through December 31, 2021. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

3.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net income (loss)	$475,708	$(88,674)
Amounts attributable to noncontrolling interests	(37,552)	232,791
Net income (loss) available to Arch	438,156	144,117
Preferred dividends	(10,403)	(10,403)
Net income (loss) available to Arch common shareholders	$427,753	$133,714

Denominator:
Weighted average common shares and common share equivalents outstanding — basic	400,807,895	403,892,161
Effect of dilutive common share equivalents:
Nonvested restricted shares	2,230,794	2,275,473
Stock options (1)	6,184,564	7,865,936
Weighted average common shares and common share equivalents outstanding — diluted	409,223,253	414,033,570

Earnings per common share:
Basic	$1.07	$0.33
Diluted	$1.05	$0.32
(1)    Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2021 first quarter and 2020 first quarter, the number of stock options excluded were 2,400,082 and 1,155,088, respectively.

ARCH CAPITAL	12	2021 FIRST QUARTER FORM 10-Q

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
The Company’s insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company’s chief operating decision makers, the Chief Executive Officer of Arch Capital, the Chief Financial Officer and Treasurer of Arch Capital and the President and Chief Underwriting Officer of Arch Capital. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for its three underwriting segments based on underwriting income or loss. The Company does not manage its assets by underwriting segment, with the exception of goodwill and intangible assets, and, accordingly, investment income is not allocated to each underwriting segment.
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
The corporate (non-underwriting) segment results include net investment income, other income (loss), corporate expenses, transaction costs and other, interest expense, items related to the Company’s non-cumulative preferred shares, net realized gains or losses (which includes changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings), equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, income or loss from operating affiliates and income taxes. Such amounts exclude the results of the ‘other’ segment.
The ‘other’ segment includes the results of Watford (see note 11). For the ‘other’ segment, performance is measured based on net income or loss.

ARCH CAPITAL	13	2021 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders:

	Three Months Ended
	March 31, 2021
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$1,415,886	$1,471,060	$391,246	$3,277,293	$216,523	$3,397,206
Premiums ceded	(421,047)	(471,948)	(56,051)	(948,147)	(37,212)	(888,749)
Net premiums written	994,839	999,112	335,195	2,329,146	179,311	2,508,457
Change in unearned premiums	(175,365)	(354,212)	1,122	(528,455)	(31,580)	(560,035)
Net premiums earned	819,474	644,900	336,317	1,800,691	147,731	1,948,422
Other underwriting income (loss)	—	(1,198)	6,897	5,699	411	6,110
Losses and loss adjustment expenses	(535,747)	(484,870)	(63,689)	(1,084,306)	(118,794)	(1,203,100)
Acquisition expenses	(128,222)	(118,025)	(30,082)	(276,329)	(28,152)	(304,481)
Other operating expenses	(137,113)	(60,514)	(49,131)	(246,758)	(14,275)	(261,033)
Underwriting income (loss)	$18,392	$(19,707)	$200,312	198,997	(13,079)	185,918

Net investment income				78,729	20,127	98,856
Net realized gains (losses)				101,336	41,125	142,461
Equity in net income (loss) of investment funds accounted for using the equity method				71,686	—	71,686
Other income (loss)				(1,741)	—	(1,741)
Corporate expenses (2)				(23,468)	—	(23,468)
Transaction costs and other (2)				(1,201)	(715)	(1,916)
Amortization of intangible assets				(14,402)	—	(14,402)
Interest expense				(34,197)	(4,149)	(38,346)
Net foreign exchange gains (losses)				21,505	(1,442)	20,063
Income (loss) before income taxes and income (loss) from operating affiliates				397,244	41,867	439,111
Income tax (expense) benefit				(38,852)	(8)	(38,860)
Income (loss) from operating affiliates				75,457	—	75,457
Net income (loss)				433,849	41,859	475,708
Amounts attributable to redeemable noncontrolling interests				117	(972)	(855)
Amounts attributable to nonredeemable noncontrolling interests				—	(36,697)	(36,697)
Net income (loss) available to Arch				433,966	4,190	438,156
Preferred dividends				(10,403)	—	(10,403)
Net income (loss) available to Arch common shareholders				$423,563	$4,190	$427,753

Underwriting Ratios
Loss ratio	65.4%	75.2%	18.9%	60.2%	80.4%	61.7%
Acquisition expense ratio	15.6%	18.3%	8.9%	15.3%	19.1%	15.6%
Other operating expense ratio	16.7%	9.4%	14.6%	13.7%	9.7%	13.4%
Combined ratio	97.7%	102.9%	42.4%	89.2%	109.2%	90.7%

Goodwill and intangible assets	$276,211	$17,807	$377,841	$671,859	$7,650	$679,509
(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	14	2021 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	March 31, 2020
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$1,207,645	$1,122,519	$368,945	$2,698,537	$234,902	$2,832,830
Premiums ceded	(378,897)	(325,339)	(44,327)	(747,991)	(48,202)	(695,584)
Net premiums written	828,748	797,180	324,618	1,950,546	186,700	2,137,246
Change in unearned premiums	(112,829)	(253,720)	20,408	(346,141)	(46,661)	(392,802)
Net premiums earned	715,919	543,460	345,026	1,604,405	140,039	1,744,444
Other underwriting income (loss)	—	2,120	4,599	6,719	133	6,852
Losses and loss adjustment expenses	(507,108)	(430,069)	(67,566)	(1,004,743)	(110,676)	(1,115,419)
Acquisition expenses	(107,337)	(79,606)	(38,536)	(225,479)	(21,804)	(247,283)
Other operating expenses	(129,649)	(45,297)	(45,896)	(220,842)	(13,702)	(234,544)
Underwriting income (loss)	$(28,175)	$(9,392)	$197,627	160,060	(6,010)	154,050

Net investment income				113,028	32,125	145,153
Net realized gains (losses)				(72,109)	(294,851)	(366,960)
Equity in net income (loss) of investment funds accounted for using the equity method				(4,209)	—	(4,209)
Other income (loss)				32	—	32
Corporate expenses (2)				(18,201)	—	(18,201)
Transaction costs and other (2)				(2,595)	—	(2,595)
Amortization of intangible assets				(16,631)	—	(16,631)
Interest expense				(25,245)	(7,310)	(32,555)
Net foreign exchange gains (losses)				63,307	9,364	72,671
Income (loss) before income taxes and income (loss) from operating affiliates				197,437	(266,682)	(69,245)
Income tax (expense) benefit				(27,945)	—	(27,945)
Income (loss) from operating affiliates				8,516	—	8,516
Net income (loss)				178,008	(266,682)	(88,674)
Amounts attributable to redeemable noncontrolling interests				(57)	(1,096)	(1,153)
Amounts attributable to nonredeemable noncontrolling interests				—	233,944	233,944
Net income (loss) available to Arch				177,951	(33,834)	144,117
Preferred dividends				(10,403)	—	(10,403)
Net income (loss) available to Arch common shareholders				$167,548	$(33,834)	$133,714

Underwriting Ratios
Loss ratio	70.8%	79.1%	19.6%	62.6%	79.0%	63.9%
Acquisition expense ratio	15.0%	14.6%	11.2%	14.1%	15.6%	14.2%
Other operating expense ratio	18.1%	8.3%	13.3%	13.8%	9.8%	13.4%
Combined ratio	103.9%	102.0%	44.1%	90.5%	104.4%	91.5%

Goodwill and intangible assets	$268,296	$2,516	$426,988	$697,800	$7,650	$705,450

(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	15	2021 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Three Months Ended
	March 31,
	2021	2020
Reserve for losses and loss adjustment expenses at beginning of period	$16,513,929	$13,891,842
Unpaid losses and loss adjustment expenses recoverable	4,314,855	4,082,650
Net reserve for losses and loss adjustment expenses at beginning of period	12,199,074	9,809,192

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	1,244,772	1,134,442
Prior years	(41,672)	(19,023)
Total net incurred losses and loss adjustment expenses	1,203,100	1,115,419

Retroactive reinsurance transactions (1)	(183,893)	60,635

Net foreign exchange (gains) losses	(46,877)	(142,573)

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(58,984)	(41,260)
Prior years	(585,118)	(561,947)
Total net paid losses and loss adjustment expenses	(644,102)	(603,207)

Net reserve for losses and loss adjustment expenses at end of period	12,527,302	10,239,466
Unpaid losses and loss adjustment expenses recoverable	3,916,650	4,070,114
Reserve for losses and loss adjustment expenses at end of period	$16,443,952	$14,309,580
(1)     During 2021 first quarter, the Company entered into a reinsurance to close and other related agreements with Premia Managing Agency Limited (“Premia”), in connection with the 2018 and prior years of account related to the acquisition of Barbican Group Holdings Limited (“Barbican”). During the 2020 first quarter, the Company entered into a reinsurance to close agreement of the 2017 and prior years of account previously covered by a third party arrangement.

Development on Prior Year Loss Reserves

2021 First Quarter

During the 2021 first quarter, the Company recorded net favorable development on prior year loss reserves of $41.7 million, which consisted of $4.1 million favorable development from the insurance segment, $26.8 million from the reinsurance segment and $10.9 million from the mortgage segment, partially offset by $0.1 million unfavorable from the ‘other’ segment.
The insurance segment’s net favorable development of $4.1 million, or 0.5 loss ratio points, for the 2021 first quarter consisted of $25.0 million of net favorable development in short-tailed and $20.9 million of net adverse development in medium-tailed lines. Net favorable development in short-tailed lines reflected $14.6 million of favorable development from property (excluding marine), primarily from the 2019 and 2020 accident years (i.e., the year in which a loss occurred), $8.0 million of favorable development in lenders products, primarily from the 2020 accident year, and $2.5 million of favorable development in travel and accident, primarily from the 2020 accident year. Net adverse development in medium-tailed lines included $10.8 million of adverse development in program business, primarily from the 2016 to 2020 accident years, $6.0 million of adverse development in professional liability business, primarily from the 2019 accident year, and $5.0 million of adverse development in surety, primarily from the 2019 accident year.

The reinsurance segment’s net favorable development of $26.8 million, or 4.2 loss ratio points, for the 2021 first quarter consisted of net favorable development in short-tailed, medium-tailed and long-tailed lines. Net favorable development of $17.5 million in short-tailed lines reflected $23.3 million of favorable development related to property other than property catastrophe business, primarily from the 2016 to 2019 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period), and $16.6 million of favorable development from other specialty,

ARCH CAPITAL	16	2021 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
primarily from the 2018 and 2019 underwriting years, partially offset by $22.5 million of net adverse development related to property catastrophe, primarily from the 2020 underwriting year. Net favorable development of $9.3 million in medium and long-tailed lines reflected favorable development in casualty across most underwriting years.

The mortgage segment’s net favorable development was $10.9 million, or 3.2 loss ratio points, for the 2021 first quarter, primarily driven by favorable development in the credit risk transfer and international portfolios. Subrogation recoveries on second lien and student loan business also contributed.
2020 First Quarter
During the 2020 first quarter, the Company recorded net favorable development on prior year loss reserves of $19.0 million, which consisted of $1.1 million from the insurance segment, $11.6 million from the reinsurance segment, $6.1 million from the mortgage segment and $0.2 million from the ‘other’ segment.
The insurance segment’s net favorable development of $1.1 million, or 0.2 loss ratio points, for the 2020 first quarter consisted of $3.9 million of net favorable development in short-tailed lines, $7.9 million of net adverse development in medium-tailed lines and $5.2 million of net favorable development in long-tailed lines. Net favorable development in short-tailed lines primarily resulted from lenders products and property (including special risk other than marine) reserves across 2018 and prior accident years. Net adverse development in medium-tailed lines included $13.2 million of adverse development in contract binding business across most accident years, partially offset by $5.1 million of favorable development in professional liability business. Net favorable development in longer-tailed lines primarily related to construction business driven by the 2017 accident year.
The reinsurance segment’s net favorable development of $11.6 million, or 2.1 loss ratio points, for the 2020 first quarter consisted of $21.5 million of net favorable development in short-tailed and medium-tailed lines and net adverse development of $9.9 million in long-tailed lines. Net favorable development in short-tailed and medium-tailed lines reflected $11.9 million of favorable development in other specialty lines across most underwriting years and $10.5 million of favorable development from property catastrophe business, primarily from the 2015 to 2019 underwriting years. Such amounts were partially offset by $4.3 million of adverse development in property other than property catastrophe business, driven by the 2018 underwriting year. Adverse development in long-tailed lines reflected an increase in casualty reserves from various underwriting years.
The mortgage segment’s net favorable development was $6.1 million, or 1.8 loss ratio points, for the 2020 first quarter. The 2020 first quarter development was primarily driven by subrogation recoveries on second lien and student loan business.
6.    Allowance for Expected Credit Losses

Premiums Receivable
The following table provides a roll forward of the allowance for expected credit losses of the Company’s premium receivables:

	Premium Receivables, Net of Allowance	Allowance for Expected Credit Losses
March 31, 2021
Balance at beginning of period	$2,064,586	$37,781
Change for provision of expected credit losses (1)		(1,670)
Balance at end of period	$2,618,175	$36,111

December 31, 2020
Balance at beginning of period	$1,778,717	$21,003
Cumulative effect of accounting change (2)		6,539
Change for provision of expected credit losses (1)		10,239
Balance at end of period	$2,064,586	$37,781
(1)Amounts deemed uncollectible are written-off in operating expenses. For the March 31, 2021 and as of December 31, 2020, amounts written off were $0.1 million and $2.8 million, respectively.
(2)Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)”.
Reinsurance Recoverables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s reinsurance recoverables:

	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
March 31, 2021
Balance at beginning of period	$4,500,802	$11,636
Change for provision of expected credit losses		(764)
Balance at end of period	$4,041,076	$10,872

December 31, 2020
Balance at beginning of period	$4,346,816	$1,364
Cumulative effect of accounting change (1)		12,010
Change for provision of expected credit losses		(1,738)
Balance at end of period	$4,500,802	$11,636
(1) Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)”.

ARCH CAPITAL	17	2021 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the Company’s reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums):

	March 31,	December 31
	2021	2020
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	$4,041,076	$4,500,802
% due from carriers with A.M. Best rating of “A-” or better	64.5%	63.9%
% due from all other carriers with no A.M. Best rating (1)	35.5%	36.1%
Largest balance due from any one carrier as % of total shareholders’ equity	1.7%	1.8%
(1)    At March 31, 2021 and December 31, 2020 over 92% and 94% of such amount were collateralized through reinsurance trusts, funds withheld arrangements, letters of credit or other, respectively.
Contractholder Receivables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s contractholder receivables:

	Contract-holder Receivables, Net of Allowance	Allowance for Expected Credit Losses
March 31, 2021
Balance at beginning of period	$1,986,924	$8,638
Change for provision of expected credit losses		(2,785)
Balance at end of period	$1,919,655	$5,853

December 31, 2020
Balance at beginning of period	$2,119,460	$—
Cumulative effect of accounting change (1)		6,663
Change for provision of expected credit losses		1,975
Balance at end of period	$1,986,924	$8,638
(1) Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)”.

ARCH CAPITAL	18	2021 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.    Investment Information

At March 31, 2021, total investable assets of $29.1 billion included $26.3 billion held by the Company and $2.7 billion attributable to Watford.
Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses (2)	Cost or Amortized Cost
March 31, 2021
Fixed maturities (1):
Corporate bonds	$8,072,883	$242,832	$(83,961)	$(2,569)	$7,916,581
Mortgage backed securities	571,071	7,066	(11,165)	(325)	575,495
Municipal bonds	457,329	19,942	(4,814)	(2)	442,203
Commercial mortgage backed securities	255,373	2,755	(1,721)	(5)	254,344
U.S. government and government agencies	5,042,208	15,102	(30,545)	—	5,057,651
Non-U.S. government securities	2,425,882	127,886	(19,267)	(51)	2,317,314
Asset backed securities	2,028,441	18,817	(4,962)	(878)	2,015,464
Total	18,853,187	434,400	(156,435)	(3,830)	18,579,052
Short-term investments	1,269,631	920	(601)	—	1,269,312
Total	$20,122,818	$435,320	$(157,036)	$(3,830)	$19,848,364

December 31, 2020
Fixed maturities (1):
Corporate bonds	$7,856,571	$414,247	$(34,388)	$(896)	$7,477,608
Mortgage backed securities	630,001	8,939	(5,028)	(278)	626,368
Municipal bonds	494,522	27,291	(3,835)	(11)	471,077
Commercial mortgage backed securities	389,900	8,722	(2,954)	(122)	384,254
U.S. government and government agencies	5,557,077	22,612	(12,611)	—	5,547,076
Non-U.S. government securities	2,433,733	153,891	(8,060)	—	2,287,902
Asset backed securities	1,634,804	19,225	(10,715)	(1,090)	1,627,384
Total	18,996,608	654,927	(77,591)	(2,397)	18,421,669
Short-term investments	1,924,922	2,693	(2,063)	—	1,924,292
Total	$20,921,530	$657,620	$(79,654)	$(2,397)	$20,345,961
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

ARCH CAPITAL	19	2021 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2021
Fixed maturities (1):
Corporate bonds	$3,253,030	$(82,735)	$15,894	$(1,226)	$3,268,924	$(83,961)
Mortgage backed securities	383,760	(10,271)	20,648	(894)	404,408	(11,165)
Municipal bonds	90,634	(4,737)	1,827	(77)	92,461	(4,814)
Commercial mortgage backed securities	39,863	(759)	23,421	(962)	63,284	(1,721)
U.S. government and government agencies	3,920,377	(30,545)	—	—	3,920,377	(30,545)
Non-U.S. government securities	911,609	(18,433)	16,841	(834)	928,450	(19,267)
Asset backed securities	502,300	(2,391)	142,331	(2,571)	644,631	(4,962)
Total	9,101,573	(149,871)	220,962	(6,564)	9,322,535	(156,435)
Short-term investments	95,579	(601)	—	—	95,579	(601)
Total	$9,197,152	$(150,472)	$220,962	$(6,564)	$9,418,114	$(157,036)

December 31, 2020
Fixed maturities (1):
Corporate bonds	$747,442	$(33,086)	$3,934	$(1,302)	$751,376	$(34,388)
Mortgage backed securities	284,619	(4,788)	3,637	(240)	288,256	(5,028)
Municipal bonds	67,937	(3,835)	—	—	67,937	(3,835)
Commercial mortgage backed securities	126,624	(2,916)	2,655	(38)	129,279	(2,954)
U.S. government and government agencies	1,285,907	(12,611)	—	—	1,285,907	(12,611)
Non-U.S. government securities	543,844	(7,658)	2,441	(402)	546,285	(8,060)
Asset backed securities	634,470	(9,110)	57,737	(1,605)	692,207	(10,715)
Total	3,690,843	(74,004)	70,404	(3,587)	3,761,247	(77,591)
Short-term investments	97,920	(2,063)	—	—	97,920	(2,063)
Total	$3,788,763	$(76,067)	$70,404	$(3,587)	$3,859,167	$(79,654)
(1)    In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.”

At March 31, 2021, on a lot level basis, approximately 4,610 security lots out of a total of approximately 11,360 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $1.1 million. At December 31, 2020, on a lot level basis, approximately 2,320 security lots out of a total of approximately 11,180 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $0.9 million.

ARCH CAPITAL	20	2021 FIRST QUARTER FORM 10-Q

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

	March 31, 2021		December 31, 2020
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$381,212	$370,798	$348,200	$339,951
Due after one year through five years	11,124,344	10,918,279	10,629,959	10,340,819
Due after five years through 10 years	4,052,472	4,008,520	4,881,564	4,654,754
Due after 10 years	440,274	436,152	482,180	448,139
	15,998,302	15,733,749	16,341,903	15,783,663
Mortgage backed securities	571,071	575,495	630,001	626,368
Commercial mortgage backed securities	255,373	254,344	389,900	384,254
Asset backed securities	2,028,441	2,015,464	1,634,804	1,627,384
Total (1)	$18,853,187	$18,579,052	$18,996,608	$18,421,669
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
The Company receives collateral (shown as ‘Collateral received under securities lending, at fair value’ on the Company’s balance sheet) in the form of cash or U.S. government and government agency securities. At March 31, 2021, the fair value of the cash collateral received on securities lending was nil and the fair value of security collateral received was $143.9 million. At December 31, 2020, the fair value of the cash collateral received on securities lending was nil, and the fair value of security collateral received was $301.1 million.
The carrying value of collateral held under the Company’s securities lending transactions by significant investment category and remaining contractual maturity of the underlying agreements is as follows:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Less than 30 Days	30-90 Days	90 Days or More	Total
March 31, 2021
U.S. government and government agencies	$16,397	$—	$102,743	$—	$119,140
Corporate bonds	13,724	—	—	—	13,724
Equity securities	11,022	—	—	—	11,022
Total	$41,143	$—	$102,743	$—	$143,886
Gross amount of recognized liabilities for securities lending in offsetting disclosure in note 9					$—
Amounts related to securities lending not included in offsetting disclosure in note 9					$143,886

December 31, 2020
U.S. government and government agencies	$142,317	$—	$139,290	$—	$281,607
Corporate bonds	3,021	—	—	—	3,021
Equity securities	16,461	—	—	—	16,461
Total	$161,799	$—	$139,290	$—	$301,089
Gross amount of recognized liabilities for securities lending in offsetting disclosure in note 9					$—
Amounts related to securities lending not included in offsetting disclosure in note 9					$301,089

ARCH CAPITAL	21	2021 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Equity Securities, at Fair Value
At March 31, 2021, the Company held $1.5 billion of equity securities, at fair value, compared to $1.4 billion at December 31, 2020. Such holdings include publicly traded common stocks primarily in the consumer cyclical and non-cyclical, technology, communication and financial sectors and exchange-traded funds in fixed income, equity and other sectors.
Other Investments
The following table summarizes the Company’s other investments and other investable assets:

	March 31, 2021	December 31, 2020
Fixed maturities	$900,304	$843,354
Other investments	2,318,185	2,331,885
Short-term investments	623,930	557,008
Equity securities	92,935	92,549
Investments accounted for using the fair value option	$3,935,354	$3,824,796

Other investable assets (1)	500,000	500,000
Total other investments	$4,435,354	$4,324,796
(1) Participation interests in a receivable of a reverse repurchase agreement.
The following table summarizes the Company’s other investments, as detailed in the previous table, by strategy:

	March 31, 2021	December 31, 2020
Term loan investments	$1,187,752	$1,231,731
Lending	606,207	572,636
Credit related funds	79,355	90,780
Energy	78,500	65,813
Investment grade fixed income	142,630	138,646
Infrastructure	152,352	165,516
Private equity	52,064	48,750
Real estate	19,325	18,013
Total	$2,318,185	$2,331,885
Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	March 31, 2021	December 31, 2020
Credit related funds	$818,344	$740,060
Equities	357,641	343,058
Real estate	292,424	258,518
Lending	199,913	179,629
Private equity	288,657	235,289
Infrastructure	179,225	175,882
Energy	120,123	115,453
Total	$2,256,327	$2,047,889
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
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet line item:

	March 31, 2021	December 31, 2020
Investments accounted for using the equity method (1)	2,256,327	2,047,889
Investments accounted for using the fair value option (2)	196,087	184,720
Total	$2,452,414	$2,232,609
(1)    Aggregate unfunded commitments were $2.0 billion at March 31, 2021, compared to $1.8 billion at December 31, 2020.
(2)    Aggregate unfunded commitments were $36.1 million at March 31, 2021, compared to $35.6 million at December 31, 2020.

ARCH CAPITAL	22	2021 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Investment Income
The components of net investment income were derived from the following sources:

	March 31,
	2021	2020
Three Months Ended
Fixed maturities	$90,626	$114,847
Term loans	14,728	23,170
Equity securities	5,650	6,007
Short-term investments	607	4,896
Other (1)	14,355	19,406
Gross investment income	125,966	168,326
Investment expenses	(27,110)	(23,173)
Net investment income	$98,856	$145,153
(1)    Includes income distributions from investment funds and other items.
Net Realized Gains (Losses)
Net realized gains (losses), which include changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings were as follows:

	March 31,
	2021	2020
Three Months Ended
Available for sale securities:
Gross gains on investment sales	$65,002	$178,200
Gross losses on investment sales	(62,998)	(31,968)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	16,553	(127,666)
Other investments	46,855	(307,800)
Equity securities	2,065	(4,909)
Short-term investments	736	(8,681)
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	37,849	(539)
Net unrealized gains (losses) on equity securities still held at reporting date	19,708	(175,566)
Allowance for credit losses:
Investments related	(1,648)	(9,320)
Underwriting related	5,268	(3,270)
Net impairment losses	—	(533)
Derivative instruments (1)	36,116	127,189
Other	(23,045)	(2,097)
Net realized gains (losses)	$142,461	$(366,960)
(1)    See note 9 for information on the Company’s derivative instruments.

Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method
The Company recorded $71.7 million of equity in net income related to investment funds accounted for using the equity method in the 2021 first quarter, compared to loss of $4.2 million for the 2020 first quarter. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds.

Investments in Operating Affiliates

Investments in which the Company has significant influence over the operating and financial policies are classified as ‘investments in operating affiliates’ on the Company’s balance sheets and are accounted for under the equity method. Such investments primarily include the Company’s investment in Coface and Premia Holdings Ltd. (“Premia”) and are generally recorded on a three month lag.

In 2021, the Company completed the share purchase agreement with Natixis to purchase 29.5% of the common equity of Coface, a France-based leader in the global trade credit insurance market. The consideration paid was €9.95 per share, or an aggregate €453 million (approximately $546 million) including related fees. Income (loss) from operating affiliates reflected a one-time gain of $74.5 million realized from the acquisition. As a result of equity method accounting rules, approximately $36 million of additional gain was deferred and will generally be recognized over the next five years. At March 31, 2021 the Company’s carrying value in Coface was $604.6 million.

ARCH CAPITAL	23	2021 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Allowance for Expected Credit Losses
The following table provides a roll forward of the allowance for expected credit losses of the Company’s securities classified as available for sale:

	Structured Securities (1)	Municipal Bonds	Corporate Bonds	Total
March 31, 2021
Balance at beginning of period	$1,490	$11	$896	$2,397
Additions for current-period provision for expected credit losses	182	—	2,421	2,603
Additions (reductions) for previously recognized expected credit losses	(382)	(9)	(540)	(931)
Reductions due to disposals	(83)	—	(156)	(239)
Write-offs charged against the allowance	—	—	—	—
Balance at end of period	$1,207	$2	$2,621	$3,830

December 31, 2020
Balance at beginning of period	$—	$—	$—	$—
Cumulative effect of accounting change (2)	517	—	117	634
Additions for current-period provision for expected credit losses	2,942	67	7,644	10,653
Additions (reductions) for previously recognized expected credit losses	(1,398)	6	(5,638)	(7,030)
Reductions due to disposals	(571)	(62)	(1,227)	(1,860)
Write-offs charged against the allowance	—	—	—	—
Balance at end of period	$1,490	$11	$896	$2,397
(1)    Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.
(2)    Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)”.
Restricted Assets
The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its underwriting operations. The Company’s subsidiaries maintain assets in trust accounts as collateral for transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. See note 18, “Commitments and Contingencies,” of the notes to consolidated financial statements in the Company’s 2020 Form 10-K.
The following table details the value of the Company’s restricted assets:

	March 31, 2021	December 31, 2020
Assets used for collateral or guarantees:
Affiliated transactions	$4,815,120	$4,643,334
Third party agreements	3,366,016	3,083,324
Deposits with U.S. regulatory authorities	819,444	827,552
Deposits with non-U.S. regulatory authorities	330,197	179,099
Total restricted assets	$9,330,777	$8,733,309

In addition, Watford maintains secured credit facilities to provide borrowing capacity for investment purposes and a total return swap agreement and maintains assets pledged as collateral for such purposes. The Company does not guarantee or provide credit support for Watford, and the Company’s financial exposure to Watford is limited to its investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions. As of March 31, 2021 and December 31, 2020, Watford held $1.0 billion and $954.6 million, respectively, in pledged assets to collateralize the credit facility mentioned above.
Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	March 31, 2021	December 31, 2020
Cash	$941,951	$906,448
Restricted cash (included in ‘other assets’)	$425,563	$384,096
Cash and restricted cash	$1,367,514	$1,290,544

ARCH CAPITAL	24	2021 FIRST QUARTER FORM 10-Q

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
The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; (iv) a comparison of the fair value estimates to the Company’s knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) periodic back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at March 31, 2021.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Where quotes are unavailable, fair value is determined by the Investment Manager using quantitative and qualitative assessments such as internally modeled values. Of the $25.9 billion of financial assets and liabilities measured at fair value at March 31, 2021, approximately $146.9 million, or 0.6%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $26.5 billion of financial assets and liabilities measured at fair value at December 31, 2020, approximately $150.1 million, or 0.6%, were priced using non-binding broker-dealer quotes or modeled valuations.
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

ARCH CAPITAL	25	2021 FIRST QUARTER FORM 10-Q

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

ARCH CAPITAL	26	2021 FIRST QUARTER FORM 10-Q

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
Other investments
The Company’s other investments include term loan investments for which fair values are estimated by using quoted prices of term loan investments with similar characteristics, pricing models or matrix pricing. Such investments are generally classified within Level 2. The fair values for certain of the Company’s other investments are determined using net asset values as advised by external fund managers. The net asset value is based on the fund manager’s valuation of the underlying holdings in accordance with the fund’s governing documents. In accordance with applicable accounting guidance, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. A small number of securities are included in Level 3 due to the lack of an available independent price source for such securities.
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
Residential mortgage loans
The Company’s residential mortgage loans (included in ‘other assets’ in the consolidated balance sheets) include amounts related to the Company’s whole mortgage loan purchase and sell program. Fair values of residential mortgage loans are generally determined based on market prices. As significant inputs used in pricing process for these residential mortgage loans are observable market inputs, the fair value of these securities are classified within level 2.
Contingent consideration liabilities
Contingent consideration liabilities (included in ‘other liabilities’ in the consolidated balance sheets) include amounts related to various Company’s acquisitions. Such amounts are remeasured at fair value at each balance sheet date with changes in fair value recognized in ‘net realized gains (losses).’ To determine the fair value of contingent consideration liabilities, the Company estimates future payments using an income approach based on modeled inputs which include a weighted average cost of capital. The Company determined that contingent consideration liabilities would be included within Level 3.

ARCH CAPITAL	27	2021 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the Company’s financial assets and liabilities measured at fair value by level at March 31, 2021:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value (1):
Available for sale securities:
Fixed maturities:
Corporate bonds	$8,072,883	$—	$8,072,870	$13
Mortgage backed securities	571,071	—	571,071	—
Municipal bonds	457,329	—	457,329	—
Commercial mortgage backed securities	255,373	—	255,373	—
U.S. government and government agencies	5,042,208	4,949,217	92,991	—
Non-U.S. government securities	2,425,882	—	2,425,882	—
Asset backed securities	2,028,441	—	2,024,969	3,472
Total	18,853,187	4,949,217	13,900,485	3,485

Short-term investments	1,269,631	1,252,535	17,096	—

Equity securities, at fair value	1,543,703	1,476,504	24,087	43,112

Derivative instruments (4)	156,160	—	156,160	—

Residential mortgage loans	5,693	—	5,693	—

Fair value option:
Corporate bonds	724,316	—	723,327	989
Non-U.S. government bonds	23,996	—	23,996	—
Mortgage backed securities	2,828	—	2,828	—
Commercial mortgage backed securities	1,225	—	1,225	—
Asset backed securities	147,666	—	147,666	—
U.S. government and government agencies	273	164	109	—
Short-term investments	623,930	482,869	141,061	—
Equity securities	92,935	21,512	247	71,176
Other investments	1,078,505	31,268	979,307	67,930
Other investments measured at net asset value (2)	1,239,680
Total	3,935,354	535,813	2,019,766	140,095

Total assets measured at fair value	$25,763,728	$8,214,069	$16,123,287	$186,692

Liabilities measured at fair value:
Contingent consideration liabilities	$(465)	$—	$—	$(465)
Securities sold but not yet purchased (3)	(34,097)	—	(34,097)	—
Derivative instruments (4)	(98,103)	—	(98,103)	—
Total liabilities measured at fair value	$(132,665)	$—	$(132,200)	$(465)

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
(4)    See note 9.

ARCH CAPITAL	28	2021 FIRST QUARTER FORM 10-Q

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
(4)    See note 9.

ARCH CAPITAL	29	2021 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Assets						Liabilities
s	Available For Sale		Fair Value Option			Fair Value
	Structured Securities (1)	Corporate Bonds	Corporate Bonds	Other Investments	Equity Securities	Equity Securities	Contingent Consideration Liabilities
Three Months Ended March 31, 2021
Balance at beginning of period	$3,426	$13	$985	$67,103	$68,988	$42,015	$(461)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	(68)	—	4	248	2,188	904	—
Included in other comprehensive income	114	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	7,365	—	193	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	(6,786)	—	—	—
Settlements	—	—	—	—	—	—	(4)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$3,472	$13	$989	$67,930	$71,176	$43,112	$(465)

Three Months Ended March 31, 2020
Balance at beginning of period	$5,216	$8,851	$932	$68,817	$58,094	$55,889	$(7,998)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	9	7	—	(27)	1,921	(3,721)	(54)
Included in other comprehensive income	(22)	(5,416)	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	33	21	—	3,464	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	(17,175)	—	—	—
Settlements	(1,357)	(1,462)	—	—	—	—	85
Transfers in and/or out of Level 3	—	—	—	2,984	—	—	—
Balance at end of period	$3,846	$1,980	$965	$54,620	$60,015	$55,632	$(7,967)
(1)    Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.
(2)    Gains or losses were included in net realized gains (losses).
Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at March 31, 2021, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At March 31, 2021, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.9 billion and had a fair value of $3.4 billion. At December 31, 2020, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.9 billion and had a fair value of $3.7 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
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

ARCH CAPITAL	30	2021 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
securities. For the period between purchase of a TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative. The Company purchases TBAs in both long and short positions to enhance investment performance and as part of its overall investment strategy.
The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives	Liability Derivatives	Notional Value (1)
March 31, 2021
Futures contracts (2)	$85,379	$(54,615)	$7,116,745
Foreign currency forward contracts (2)	17,898	(29,887)	2,190,031
TBAs (3)	—	—	—
Other (2)	52,883	(13,601)	6,324,926
Total	$156,160	$(98,103)

December 31, 2020
Futures contracts (2)	$11,046	$(4,496)	$3,099,796
Foreign currency forward contracts (2)	52,716	(6,202)	1,656,729
TBAs (3)	—	—	—
Other (2)	113,621	(98,007)	5,763,919
Total	$177,383	$(108,705)
(1)    Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.
(2)    The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’
(3)    The fair value of TBAs are included in ‘fixed maturities available for sale, at fair value.’
The Company did not hold any derivatives which were designated as hedging instruments at March 31, 2021 or December 31, 2020.
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
At March 31, 2021, asset derivatives and liability derivatives of $148.4 million and $98.1 million, respectively, were subject to a master netting agreement, compared to $138.8 million and $93.0 million, respectively, at December 31, 2020. The remaining derivatives included in the preceding table were not subject to a master netting agreement.
Realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as	March 31,
hedging instruments:	2021	2020

Three Months Ended
Net realized gains (losses):
Futures contracts	$47,438	$95,944
Foreign currency forward contracts	(22,071)	(10,870)
TBAs	—	745
Other (1)	10,749	41,370
Total	$36,116	$127,189
(1)    Includes realized gains and losses on swaps, options and other derivatives contracts.
10.    Commitments and Contingencies

Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $2.3 billion at March 31, 2021, compared to $2.1 billion at December 31, 2020.
Interest Paid
Interest paid on the Company’s senior notes and other borrowings were $1.0 million for the three months ended March 31, 2021, compared to $6.6 million for the 2020 period.
11.    Variable Interest Entities and Noncontrolling Interests

Watford
In March 2014, the Company invested $100.0 million and acquired 2,500,000 common shares, approximately 11% of Watford’s outstanding common equity. Watford’s common shares are listed on the Nasdaq Select Global Market under the ticker symbol “WTRE”. As of March 31, 2021, the Company owns approximately 10.3% of Watford’s outstanding common equity. The Company also owns $35.0 million in aggregate principal amount of Watford

ARCH CAPITAL	31	2021 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Holdings Ltd’s 6.5% senior notes, due July 2, 2029 and approximately 6.6% of Watford’s preference shares.
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
In the 2020 fourth quarter, Arch Capital, Watford Holdings Ltd. and Greysbridge Ltd., a wholly-owned subsidiary of Arch Capital, entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) pursuant to which, among other things, Arch Capital agreed to acquire all of the common shares of Watford Holdings Ltd. not owned by Arch for a cash purchase price of $35.00 per common share. Arch Capital has assigned its rights under the Merger Agreement to Greysbridge Holdings Ltd., a wholly-owned subsidiary of Arch Capital (“Greysbridge”). The transaction is expected to close in the second quarter of 2021 and remains subject to customary closing conditions. Shareholder approval has been obtained and regulatory approvals are ongoing. Upon closing of the transaction, Watford will be wholly owned by Greysbridge and Greysbridge will be owned 40% by Arch Re Bermuda, 30% by certain investment funds managed by Kelso & Company and 30% by certain investment funds managed by Warburg Pincus LLC.
The following table provides the carrying amount and balance sheet caption in which the assets and liabilities of Watford are reported:

	March 31,	December 31,
	2021	2020
Assets
Investments accounted for using the fair value option (1)	$1,880,768	$1,790,385
Fixed maturities available for sale, at fair value	627,387	655,249
Equity securities, at fair value	62,314	52,410
Cash	236,164	211,451
Accrued investment income	14,325	14,679
Premiums receivable	252,523	224,377
Reinsurance recoverable on unpaid and paid losses and LAE	291,485	286,590
Ceded unearned premiums	113,180	122,339
Deferred acquisition costs	62,224	53,705
Receivable for securities sold	68,076	37,423
Goodwill and intangible assets	7,650	7,650
Other assets	87,358	75,801
Total assets of consolidated VIE	$3,703,454	$3,532,059

Liabilities
Reserve for losses and loss adjustment expenses	$1,568,243	$1,519,583
Unearned premiums	426,975	407,714
Reinsurance balances payable	77,041	63,269
Revolving credit agreement borrowings	155,687	155,687
Senior notes	172,757	172,689
Payable for securities purchased	59,230	25,881
Other liabilities	214,103	193,494
Total liabilities of consolidated VIE	$2,674,036	$2,538,317

Redeemable noncontrolling interests	$52,421	$52,398
(1)    Includes in “other investments” on the Company’s balance sheet.
For the three months ended March 31, 2021, Watford generated $7.0 million of cash provided by operating activities, $21.4 million of cash provided by investing activities and $1.0 million of cash used for financing activities, compared to $24.6 million of cash provided by operating activities, $35.7 million of cash used for investing activities and $12.3 million of cash provided by financing activities for the three months ended March 31, 2020.
Non-redeemable noncontrolling interests
The Company accounts for the portion of Watford’s common equity attributable to third party investors in the shareholders’ equity section of its consolidated balance sheets. The noncontrolling ownership in Watford’s common shares was approximately 90% at March 31, 2021. The portion of Watford’s income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests.’

ARCH CAPITAL	32	2021 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table sets forth activity in the non-redeemable noncontrolling interests:

	March 31,
	2021	2020
Three Months Ended
Balance, beginning of period	$823,007	$762,777
Additional paid in capital attributable to noncontrolling interests	21,730	(123)
Repurchases attributable to non-redeemable noncontrolling interests (1)	—	(2,867)
Amounts attributable to noncontrolling interests	36,697	(233,944)
Other comprehensive income (loss) attributable to noncontrolling interests	(4,570)	(33,058)
Balance, end of period	$876,864	$492,785
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
The following table sets forth activity in the redeemable non-controlling interests:

	March 31,
	2021	2020
Three Months Ended
Balance, beginning of period	$58,548	$55,404
Accretion of preference share issuance costs	23	23
Other	(901)	(51)
Balance, end of period	$57,670	$55,376
The portion of income or loss attributable to third party investors, recorded in the Company’s consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests,’ are summarized in the table below:

	March 31,
	2021	2020
Three Months Ended
Amounts attributable to non-redeemable noncontrolling interests	$(36,697)	$233,944
Amounts attributable to redeemable noncontrolling interests	(855)	(1,153)
Net (income) loss attributable to noncontrolling interests	$(37,552)	$232,791

ARCH CAPITAL	33	2021 FIRST QUARTER FORM 10-Q

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
The following table presents the total assets of the Bellemeade entities, as well as the Company’s maximum exposure to loss associated with these VIEs, calculated as the maximum historical observable spread between the benchmark index for each respective transaction and short term invested trust asset yields. The benchmark index for agreements effective prior to 2021 is based on one-month LIBOR, while the 2021 agreement benchmark index is based on the Secured Overnight Financing Rate (“SOFR”). SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.

		March 31, 2021				December 31, 2020
		Maximum Exposure to Loss				Maximum Exposure to Loss
Bellemeade Entities (Issue Date)	Total VIE Assets	On-Balance Sheet (Asset) Liability	Off-Balance Sheet	Total	Total VIE Assets	On-Balance Sheet (Asset) Liability	Off-Balance Sheet	Total

Bellemeade 2017-1 Ltd. (Oct-17)	$145,573	$(306)	$1,152	$846	$145,573	$(245)	$844	$599
Bellemeade 2018-1 Ltd. (Apr-18)	250,095	(1,081)	2,885	1,804	250,095	(903)	2,245	1,342
Bellemeade 2018-2 Ltd. (Aug-18)	66,747	(32)	62	30	108,395	(138)	280	142
Bellemeade 2018-3 Ltd. (Oct-18)	302,563	(1,604)	4,277	2,673	302,563	(1,320)	3,262	1,942
Bellemeade 2019-1 Ltd. (Mar-19)	219,256	(1,117)	7,991	6,874	219,256	(1,361)	8,461	7,100
Bellemeade 2019-2 Ltd. (Apr-19)	398,316	(780)	6,577	5,797	398,316	(730)	5,201	4,471
Bellemeade 2019-3 Ltd. (Jul-19)	528,084	(898)	6,047	5,149	528,084	(861)	5,079	4,218
Bellemeade 2019-4 Ltd. (Oct-19)	468,737	(908)	8,034	7,126	468,737	(890)	6,676	5,786
Bellemeade 2020-1 Ltd. (Jun-20) (1)	132,881	(58)	294	236	275,068	(178)	1,012	834
Bellemeade 2020-2 Ltd. (Sep-20) (2)	368,797	(370)	6,077	5,707	423,420	(556)	6,839	6,283
Bellemeade 2020-3 Ltd. (Nov-20) (3)	418,158	(433)	9,527	9,094	418,158	(631)	9,605	8,974
Bellemeade 2020-4 Ltd. (Dec-20) (4)	321,393	(23)	5,969	5,946	321,393	(156)	6,816	6,660
Bellemeade 2021-1 Ltd. (Mar-21) (5)	579,717	—	4,767	4,767	—	—	—	—
Total	$4,200,317	$(7,610)	$63,659	$56,049	$3,859,058	$(7,969)	$56,320	$48,351

(1)  An additional $79 million capacity was provided directly to Arch MI U.S. by a separate panel of reinsurers and is not reflected in this table.
(2)  An additional $26 million capacity was provided directly to Arch MI U.S. by a separate panel of reinsurers and is not reflected in this table.
(3)  An additional $34 million capacity was provided directly to Arch MI U.S. by a separate panel of reinsurers and is not reflected in this table.
(4)  An additional $16 million capacity was provided directly to Arch MI U.S. by a separate panel of reinsurers and is not reflected in this table.
(5)  An additional $64 million capacity was provided directly to Arch MI U.S. by a separate panel of reinsurers and is not reflected in this table.

ARCH CAPITAL	34	2021 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.    Other Comprehensive Income (Loss)

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended
Details About	Line Item That Includes	March 31,
AOCI Components	Reclassification	2021	2020

Unrealized appreciation on available-for-sale investments
	Net realized gains (losses)	$2,004	$146,232
	Provision for credit losses	(1,647)	(9,320)
	Other-than-temporary impairment losses	—	(533)
	Total before tax	357	136,379
	Income tax (expense) benefit	(3,054)	(15,150)
	Net of tax	$(2,697)	$121,229

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended March 31, 2021
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(294,360)	$(32,610)	$(261,750)
Less reclassification of net realized gains (losses) included in net income	357	3,054	(2,697)
Foreign currency translation adjustments	(28,415)	169	(28,584)
Other comprehensive income (loss)	$(323,132)	$(35,495)	$(287,637)

Three Months Ended March 31, 2020
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(63,451)	$(6,164)	$(57,287)
Less reclassification of net realized gains (losses) included in net income	136,379	15,150	121,229
Foreign currency translation adjustments	(45,424)	(735)	(44,689)
Other comprehensive income (loss)	$(245,254)	$(22,049)	$(223,205)

ARCH CAPITAL	35	2021 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    Income Taxes

The Company’s income tax provision on income before income taxes, including income (loss) from operating affiliates, resulted in an effective tax rate of 7.6% for the three months ended March 31, 2021, compared to (46.0%) for the 2020 period. The Company’s prior year effective tax rate was impacted by significant portion of realized losses generated in lower tax jurisdictions.
The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
The Company had a net deferred tax asset of $48.1 million at March 31, 2021, compared to a net deferred tax asset of $15.7 million at December 31, 2020. The change is primarily a result of market value fluctuations in the investment portfolio. In addition, the Company paid $7.1 million and $7.4 million of income taxes for the three months ended March 31, 2021 and 2020, respectively.
14.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of March 31, 2021, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

15.    Transactions with Related Parties

In the 2019 fourth quarter, Barbican, a wholly owned subsidiary of the Company, entered into certain reinsurance and related transactions with Premia pursuant to which Premia assumed a transfer of liability for the 2018 and prior years of account of Barbican as of July 1, 2019. Barbican recorded reinsurance recoverable on unpaid and paid losses and funds held liability of nil and $275.0 million, respectively, at March 31, 2021, compared to $199.8 million and $149.6 million, respectively, at December 31, 2020.
In the 2021 first quarter, as part of the Company’s acquisition of Barbican, the Company entered into an agreement with Premia Managing Agency Limited for the reinsurance to close of Syndicate 1955’s 2018 underwriting year of account into Premia Syndicate 1884’s 2021 underwriting year of account. The reinsurance to close covers legacy business underwritten by Syndicate 1955 on the underwriting 2018 and prior years of account and under the agreement, approximately $380 million of net liabilities was transferred to Syndicate 1884, with an effective date of January 1, 2021.
Certain directors and executive officers of the Company own common and preference shares of Watford. See note 11, “Variable Interest Entity and Noncontrolling Interests,” for information about Watford.

ARCH CAPITAL	36	2021 FIRST QUARTER FORM 10-Q

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with our consolidated financial statements included in Item 1 of this report and also our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). In addition, readers should review “Risk Factors” set forth in Item 1A of Part I of our 2020 Form 10-K and “ITEM 1A—Risk Factors” of this Form 10-Q. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “Arch”, “we” or “us”) is a publicly listed Bermuda exempted company with approximately $15.8 billion in capital at March 31, 2021 and, through operations in Bermuda, the United States, Europe, Canada, Australia and Hong Kong, writes insurance, reinsurance and mortgage insurance on a worldwide basis.
CURRENT OUTLOOK

Our three primary areas of focus for 2021 are to continue our growth in the sectors where rates allow for returns that are substantially more than our cost of capital, to optimize our mortgage insurance book as it transitions from forbearance to recovery on its way back to normalcy in the next few quarters, and to actively manage our investments and capital to enhance our returns over the long run.
From an operating perspective, the 2021 first quarter reflected the benefits of attractive pricing in almost all of our insurance markets. As a result, we currently expect the next several quarters to continue to show improved underwriting margins, partially due to the compounding of rate-on-rate increases and the rebalancing of our mix. Importantly, the market is showing discipline in maintaining its momentum and the recent catastrophic losses are likely to keep upward pressure on rates.
Consequently, these rate improvements have enabled us to continue to expand writings in our property casualty segments. In the insurance segment, our rate increases for the first quarter averaged over 11%, representing the fifth consecutive quarter of rate increases in excess of loss cost trends. In reinsurance, we estimate that our effective rate change was roughly 8%. We continue to write a portion of our overall book in catastrophe-exposed business, which has the potential to increase the volatility of our operating results.
The extent to which COVID-19 continues to impact our business, results of operations and financial results depends on numerous evolving factors including, but not limited to the duration of COVID-19, the extent to which it will impact macroeconomic conditions, the speed of the anticipated recovery and governmental, business and individual reactions to the pandemic. During the first quarter of 2021, we did not make any significant changes to our 2020 COVID-19 related loss reserves.
For our U.S. primary mortgage operations, reported delinquencies were 3.86% at March 31, 2021, compared to 4.19% at December 31, 2020. Delinquencies continue to be better than our expectations at the beginning of the COVID-19 pandemic but delinquency rates remain at elevated levels, reflecting the impact of the recession and forbearance programs under the CARES Act to borrowers experiencing a hardship. Forbearance allows for mortgage payments to be suspended for up to 360 days or longer along with a suspension of foreclosures and evictions. See “Results of Operations—Mortgage Segment” for further details on our mortgage operations.
In the first quarter, our U.S. primary mortgage operations saw new insurance written of $27 billion, around 60% above the same period last year. The refinancing boom that began last year has resulted in significant turnover in our insurance in force and lower persistency. However, if mortgage rates continue to rise, we would expect persistency to gradually return to the longer-term range of 75%. Outside of the U.S., we increased our writings in Australia as the housing market remains strong there. We like the long-term opportunity in Australia as demonstrated by our announcement in March to acquire Westpac's LMI business. The agreement allows us to free up capital even as we build our Australian presence and diversify our earning streams at attractive risk-adjusted returns.
We remain committed to providing solutions across many offerings as the marketplace evolves, including the mortgage credit risk transfer programs initiated by government sponsored enterprises, or “GSEs.” In addition, we enter into aggregate excess of loss mortgage reinsurance agreements with various special purpose reinsurance companies domiciled in Bermuda and issue mortgage insurance linked notes, increasing our protection for mortgage tail risk. The Bellemeade structures provide approximately $4.3 billion of aggregate reinsurance coverage at March 31, 2021.

ARCH CAPITAL	37	2021 FIRST QUARTER FORM 10-Q

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
Book value per share was $30.54 at March 31, 2021, compared to $30.31 at December 31, 2020 and $26.10 at March 31, 2020. The 0.8% increase in book value per share for the 2021 first quarter reflected the impact of a high level of catastrophic loss activity and the impact of rising interest rates on our fixed income portfolio. Results for the 2021 first quarter reflected a one-time gain of $74.5 million realized from the Company’s recent acquisition of a 29.5% stake in Coface, a global trade credit insurer. The 17.0% increase in book value per share over the trailing twelve months reflected strong underwriting results and investment returns.
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
Our Operating ROAE was 7.8% for the 2021 first quarter, compared to 7.1% for the 2020 first quarter. The ratios for both periods reflected the impact of a high level of catastrophic loss activity and low yields on investments.
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

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2021 First Quarter	(0.18)%	(0.51)%
2020 First Quarter	(0.86)%	(4.55)%

Total return for the 2021 first quarter reflected the impact of rising interest rates on our fixed income portfolio. We continue to maintain a short duration on our portfolio of 2.71 years at March 31, 2021.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide, unlike many master indices that change based on the size of their constituent indices, a relatively stable basket of investable indices. At March 31, 2021, the benchmark return index had an average credit quality of “Aa1” by Moody’s Investors Service (“Moody’s”), and an estimated duration of 3.14 years.

ARCH CAPITAL	38	2021 FIRST QUARTER FORM 10-Q

The benchmark return index included weightings to the following indices:

%
ICE BoAML 1-5 Year A - AAA U.S. Corporate Index	13.00%
ICE BoAML 5-10 Year A - AAA U.S. Corporate Index	11.00
ICE BoAML 1-5 Year U.S. Treasury Index	11.00
MSCI ACWI Net Total Return USD Index	9.30
ICE BoAML 1-10 Year BBB U.S. Corporate Index	5.00
JPM CLOIE Investment Grade	5.00
S&P/LSTA Leveraged Loan Total Return Index	4.965
ICE BoAML U.S. Mortgage Backed Securities Index	4.00
ICE BoAML AAA US Fixed Rate CMBS	4.00
ICE BoAML 1-5 Year U.K. Gilt Index	4.00
ICE BoAML German Government 1-10 Year Index	3.50
ICE BoAML 0-3 Year U.S. Treasury Index	3.25
ICE BoAML 5-10 Year U.S. Treasury Index	3.00
ICE BoAML 1-10 Year U.S. Municipal Securities Index	3.00
Bloomberg Barclays ABS Aaa Index	3.00
ICE BoAML 1-5 Year Australia Government Index	2.75
ICE BoAML U.S. High Yield Constrained Index	2.50
ICE BoAML 1-5 Year Canada Government Index	2.00
ICE BofA CCC and Lower US High Yield Constrained Index	1.38
Bloomberg Barclays Global High Yield Index	1.38
S&P DJ Global ex-US Select Real Estate Securities Net Index	0.825
FTSE Nareit All Mortgage Capped Index Total Return USD	0.825
Bloomberg Barclays CMBS: Erisa Eligible Unhedged USD	0.825
ICE BoAML 15+ Year Canada Government Index	0.50
Total	100.00%
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

ARCH CAPITAL	39	2021 FIRST QUARTER FORM 10-Q

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

Along with consolidated underwriting income, we provide a subtotal of underwriting income or loss before the contribution from the ‘other’ segment. The ‘other’ segment includes the results of Watford Holdings Ltd. Watford Holdings Ltd. is the parent of Watford Re Ltd., a multi-line Bermuda reinsurance company (together with Watford Holdings Ltd., “Watford”). Pursuant to generally accepted accounting principles, Watford is considered a variable interest entity and we concluded that we are the primary beneficiary of Watford. As such, we consolidate the results of Watford in our consolidated financial statements, although we only own approximately 10% of Watford’s common equity. Watford’s own management and board of directors are responsible for its results and profitability. In addition, we do not guarantee or provide credit support for Watford. Since Watford is an independent company, the assets of Watford can be used only to settle obligations of Watford and Watford is solely responsible for its own liabilities and commitments. Our financial exposure to Watford is limited to our investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from the reinsurance transactions. We believe that presenting certain information excluding the ‘other’ segment enables investors and other users of our financial information to analyze our performance in a manner similar to how our management analyzes performance.

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

ARCH CAPITAL	40	2021 FIRST QUARTER FORM 10-Q

RESULTS OF OPERATIONS

The following table summarizes our consolidated financial data, including a reconciliation of net income or loss available to Arch common shareholders to after-tax operating income or loss available to Arch common shareholders. Each line item reflects the impact of our percentage ownership of Watford’s common equity during such period.

	Three Months Ended
	March 31,
	2021	2020
Net income available to Arch common shareholders	$427,753	$133,714
Net realized (gains) losses	(105,551)	109,364
Equity in net (income) loss of investment funds accounted for using the equity method	(71,686)	4,209
Net foreign exchange (gains) losses	(21,332)	(64,491)
Transaction costs and other	1,274	2,595
Income tax expense (1)	9,311	4,365
After-tax operating income available to Arch common shareholders	$239,769	$189,756

Beginning common shareholders’ equity	$12,325,886	$10,717,371
Ending common shareholders’ equity	12,316,472	10,587,244
Average common shareholders’ equity	$12,321,179	$10,652,308

Annualized return on average common equity %	13.9	5.0
Annualized operating return on average common equity %	7.8	7.1
(1) Income tax expense on net realized gains or losses, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses and transaction costs and other reflects the relative mix reported by jurisdiction and the varying tax rates in each jurisdiction.
Segment Information
We classify our businesses into three underwriting segments — insurance, reinsurance and mortgage — and two other operating segments — corporate (non-underwriting) and ‘other.’ Our insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to our chief operating decision makers, the Chief Executive Officer of Arch Capital, the Chief Financial Officer and Treasurer of Arch Capital and the President and Chief Underwriting Officer of Arch Capital. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for our three underwriting segments based on underwriting income or loss. We do not manage our assets by underwriting segment, with the exception of goodwill and intangible assets, and, accordingly, investment income is not allocated to each underwriting segment.
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
Insurance Segment
The following tables set forth our insurance segment’s underwriting results:

	Three Months Ended March 31,
	2021	2020	% Change
Gross premiums written	$1,415,886	$1,207,645	17.2
Premiums ceded	(421,047)	(378,897)
Net premiums written	994,839	828,748	20.0
Change in unearned premiums	(175,365)	(112,829)
Net premiums earned	819,474	715,919	14.5
Other underwriting income (loss)	—	—
Losses and loss adjustment expenses	(535,747)	(507,108)
Acquisition expenses	(128,222)	(107,337)
Other operating expenses	(137,113)	(129,649)
Underwriting income (loss)	$18,392	$(28,175)	165.3

Underwriting Ratios			% Point Change
Loss ratio	65.4%	70.8%	(5.4)
Acquisition expense ratio	15.6%	15.0%	0.6
Other operating expense ratio	16.7%	18.1%	(1.4)
Combined ratio	97.7%	103.9%	(6.2)
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

ARCH CAPITAL	41	2021 FIRST QUARTER FORM 10-Q

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
Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended March 31,
	2021		2020
	Amount	%	Amount	%
Property, energy, marine and aviation	$170,498	17.1	$127,585	15.4
Professional lines	238,246	23.9	169,118	20.4
Programs	158,401	15.9	112,532	13.6
Construction and national accounts	134,792	13.5	115,999	14.0
Excess and surplus casualty	85,593	8.6	65,419	7.9
Travel, accident and health	92,306	9.3	126,046	15.2
Lenders products	34,860	3.5	33,292	4.0
Other	80,143	8.1	78,757	9.5
Total	$994,839	100.0	$828,748	100.0
2021 First Quarter versus 2020 Period. Gross premiums written by the insurance segment in the 2021 first quarter were 17.2% higher than in the 2020 first quarter, while net premiums written were 20.0% higher. The higher level of net premiums written reflected increases across most lines of business, due in part to new business opportunities, rate increases and growth in existing accounts, partially offset by a decrease in travel business, reflecting the ongoing impact of the COVID-19 global pandemic.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended March 31,
	2021		2020
	Amount	%	Amount	%
Property, energy, marine and aviation	$157,259	19.2	$111,183	15.5
Professional lines	199,671	24.4	151,700	21.2
Programs	112,840	13.8	108,878	15.2
Construction and national accounts	102,671	12.5	99,700	13.9
Excess and surplus casualty	75,367	9.2	65,097	9.1
Travel, accident and health	49,666	6.1	77,375	10.8
Lenders products	40,081	4.9	25,343	3.5
Other	81,919	10.0	76,643	10.7
Total	$819,474	100.0	$715,919	100.0

ARCH CAPITAL	42	2021 FIRST QUARTER FORM 10-Q

Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned in the 2021 first quarter were 14.5% higher than in the 2020 first quarter. Net premiums earned reflect changes in net premiums written over the previous five quarters.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended
	March 31,
	2021	2020
Current year	65.9%	71.0%
Prior period reserve development	(0.5)%	(0.2)%
Loss ratio	65.4%	70.8%
Current Year Loss Ratio.
2021 First Quarter versus 2020 Period. The insurance segment’s current year loss ratio in the 2021 first quarter was 5.1 points lower than in the 2020 first quarter. The 2021 first quarter loss ratio reflected 5.1 points of current year catastrophic activity, primarily from winter storms Uri and Viola, compared to 6.9 points of catastrophic activity for the 2020 first quarter, which included 5.0 points for exposure to the COVID-19 global pandemic.
Prior Period Reserve Development.
The insurance segment’s net favorable development was $4.1 million, or 0.5 points, for the 2021 first quarter, compared to $1.1 million, or 0.2 points, for the 2020 first quarter. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
2021 First Quarter versus 2020 Period. The insurance segment’s underwriting expense ratio was 32.3% in the 2021 first quarter, compared to 33.1% in the 2020 first quarter, with the decrease primarily due to growth in net premiums earned.
Reinsurance Segment
The following tables set forth our reinsurance segment’s underwriting results:

	Three Months Ended March 31,
	2021	2020	% Change
Gross premiums written	$1,471,060	$1,122,519	31.0
Premiums ceded	(471,948)	(325,339)
Net premiums written	999,112	797,180	25.3
Change in unearned premiums	(354,212)	(253,720)
Net premiums earned	644,900	543,460	18.7
Other underwriting income (loss)	(1,198)	2,120
Losses and loss adjustment expenses	(484,870)	(430,069)
Acquisition expenses	(118,025)	(79,606)
Other operating expenses	(60,514)	(45,297)
Underwriting income (loss)	$(19,707)	$(9,392)	(109.8)

Underwriting Ratios			% Point Change
Loss ratio	75.2%	79.1%	(3.9)
Acquisition expense ratio	18.3%	14.6%	3.7
Other operating expense ratio	9.4%	8.3%	1.1
Combined ratio	102.9%	102.0%	0.9
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

ARCH CAPITAL	43	2021 FIRST QUARTER FORM 10-Q

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
Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended March 31,
	2021		2020
	Amount	%	Amount	%
Property excluding property catastrophe	$292,833	29.3	$158,924	19.9
Property catastrophe	117,207	11.7	89,092	11.2
Other specialty	284,331	28.5	284,952	35.7
Casualty	218,256	21.8	190,880	23.9
Marine and aviation	61,638	6.2	49,785	6.2
Other	24,847	2.5	23,547	3.0
Total	$999,112	100.0	$797,180	100.0
2021 First Quarter versus 2020 Period. Gross premiums written by the reinsurance segment in the 2021 first quarter were 31.0% higher than in the 2020 first quarter, while net premiums written were 25.3% higher. Premiums written for the reinsurance segment in the 2020 first quarter were affected by the presence of an $88 million loss portfolio transfer contract, written and fully earned in the period in the other specialty line of business. Absent this transaction, gross and net premiums written would have been higher than in the 2020 first quarter by 42.2% and 40.8%, respectively. The growth in net premiums written reflected increases in most lines of business, mainly due to rate increases and new business.
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended March 31,
	2021		2020
	Amount	%	Amount	%
Property excluding property catastrophe	$187,782	29.1	$112,652	20.7
Property catastrophe	88,011	13.6	53,000	9.8
Other specialty	163,898	25.4	203,385	37.4
Casualty	149,031	23.1	135,071	24.9
Marine and aviation	40,108	6.2	24,858	4.6
Other	16,070	2.5	14,494	2.7
Total	$644,900	100.0	$543,460	100.0
Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Excluding the loss portfolio transfer contract, net premiums earned by the reinsurance segment in the 2021 first quarter were 41.5% higher than in the 2020 first quarter, and reflect changes in net premiums written over the previous five quarters.
Other Underwriting Income (Loss).
Other underwriting income for the 2021 first quarter was a loss of $1.2 million, compared to a gain of $2.1 million for the 2020 first quarter.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended
	March 31,
	2021	2020
Current year	79.4%	81.2%
Prior period reserve development	(4.2)%	(2.1)%
Loss ratio	75.2%	79.1%
Current Year Loss Ratio.
2021 First Quarter versus 2020 Period. The reinsurance segment’s current year loss ratio in the 2021 first quarter was 1.8 points lower than in the 2020 first quarter. The 2021 first quarter loss ratio reflected 24.7 points of current year catastrophic activity, including winter storms Uri and Viola as well as other minor global events. The 2020 first quarter included 12.7 points of catastrophic activity, included 9.3 points for exposure to the COVID-19 pandemic.

ARCH CAPITAL	44	2021 FIRST QUARTER FORM 10-Q

Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $26.8 million, or 4.2 points, for the 2021 first quarter, compared to $11.6 million, or 2.1 points, for the 2020 first quarter. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
2021 First Quarter versus 2020 Period. The underwriting expense ratio for the reinsurance segment was 27.7% in the 2021 first quarter, compared to 22.9% in the 2020 first quarter. The 2020 first quarter ratio reflected a 4.4 point benefit related to the loss portfolio transfer contract and changes in mix of business.
Mortgage Segment
Our mortgage operations include U.S. and international mortgage insurance and reinsurance operations as well as participation in GSE credit risk-sharing transactions. Our mortgage group includes direct mortgage insurance in the U.S. primarily through Arch Mortgage Insurance Company, United Guaranty Residential Insurance Company and Arch Mortgage Guaranty Company (together, “Arch MI U.S.”); mortgage reinsurance by Arch Reinsurance Ltd. (“Arch Re Bermuda”) to mortgage insurers on both a proportional and non-proportional basis globally; direct mortgage insurance in Europe through Arch Insurance (EU) Designated Activity Company (“Arch Insurance EU”); in Hong Kong through Arch MI Asia Limited (“Arch MI Asia”); in Australia through Arch LMI Pty Ltd (“Arch LMI”) and participation in various GSE credit risk-sharing products primarily through Arch Re Bermuda.
The following tables set forth our mortgage segment’s underwriting results.

	Three Months Ended March 31,
	2021	2020	% Change
Gross premiums written	$391,246	$368,945	6.0
Premiums ceded	(56,051)	(44,327)
Net premiums written	335,195	324,618	3.3
Change in unearned premiums	1,122	20,408
Net premiums earned	336,317	345,026	(2.5)
Other underwriting income	6,897	4,599
Losses and loss adjustment expenses	(63,689)	(67,566)
Acquisition expenses	(30,082)	(38,536)
Other operating expenses	(49,131)	(45,896)
Underwriting income	$200,312	$197,627	1.4

Underwriting Ratios			% Point Change
Loss ratio	18.9%	19.6%	(0.7)
Acquisition expense ratio	8.9%	11.2%	(2.3)
Other operating expense ratio	14.6%	13.3%	1.3
Combined ratio	42.4%	44.1%	(1.7)
Premiums Written.
The following tables set forth our mortgage segment’s net premiums written by underwriting location (i.e., where the business is underwritten):

	Three Months Ended March 31,
	2021		2020
	Amount	%	Amount	%
Underwriting location:
United States	$247,529	73.8	$264,108	81.4
Other	87,666	26.2	60,510	18.6
Total	$335,195	100.0	$324,618	100.0
2021 First Quarter versus 2020 Period. Gross premiums written by the mortgage segment in the 2021 first quarter were 6.0% higher than in the 2020 first quarter, while net premiums written were 3.3% higher, primarily reflecting growth in Australian single premium mortgage insurance, partially offset by a lower level of U.S. primary mortgage insurance in force on monthly premium policies.
The persistency rate, which represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period, was 54.1% for the Arch MI U.S. portfolio of mortgage insurance policies at March 31, 2021, reflecting the higher level of mortgage refinancing activity, compared to 58.7% at December 31, 2020.

ARCH CAPITAL	45	2021 FIRST QUARTER FORM 10-Q

The following tables provide details on the new insurance written (“NIW”) generated by Arch MI U.S. NIW represents the original principal balance of all loans that received coverage during the period.

(U.S. Dollars in millions)	Three Months Ended March 31,
	2021		2020
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$27,019		$16,778

Credit quality (FICO):
>=740	$17,818	65.9	$10,069	60.0
680-739	8,418	31.2	5,787	34.5
620-679	783	2.9	922	5.5
Total	$27,019	100.0	$16,778	100.0

Loan-to-value (LTV):
95.01% and above	$1,608	6.0	$1,668	9.9
90.01% to 95.00%	12,288	45.5	7,199	42.9
85.01% to 90.00%	8,312	30.8	5,329	31.8
85.00% and below	4,811	17.8	2,582	15.4
Total	$27,019	100.0	$16,778	100.0

Monthly vs. single:
Monthly	$24,989	92.5	$15,692	93.5
Single	2,030	7.5	1,086	6.5
Total	$27,019	100.0	$16,778	100.0

Purchase vs. refinance:
Purchase	$20,505	75.9	$12,299	73.3
Refinance	6,514	24.1	4,479	26.7
Total	$27,019	100.0	$16,778	100.0
(1)Represents the original principal balance of all loans that received coverage during the period.
Net Premiums Earned.
The following tables set forth our mortgage segment’s net premiums earned by underwriting location:

	Three Months Ended March 31,
	2021		2020
	Amount	%	Amount	%
Underwriting location:
United States	$262,550	78.1	$289,162	83.8
Other	73,767	21.9	55,864	16.2
Total	$336,317	100.0	$345,026	100.0
2021 First Quarter versus 2020 Period. Net premiums earned for the 2021 first quarter were 2.5% lower than in the 2020 first quarter, and reflected a decrease in U.S. primary mortgage insurance in force, partially offset by an increase in earnings from Australian single premium policy terminations.
Other Underwriting Income.
Other underwriting income, which is primarily related to GSE credit risk-sharing transactions was $6.9 million for the 2021 first quarter, compared to $4.6 million for the 2020 first quarter.
Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended
	March 31,
	2021	2020
Current year	22.1%	21.4%
Prior period reserve development	(3.2)%	(1.8)%
Loss ratio	18.9%	19.6%
Current Year Loss Ratio.
2021 First Quarter versus 2020 Period. The mortgage segment’s current year loss ratio was 0.7 points higher in the 2021 first quarter than in the 2020 first quarter. The 2021 first quarter loss ratio reflected continued elevated new delinquency rates, primarily due to financial stress related to the COVID-19 pandemic.
For both the 2021 and 2020 periods, incurred losses were due, in part, to financial stress from the COVID-19 pandemic. Segregating estimated losses due to COVID-19 from the overall mortgage segment estimated losses would require knowledge of the number of delinquencies specifically attributable to COVID-19. As this analysis cannot be performed accurately, the Company is not reporting COVID-19 provisions separately from its overall loss provisions.
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $10.9 million, or 3.2 points, for the 2021 first quarter, compared to $6.1 million, or 1.8 points, for the 2020 first quarter. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
2021 First Quarter versus 2020 Period. The underwriting expense ratio for the mortgage segment was 23.5% in the 2021 first quarter, compared to 24.5% in the 2020 first quarter, with the decrease reflecting lower acquisition expenses on U.S. primary mortgage insurance and to a lesser extent international business.
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

ARCH CAPITAL	46	2021 FIRST QUARTER FORM 10-Q

and net impairment losses recognized in earnings), equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, income or loss from operating affiliates and income taxes. Such amounts exclude the results of the ‘other’ segment. See note 1, “Basis of Presentation and Recent Accounting Pronouncements,” to our consolidated financial statements for information about the change in presentation of income or loss from operating affiliates.
Net Investment Income.
The components of net investment income were derived from the following sources:

	Three Months Ended
	March 31,
	2021	2020
Fixed maturities	$79,017	$101,763
Equity securities	5,650	5,630
Short-term investments	644	3,385
Other (1)	15,559	20,479
Gross investment income	100,870	131,257
Investment expenses (2)	(22,141)	(18,229)
Net investment income	$78,729	$113,028
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.
(2)    Investment expenses were approximately 0.35% of average invested assets for the 2021 first quarter, consistent with 0.35% for the 2020 first quarter.
The lower level of net investment income for the 2021 first quarter primarily related to lower yields available in the financial market. The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 1.31% for the 2021 first quarter, compared to 2.20% for the 2020 first quarter.
Corporate Expenses.
Corporate expenses were $23.5 million for the 2021 first quarter, compared to $18.2 million for the 2020 first quarter. The increase in corporate expenses was primarily due to higher incentive compensation costs.
Transaction Costs and Other.
Transaction costs and other were $1.2 million for the 2021 first quarter, compared to $2.6 million for the 2020 first quarter. Amounts in the 2021 and 2020 periods are primarily related to acquisitions activity for the respective period.
Amortization of Intangible Assets.
Amortization of intangible assets for the 2021 first quarter was $14.4 million, compared to $16.6 million for the 2020 first quarter. Amounts in 2021 and 2020 primarily related to amortization of finite-lived intangible assets. See the consolidated financial statements contained in our 2020 Form 10-K for disclosures on our amortization pattern.
Interest Expense.
Interest expense was $34.2 million for the 2021 first quarter, compared to the $25.2 million for the 2020 first quarter. The higher level of interest expense mainly resulted from the issuance of $1.0 billion of 3.635% senior notes in June 2020.
Net Realized Gains or Losses.
We recorded net realized gains of $101.3 million for the 2021 first quarter, compared to net realized losses of $72.1 million for the 2020 first quarter. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations.
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
Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method.
We recorded $71.7 million of equity in net income related to investment funds accounted for using the equity method in the 2021 first quarter, compared to a loss of $4.2 million for the 2020 first quarter. Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Investment funds accounted for using the equity method totaled $2.3 billion at March 31, 2021, compared to $2.0 billion at December 31, 2020. See note 7, “Investment Information—Investments Accounted For Using the Equity Method,” to our consolidated financial statements for additional information.
Net Foreign Exchange Gains or Losses.
Net foreign exchange gains for the 2021 first quarter were $21.5 million, compared to net foreign exchange gains for the 2020 first quarter of $63.3 million. Amounts in both periods

ARCH CAPITAL	47	2021 FIRST QUARTER FORM 10-Q

were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income (loss) before income taxes, including income (loss) from operating affiliates, resulted in an expense of 8.2% for the 2021 first quarter, compared to 13.6% for the 2020 first quarter. Such amounts exclude the results of the ‘other’ segment. Our effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
Income (loss) from operating affiliates.
We recorded $75.5 million of net income from our operating affiliates in the 2021 first quarter, compared to $8.5 million for the 2020 first quarter. Results for the 2021 first quarter reflected a one-time gain of $74.5 million realized from the Company’s acquisition of 29.5% of the common equity in Coface, a global trade credit insurer. As a result of equity method accounting rules, approximately $36 million of additional gain was deferred and will generally be recognized over the next five years.
Other Segment
The ‘other’ segment includes the results of Watford. Pursuant to generally accepted accounting principles, Watford is considered a variable interest entity and we concluded that we are the primary beneficiary of Watford. As such, we consolidate the results of Watford in our consolidated financial statements, although we only own approximately 10% of Watford’s common equity. See note 11, “Variable Interest Entities and Noncontrolling Interests,” and note 4, “Segment Information,” to our consolidated financial statements for additional information on Watford.
CRITICAL ACCOUNTING POLICIES,
ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

Critical accounting policies, estimates and recent accounting pronouncements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2020 Form 10-K, updated where applicable in the notes accompanying our consolidated financial statements, including note 1, “Basis of Presentation and Recent Accounting Pronouncements.”
FINANCIAL CONDITION

Investable Assets
At March 31, 2021, total investable assets held by Arch were $26.3 billion, excluding the $2.7 billion included in the ‘other’ segment (i.e., attributable to Watford).
Investable Assets Held by Arch
The following table summarizes the fair value of the investable assets held by Arch:

Investable assets (1):	Estimated Fair Value	% of Total
March 31, 2021
Fixed maturities (2)	$18,627,372	70.7
Short-term investments (2)	1,409,960	5.4
Cash	705,787	2.7
Equity securities (2)	1,507,029	5.7
Other investments (2)	1,527,999	5.8
Other investable assets (3)	500,000	1.9
Investments accounted for using the equity method	2,256,327	8.6
Securities transactions entered into but not settled at the balance sheet date	(195,875)	(0.7)
Total investable assets held by Arch	$26,338,599	100.0

Average effective duration (in years)	2.71
Average S&P/Moody’s credit ratings (4)	AA-/Aa3
Embedded book yield (5)	1.59%

December 31, 2020
Fixed maturities (2)	$18,771,296	69.9
Short-term investments (2)	2,063,240	7.7
Cash	694,997	2.6
Equity securities (2)	1,436,104	5.3
Other investments (2)	1,480,347	5.5
Other investable assets (3)	500,000	1.9
Investments accounted for using the equity method	2,047,889	7.6
Securities transactions entered into but not settled at the balance sheet date	(137,578)	(0.5)
Total investable assets held by Arch	$26,856,295	100.0

Average effective duration (in years)	3.01
Average S&P/Moody’s credit ratings (4)	AA/Aa2
Embedded book yield (5)	1.56%
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
(3)Represents participation interests in a receivable of a reverse repurchase agreement.
(4)Average credit ratings on our investment portfolio on securities with ratings by Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”).
(5)Before investment expenses.

ARCH CAPITAL	48	2021 FIRST QUARTER FORM 10-Q

At March 31, 2021, approximately $18.1 billion, or 68.8%, of total investable assets held by Arch were internally managed, compared to $19.2 billion, or 71.4%, at December 31, 2020.
The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements (“Fixed Maturities”) by type:

	Estimated Fair Value	% of Total
March 31, 2021
Corporate bonds	$8,233,771	44.2
Residential mortgage backed securities	558,584	3.0
Municipal bonds	455,550	2.4
Commercial mortgage backed securities	256,598	1.4
U.S. government and government agencies	4,876,796	26.2
Non-U.S. government securities	2,287,921	12.3
Asset backed securities	1,958,152	10.5
Total	$18,627,372	100.0

December 31, 2020
Corporate bonds	$8,039,745	42.8
Residential mortgage backed securities	616,619	3.3
Municipal bonds	492,734	2.6
Commercial mortgage backed securities	390,990	2.1
U.S. government and government agencies	5,354,863	28.5
Non-U.S. government securities	2,310,157	12.3
Asset backed securities	1,566,188	8.3
Total	$18,771,296	100.0
The following table provides the credit quality distribution of our Fixed Maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
March 31, 2021
U.S. government and gov’t agencies (1)	$5,432,191	29.2
AAA	3,145,642	16.9
AA	2,069,764	11.1
A	3,878,113	20.8
BBB	2,829,202	15.2
BB	622,448	3.3
B	331,144	1.8
Lower than B	57,659	0.3
Not rated	261,209	1.4
Total	$18,627,372	100.0

December 31, 2020
U.S. government and gov’t agencies (1)	$5,963,758	31.8
AAA	3,117,046	16.6
AA	2,063,738	11.0
A	3,760,280	20.0
BBB	2,699,201	14.4
BB	574,189	3.1
B	268,095	1.4
Lower than B	54,795	0.3
Not rated	270,194	1.4
Total	$18,771,296	100.0
(1)Includes U.S. government-sponsored agency residential mortgage-backed securities and agency commercial mortgage-backed securities.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
March 31, 2021
0-10%	$9,047,946	$(139,904)	93.0
10-20%	58,325	(7,860)	5.2
20-30%	8,556	(2,095)	1.4
Greater than 30%	193	(570)	0.4
Total	$9,115,020	$(150,429)	100.0

December 31, 2020
0-10%	$3,583,981	$(55,542)	79.4
10-20%	95,495	(12,183)	17.4
20-30%	1,061	(406)	0.6
Greater than 30%	1,249	(1,785)	2.6
Total	$3,681,786	$(69,916)	100.0

ARCH CAPITAL	49	2021 FIRST QUARTER FORM 10-Q

The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at March 31, 2021, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
JPMorgan Chase & Co.	$389,799	A-/A2
Bank of America Corporation	312,603	A-/A2
Wells Fargo & Company	237,410	BBB+/A2
Citigroup Inc.	231,573	BBB+/A3
Morgan Stanley	214,190	BBB+/A1
The Goldman Sachs Group, Inc.	174,407	BBB+/A2
Nestlé S.A.	158,152	AA-/Aa3
Apple Inc.	131,135	AA+/Aa1
Chevron Corporation	110,767	AA-/Aa2
AT&T Inc.	103,918	BBB/Baa2
Total	$2,063,954
(1)Average credit ratings as assigned by S&P and Moody’s, respectively.
The following table provides information on our structured securities, which includes residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
Mar 31, 2021
RMBS	$525,144	$1,627	$31,813	$558,584
CMBS	30,251	201,132	25,215	256,598
ABS	—	1,765,074	193,078	1,958,152
Total	$555,395	$1,967,833	$250,106	$2,773,334

Dec 31, 2020
RMBS	$584,499	$4,102	$28,018	$616,619
CMBS	24,396	342,491	24,103	390,990
ABS	—	1,403,137	163,051	1,566,188
Total	$608,895	$1,749,730	$215,172	$2,573,797
The following table summarizes our equity securities, which include investments in exchange traded funds:

	March 31, 2021	December 31, 2020
Equities (1)	$782,747	$676,437
Exchange traded funds
Fixed income (2)	235,606	341,139
Equity and other (3)	488,676	418,528
Total	$1,507,029	$1,436,104
(1)Primarily in consumer non-cyclical, consumer cyclical, technology, communications and financial stocks at March 31, 2021.
(2)Primarily in corporate, MBS and municipal strategies at March 31, 2021.
(3)Primarily in utilities, large cap stocks and foreign equities at March 31, 2021.

The following table summarizes our other investments and other investable assets:

	March 31, 2021	December 31, 2020
Lending	$606,207	$572,636
Term loan investments	397,566	380,193
Energy	78,500	65,813
Credit related funds	79,355	90,780
Investment grade fixed income	142,630	138,646
Infrastructure	152,352	165,516
Private equity	52,064	48,750
Real estate	19,325	18,013
Total fair value option	$1,527,999	$1,480,347

Other investable assets	$500,000	$500,000

Total other investments	$2,027,999	$1,980,347
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

ARCH CAPITAL	50	2021 FIRST QUARTER FORM 10-Q

Investable Assets in the ‘Other’ Segment
Investable assets in the ‘other’ segment are managed by Watford. The board of directors of Watford establishes its investment policies and guidelines. A significant amount of Watford’s investments are accounted for using the fair value option with changes in the carrying value of such investments recorded in net realized gains or losses.
The following table summarizes investable assets in the ‘other’ segment:

	March 31, 2021	December 31, 2020
Investments accounted for using the fair value option:
Other investments	$790,186	$851,538
Fixed maturities	539,688	455,163
Short-term investments	483,601	418,690
Equity securities	67,295	64,994
Total	1,880,770	1,790,385
Fixed maturities available for sale, at fair value	586,431	613,503
Equity securities, at fair value	62,314	52,410
Cash	236,164	211,451
Securities sold but not yet purchased	(34,097)	(21,679)
Securities transactions entered into but not settled at the balance sheet date	8,846	11,542
Total investable assets included in ‘other’ segment	$2,740,428	$2,657,612
Reinsurance
The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses (“LAE”) with unaffiliated reinsurers were as follows:

	Three Months Ended
	March 31,
	2021	2020
Premiums written:
Direct	$1,892,245	$1,688,798
Assumed	1,504,961	1,144,032
Ceded	(888,749)	(695,584)
Net	$2,508,457	$2,137,246

Premiums earned:
Direct	$1,712,925	$1,545,825
Assumed	947,614	761,074
Ceded	(712,117)	(562,455)
Net	$1,948,422	$1,744,444

Losses and LAE:
Direct	$985,933	$985,083
Assumed	667,311	545,869
Ceded	(450,144)	(415,533)
Net	$1,203,100	$1,115,419
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
The following table summarizes the respective coverages and retentions at March 31, 2021:

		March 31, 2021
	Initial Coverage at Issuance	Current Coverage	Remaining Retention, Net
Bellemeade 2017-1 Ltd. (1)	$368,114	$145,573	$124,281
Bellemeade 2018-1 Ltd. (2)	374,460	250,095	121,963
Bellemeade 2018-2 Ltd. (3)	653,278	66,747	303,766
Bellemeade 2018-3 Ltd. (4)	506,110	302,563	125,226
Bellemeade 2019-1 Ltd. (5)	341,790	219,256	104,221
Bellemeade 2019-2 Ltd. (6)	621,022	398,316	158,732
Bellemeade 2019-3 Ltd. (7)	700,920	528,084	178,241
Bellemeade 2019-4 Ltd. (8)	577,267	468,737	114,325
Bellemeade 2020-1 Ltd. (9)	528,540	141,262	750,797
Bellemeade 2020-2 Ltd. (10)	449,167	380,888	235,372
Bellemeade 2020-3 Ltd. (11)	451,816	451,816	167,556
Bellemeade 2020-4 Ltd. (12)	337,013	337,013	142,435
Bellemeade 2021-1 Ltd. (13)	643,577	643,577	169,634
Total	$6,553,074	$4,333,927	$2,696,549
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
(6)    Issued in April 2019, covering in-force policies issued between July 1, 2018 and December 31, 2018.
(7)    Issued in July 2019, covering in-force policies issued in 2016.

ARCH CAPITAL	51	2021 FIRST QUARTER FORM 10-Q

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
(13) Issued in March 2021, covering in-force policies issued between September 1, 2020 and November 30, 2020. $580 million was directly funded by Bellemeade Re 2021-1 Ltd. with an additional $64 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.

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
At March 31, 2021 and December 31, 2020, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	March 31, 2021	December 31, 2020
Insurance segment:
Case reserves	$1,998,483	$2,051,640
IBNR reserves	4,036,207	3,889,823
Total net reserves	6,034,690	5,941,463
Reinsurance segment:
Case reserves	1,503,315	1,560,523
Additional case reserves	368,458	280,472
IBNR reserves	2,351,015	2,253,953
Total net reserves	4,222,788	4,094,948
Mortgage segment:
Case reserves	688,005	631,921
IBNR reserves	277,739	271,702
Total net reserves	965,744	903,623
Other segment:
Case reserves	588,036	566,587
Additional case reserves	39,312	32,321
IBNR reserves	676,732	660,132
Total net reserves	1,304,080	1,259,040
Total:
Case reserves	4,777,839	4,810,671
Additional case reserves	407,770	312,793
IBNR reserves	7,341,693	7,075,610
Total net reserves	$12,527,302	$12,199,074
At March 31, 2021 and December 31, 2020, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2021	December 31, 2020
Insurance segment:
Professional lines (1)	$1,457,723	$1,482,820
Construction and national accounts	1,433,994	1,395,067
Excess and surplus casualty (2)	833,272	816,495
Programs	733,193	699,354
Property, energy, marine and aviation	506,565	517,692
Travel, accident and health	86,135	98,910
Lenders products	56,964	48,946
Other (3)	926,844	882,179
Total net reserves	$6,034,690	$5,941,463
(1)Includes professional liability, executive assurance and healthcare business.
(2)Includes casualty and contract binding business.
(3)Includes alternative markets, excess workers’ compensation and surety business.

ARCH CAPITAL	52	2021 FIRST QUARTER FORM 10-Q

At March 31, 2021 and December 31, 2020, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2021	December 31, 2020
Reinsurance segment:
Casualty (1)	$1,937,311	$1,995,849
Other specialty (2)	942,302	917,178
Property excluding property catastrophe	628,305	594,033
Marine and aviation	201,813	204,205
Property catastrophe	396,878	268,858
Other (3)	116,179	114,825
Total net reserves	$4,222,788	$4,094,948
(1)Includes executive assurance, professional liability, workers’ compensation, excess motor, healthcare and other.
(2)Includes non-excess motor, surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and other.
(3)Includes life, casualty clash and other.
At March 31, 2021 and December 31, 2020, the mortgage segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2021	December 31, 2020
U.S. primary mortgage insurance (1)	$700,169	$649,748
Other	265,575	253,875
Total net reserves	$965,744	$903,623
(1)    At March 31, 2021, 29.1% represents policy years 2011 and prior and the remainder from later policy years. At December 31, 2020 , 28.3% of total net reserves represent policy years 2011 and prior and the remainder from later policy years.
Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at March 31, 2021 and December 31, 2020:

(U.S. Dollars in millions)	March 31, 2021		December 31, 2020
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$276,179	64.7	$280,579	66.2
Mortgage reinsurance	31,699	7.4	31,220	7.4
Other (2)	119,138	27.9	111,740	26.4
Total	$427,016	100.0	$423,539	100.0

Risk In Force (RIF) (3):
U.S. primary mortgage insurance	$69,234	89.9	$70,522	90.5
Mortgage reinsurance	2,214	2.9	2,226	2.9
Other (2)	5,573	7.2	5,146	6.6
Total	$77,021	100.0	$77,894	100.0
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
The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at March 31, 2021:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2011 and prior	$13,569	4.9	$3,086	4.5	11.16%
2012	2,769	1.0	734	1.1	3.17%
2013	6,522	2.4	1,817	2.6	3.17%
2014	7,250	2.6	1,993	2.9	3.96%
2015	12,971	4.7	3,495	5.0	3.64%
2016	21,354	7.7	5,718	8.3	4.66%
2017	20,826	7.5	5,413	7.8	5.46%
2018	22,856	8.3	5,794	8.4	6.98%
2019	40,743	14.8	10,157	14.7	4.72%
2020	100,435	36.4	24,460	35.3	0.91%
2021	26,884	9.7	6,567	9.5	0.03%
Total	$276,179	100.0	$69,234	100.0	3.86%
(1)Represents the ending percentage of loans in default.

ARCH CAPITAL	53	2021 FIRST QUARTER FORM 10-Q

The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2020:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2011 and prior	$14,588	5.2	$3,327	4.7	11.36%
2012	3,651	1.3	992	1.4	2.98%
2013	7,546	2.7	2,107	3.0	3.30%
2014	8,261	2.9	2,273	3.2	4.06%
2015	15,032	5.4	4,048	5.7	3.72%
2016	24,958	8.9	6,648	9.4	4.77%
2017	24,748	8.8	6,413	9.1	5.52%
2018	27,304	9.7	6,918	9.8	6.76%
2019	48,304	17.2	12,001	17.0	4.61%
2020	106,187	37.8	25,795	36.6	0.76%
Total	$280,579	100.0	$70,522	100.0	4.19%
(1)Represents the ending percentage of loans in default.
The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at March 31, 2021 and December 31, 2020:

(U.S. Dollars in millions)	March 31, 2021		December 31, 2020
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$40,230	58.1	$40,774	57.8
680-739	24,006	34.7	24,498	34.7
620-679	4,607	6.7	4,837	6.9
<620	391	0.6	413	0.6
Total	$69,234	100.0	$70,522	100.0
Weighted average FICO score	744		743

Loan-to-value (LTV):
95.01% and above	$8,310	12.0	$8,643	12.3
90.01% to 95.00%	37,193	53.7	37,877	53.7
85.01% to 90.00%	19,648	28.4	20,013	28.4
85.00% and below	4,083	5.9	3,989	5.7
Total	$69,234	100.0	$70,522	100.0
Weighted average LTV	92.8%		92.8%

Total RIF, net of external reinsurance	$55,503		$56,658

(U.S. Dollars in millions)	March 31, 2021		December 31, 2020
	Amount	%	Amount	%
Total RIF by State:
Texas	$5,569	8.0	$5,636	8.0
California	5,343	7.7	5,261	7.5
Florida	3,544	5.1	3,632	5.2
Georgia	2,929	4.2	2,959	4.2
Illinois	2,728	3.9	2,762	3.9
North Carolina	2,610	3.8	2,622	3.7
Virginia	2,458	3.6	2,526	3.6
Minnesota	2,452	3.5	2,520	3.6
Massachusetts	2,434	3.5	2,464	3.5
Washington	2,154	3.1	2,220	3.1
Other	37,013	53.5	37,920	53.8
Total	$69,234	100.0	$70,522	100.0
The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics:

(U.S. Dollars in thousands, except policy, loan and claim count)	Three Months Ended
	March 31,
	2021	2020
Roll-forward of insured loans in default:
Beginning delinquent number of loans	52,234	20,163
New notices	10,990	9,419
Cures	(16,131)	(10,541)
Paid claims	(179)	(627)
Ending delinquent number of loans (1)	46,914	18,414

Ending number of policies in force (1)	1,214,245	1,293,799

Delinquency rate (1)	3.86%	1.42%

Losses:
Number of claims paid	179	627
Total paid claims	$6,882	$26,038
Average per claim	$38.4	$41.5
Severity (2)	82.0%	92.8%
Average case reserve per default (in thousands)	$15.2	$14.4
(1)Includes first lien primary and pool policies.
(2)Represents total paid claims divided by RIF of loans for which claims were paid.
The risk to capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 8.7 to 1 at March 31, 2021, compared to 9.3 to 1 at December 31, 2020.

ARCH CAPITAL	54	2021 FIRST QUARTER FORM 10-Q

Shareholders’ Equity and Book Value per Share
The following table presents the calculation of book value per share:

(U.S. dollars in thousands, except share data)	March 31, 2021	December 31, 2020
Total shareholders’ equity available to Arch	$13,096,472	$13,105,886
Less preferred shareholders’ equity	780,000	780,000
Common shareholders’ equity available to Arch	$12,316,472	$12,325,886
Common shares and common share equivalents outstanding, net of treasury shares (1)	403,313,377	406,720,642
Book value per share	$30.54	$30.31
(1)Excludes the effects of 18,608,462 and 17,839,333 stock options and 1,015,055 and 1,153,784 restricted stock units outstanding at March 31, 2021 and December 31, 2020, respectively.

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
For the three months ended March 31, 2021, Arch Capital received dividends of $207.9 million from Arch Re Bermuda, our Bermuda-based reinsurer and insurer, which can pay approximately $3.5 billion to Arch Capital during the remainder of 2021 without providing an affidavit to the Bermuda Monetary Authority (“BMA”).
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

	Three Months Ended
	March 31,
	2021	2020
Total cash provided by (used for):
Operating activities	$755,928	$585,956
Investing activities	(498,658)	(242,766)
Financing activities	(201,625)	(146,856)
Effects of exchange rate changes on foreign currency cash	(3,387)	(23,738)
Increase (decrease) in cash and restricted cash	$52,258	$172,596

•Cash provided by operating activities for the three months ended March 31, 2021 reflected a higher level of premiums collected than in the 2020 period.
•Cash used for investing activities for the three months ended March 31, 2021 was higher than in the 2020 period. Activity for the three months ended March 31, 2021 reflected our $546.3 million purchase of a 29.5% interest in Coface.
•Cash used for financing activities for the three months ended March 31, 2021 was higher than cash used in the 2020 period, reflecting $179.3 million of repurchases under our share repurchase program, compared to $75.5 million of repurchases in the 2020 period.

ARCH CAPITAL	55	2021 FIRST QUARTER FORM 10-Q

CAPITAL RESOURCES

This section does not include information specific to Watford. We do not guarantee or provide credit support for Watford, and our financial exposure to Watford is limited to our investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions with Watford.
The following table provides an analysis of our capital structure:

(U.S. dollars in thousands, except share data)	Mar 31, 2021	Dec 31, 2020
Senior notes	$2,723,660	$2,723,423

Shareholders’ equity available to Arch:
Series E non-cumulative preferred shares	$450,000	$450,000
Series F non-cumulative preferred shares	330,000	330,000
Common shareholders’ equity	12,316,472	12,325,886
Total	$13,096,472	$13,105,886

Total capital available to Arch	$15,820,132	$15,829,309

Debt to total capital (%)	17.2	17.2
Preferred to total capital (%)	4.9	4.9
Debt and preferred to total capital (%)	22.1	22.1
Arch MI U.S. is required to maintain compliance with the GSEs requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements as of March 31, 2021 with an estimated PMIER sufficiency ratio of 190%, compared to 173% at December 31, 2020.
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
GUARANTOR INFORMATION

The below table provides a description of our senior notes payable at March 31, 2021, excluding amounts attributable to the ‘other’ segment (i.e., Watford):

	Interest	Principal	Carrying
Issuer/Due	(Fixed)	Amount	Amount
Arch Capital:
May 1, 2034	7.350%	$300,000	$297,396
June 30, 2050	3.635%	1,000,000	988,554
Arch-U.S.:
Nov. 1, 2043 (1)	5.144%	500,000	494,973
Arch Finance:
Dec. 15, 2026 (1)	4.011%	500,000	497,314
Dec. 15, 2046 (1)	5.031%	450,000	445,423
Total		$2,750,000	$2,723,660
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

ARCH CAPITAL	56	2021 FIRST QUARTER FORM 10-Q

The following tables present condensed financial information for Arch Capital (parent guarantor) and Arch-U.S. (subsidiary issuer):

	March 31, 2021		December 31, 2020
	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.
Assets
Total investments	$357	$345,224	$172	$396,547
Cash	8,920	11,051	18,932	11,368
Investment in operating affiliates	7,408	—	7,731	—
Due from subsidiaries and affiliates	—	200,742	—	201,515
Other assets	12,824	57,607	10,659	34,405
Total assets	$29,509	$614,624	$37,494	$643,835

Liabilities
Senior notes	1,285,950	494,973	1,285,867	494,944
Due to subsidiaries and affiliates	—	507,045	—	586,805
Other liabilities	34,586	57,889	23,270	41,876
Total liabilities	$1,320,536	$1,059,907	$1,309,137	$1,123,625

Non-cumulative preferred shares	$780,000	—	$780,000	—

	Three Months Ended		Year Ended
	March 31, 2021		December 31, 2020
	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.

Revenues
Net investment income	$432	$2,608	$53	$18,084
Net realized gains (losses)	—	55,108	(2,110)	26,096
Equity in net income (loss) of investments accounted for using the equity method	—	(336)	—	2,507
Total revenues	432	57,380	(2,057)	46,687

Expenses
Corporate expenses	23,315	1,586	65,566	7,227
Interest expense	14,683	11,801	40,445	47,566
Net foreign exchange (gains) losses	1	—	3	—
Total expenses	37,999	13,387	106,014	54,793

Income (loss) before income taxes and income (loss) from operating affiliates	(37,567)	43,993	(108,071)	(8,106)
Income tax (expense) benefit	—	(8,896)	—	2,689
Income (loss) from operating affiliates	(171)	—	(437)	—
Net income available to Arch	(37,738)	35,097	(108,508)	(5,417)
Preferred dividends	(10,403)	—	(41,612)	—
Net income available to Arch common shareholders	$(48,141)	$35,097	$(150,120)	$(5,417)

ARCH CAPITAL	57	2021 FIRST QUARTER FORM 10-Q

SHARE REPURCHASE PROGRAM

The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. For the three months ended March 31, 2021, Arch Capital repurchased 5.3 million shares under the share repurchase program with an aggregate purchase price of $179.3 million. Since the inception of the share repurchase program through March 31, 2021, Arch Capital has repurchased 394.5 million common shares for an aggregate purchase price of $4.23 billion. At March 31, 2021, approximately $737.3 million of share repurchases were available under the program, which may be effected from time to time in open market or privately negotiated transactions through December 31, 2021. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.
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
Based on in-force exposure estimated as of April 1, 2021, our modeled peak zone catastrophe exposure was a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $778 million, followed by windstorms affecting the Florida Tri-County and the Gulf of
Mexico regions with net probable maximum pre-tax losses of $765 and $702 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes. As of April 1, 2021, our modeled peak zone earthquake exposure (San Francisco earthquake) represented approximately 76% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (UK windstorm) was substantially less than both our peak zone windstorm and earthquake exposures.
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
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of tangible shareholders’ equity available to Arch. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of April 1, 2021, our modeled RDS loss was approximately 6% of tangible shareholders’ equity available to Arch.
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

ARCH CAPITAL	58	2021 FIRST QUARTER FORM 10-Q

estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders' equity exposed to a single catastrophic event or severe economic event. In addition, actual losses may increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. See “Risk Factors—Risks Relating to Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Catastrophic Events and Severe Economic Events” in our 2020 Form 10-K.
OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2020 Form 10-K.
MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of March 31, 2021. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. We have not included Watford in the following analyses as we do not guarantee or provide credit support for Watford, and our financial exposure to Watford is limited to our investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions.
An analysis of material changes in market risk exposures at March 31, 2021 that affect the quantitative and qualitative disclosures presented in our 2020 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:
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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	—	+50	+100
Mar 31, 2021
Total fair value	$24.99	$24.68	$24.36	$24.04	$23.73
Change from base	2.6%	1.3%		(1.3)%	(2.6)%
Change in unrealized value	$0.63	$0.32		$(0.32)	$(0.63)

Dec 31, 2020
Total fair value	$25.82	$25.44	$25.07	$24.69	$24.31
Change from base	3.0%	1.5%		(1.5)%	(3.0)%
Change in unrealized value	$0.75	$0.38		$(0.38)	$(0.75)
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

ARCH CAPITAL	59	2021 FIRST QUARTER FORM 10-Q

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Credit Spread Shift in Percentage Points
	-100	-50	—	+50	+100
Mar 31, 2021
Total fair value	$24.87	$24.61	$24.36	$24.12	$23.85
Change from base	2.1%	1.0%		(1.0)%	(2.1)%
Change in unrealized value	$0.51	$0.24		$(0.24)	$(0.51)

Dec 31, 2020
Total fair value	$25.54	$25.32	$25.07	$24.82	$24.59
Change from base	1.9%	1.0%		(1.0)%	(1.9)%
Change in unrealized value	$0.48	$0.25		$(0.25)	$(0.48)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR measures the worst expected loss under normal market conditions over a specific time interval at a given confidence level. The 1-year 95th percentile parametric VaR reported herein estimates that 95% of the time, the portfolio loss in a one-year horizon would be less than or equal to the calculated number, stated as a percentage of the measured portfolio’s initial value. The VaR is a variance-covariance based estimate, based on linear sensitivities of a portfolio to a broad set of systematic market risk factors and idiosyncratic risk factors mapped to the portfolio exposures. The relationships between the risk factors are estimated using historical data, and the most recent data points are generally given more weight. As of March 31, 2021, our portfolio’s VaR was estimated to be 3.9% compared to an estimated 4.3% at December 31, 2020. In periods where the volatility of the risk factors mapped to our portfolio’s exposures is higher due to market conditions, the resulting VaR is higher than in other periods.
Equity Securities. At March 31, 2021 and December 31, 2020, the fair value of our investments in equity securities (excluding securities included in Fixed Income Securities above) totaled $1.3 billion and $1.1 billion, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $127.1 million and $109.5 million at March 31, 2021 and December 31, 2020, respectively, and would have decreased book value per share by approximately $0.32 and $0.27, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $127.1 million and $109.5 million at March 31, 2021 and December 31, 2020, respectively, and would have increased book value per share by approximately $0.32 and $0.27, respectively.
Investment-Related Derivatives. At March 31, 2021, the notional value of all derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $13.1 billion, compared to $8.6 billion at December 31, 2020. If the underlying exposure of each investment-related derivative held at March 31, 2021 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $131.4 million, and a decrease in book value per share of approximately $0.33 per share, compared to $85.7 million and $0.21 per share, respectively, on investment-related derivatives held at December 31, 2020. If the underlying exposure of each investment-related derivative held at March 31, 2021 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $131.4 million, and an increase in book value per share of approximately $0.33 per share, compared to $85.7 million and $0.21 per share, respectively, on investment-related derivatives held at December 31, 2020. See note 9, “Derivative Instruments,” to our consolidated financial statements for additional disclosures concerning derivatives.
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

ARCH CAPITAL	60	2021 FIRST QUARTER FORM 10-Q

The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	March 31, 2021	December 31, 2020
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(30,221)	$(309,968)
Shareholders’ equity denominated in foreign currencies (1)	704,173	695,355
Net foreign currency forward contracts outstanding (2)	477,734	1,108,161
Net exposures denominated in foreign currencies	$1,151,686	$1,493,548

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(115,169)	$(149,355)
Book value per share	$(0.29)	$(0.37)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$115,169	$149,355
Book value per share	$0.29	$0.37
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
OTHER FINANCIAL INFORMATION

The consolidated financial statements as of March 31, 2021 have been reviewed by PricewaterhouseCoopers LLP, the registrant's independent public accountants, whose report is included as an exhibit to this filing. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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
We continue to enhance our operating procedures and internal controls to effectively support our business and our

ARCH CAPITAL	61	2021 FIRST QUARTER FORM 10-Q

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
Changes in Internal Controls Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19. We are continually monitoring and assessing COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of March 31, 2021, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ARCH CAPITAL	62	2021 FIRST QUARTER FORM 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of common shares for the 2021 first quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
1/1/2021 - 1/31/2021	714,177	$32.50	—	$893,591
2/1/2021 - 2/28/2021	4,107,493	33.81	—	$761,583
3/1/2021 - 3/31/2021	811,162	35.73	—	$737,262
Total	5,632,832	$33.92	—
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
(2)Remaining amount available at March 31, 2021 under Arch Capital’s share repurchase authorization, under which repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2021 first quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, which consisted of tax consulting services, tax compliance services and other accounting consulting services.

ARCH CAPITAL	63	2021 FIRST QUARTER FORM 10-Q

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.1	Second Amendment to Third Amended and Restated Arch Capital Group Ltd. Incentive Compensation Plan				X
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ARCH CAPITAL	64	2021 FIRST QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Marc Grandisson
Date: May 6, 2021	Marc Grandisson
Chief Executive Officer (Principal Executive Officer)

/s/ François Morin
Date: May 6, 2021	François Morin
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer

ARCH CAPITAL	65	2021 FIRST QUARTER FORM 10-Q