Form 10-Q
period 2021-06-30
ARCH CAPITAL GROUP LTD.
filed 2021-08-05
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number:  001-16209

ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda				98-0374481
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road,	Pembroke	HM 08,	Bermuda	(441)	278-9250
(Address of principal executive offices)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common shares, $0.0011 par value per share	ACGL	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 5.25% Series E preferred share	ACGLP	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 5.45% Series F preferred share	ACGLO	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 4.55% Series G preferred share	ACGLN	NASDAQ	Stock Market
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of July 30, 2021, there were 396,039,032 common shares, $0.0011 par value per share, of the registrant outstanding.

ARCH CAPITAL GROUP LTD.

ARCH CAPITAL	1	2021 SECOND QUARTER FORM 10-Q

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
•the effect of climate change on our business;
•the effect of contagious disease (including COVID-19) on our business;
•acts of terrorism, political unrest and other hostilities or other unforecasted and unpredictable events;

ARCH CAPITAL	2	2021 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	3	2021 SECOND QUARTER FORM 10-Q

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCH CAPITAL	4	2021 SECOND QUARTER FORM 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arch Capital Group Ltd.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of June 30, 2021, and the related consolidated statements of income, comprehensive income, and changes in shareholders’ equity for the three-month and six-month periods ended June 30, 2021 and 2020, and the consolidated statements of cash flows for the six-month periods ended June 30, 2021 and 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

New York, NY
August 5, 2021

ARCH CAPITAL	5	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	(Unaudited)
	June 30, 2021	December 31, 2020
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $17,764,783 and $18,143,305; net of allowance for credit losses: $2,124 and $2,397 )	$18,073,779	$18,717,825
Short-term investments available for sale, at fair value (amortized cost: $2,248,615 and $1,924,292; net of allowance for credit losses: $0 and $0)	2,248,613	1,924,922
Collateral received under securities lending, at fair value (amortized cost: $172,109 and $301,089)	172,116	301,096
Equity securities, at fair value	1,693,552	1,444,830
Other investments (portion measured at fair value: $4,071,497 and $3,824,796)	4,571,497	4,324,796
Investments accounted for using the equity method	2,539,124	2,047,889
Total investments	29,298,681	28,761,358

Cash	1,234,059	906,448
Accrued investment income	96,546	103,299
Securities pledged under securities lending, at fair value (amortized cost: $167,871 and $294,493)	168,548	294,912
Investment in operating affiliates	731,810	129,291
Premiums receivable (net of allowance for credit losses: $35,979 and $37,781)	2,866,578	2,064,586
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (net of allowance for credit losses: $11,029 and $11,636)	4,314,515	4,500,802
Contractholder receivables (net of allowance for credit losses: $4,471 and $8,638)	1,882,948	1,986,924
Ceded unearned premiums	1,541,093	1,234,075
Deferred acquisition costs	1,013,657	790,708
Receivable for securities sold	309,234	92,743
Goodwill and intangible assets	667,153	692,863
Other assets	2,357,064	1,724,288
Total assets	$46,481,886	$43,282,297

Liabilities
Reserve for losses and loss adjustment expenses	$17,196,648	$16,513,929
Unearned premiums	6,011,369	4,838,965
Reinsurance balances payable	1,079,106	683,263
Contractholder payables	1,887,418	1,995,562
Collateral held for insured obligations	235,618	215,581
Senior notes	2,861,728	2,861,113
Revolving credit agreement borrowings	155,687	155,687
Securities lending payable	172,109	301,089
Payable for securities purchased	586,881	218,779
Other liabilities	1,332,843	1,510,888
Total liabilities	31,519,407	29,294,856

Commitments and Contingencies
Redeemable noncontrolling interests	57,533	58,548

Shareholders' Equity
Non-cumulative preferred shares	1,280,000	780,000
Common shares ($0.0011 par, shares issued: 582,654,893 and 579,000,841)	647	643
Additional paid-in capital	2,028,919	1,977,794
Retained earnings	13,454,036	12,362,463
Accumulated other comprehensive income (loss), net of deferred income tax	230,048	488,895
Common shares held in treasury, at cost (shares: 185,883,642 and 172,280,199)	(3,007,578)	(2,503,909)
Total shareholders' equity available to Arch	13,986,072	13,105,886
Non-redeemable noncontrolling interests	918,874	823,007
Total shareholders' equity	14,904,946	13,928,893
Total liabilities, noncontrolling interests and shareholders' equity	$46,481,886	$43,282,297
See Notes to Consolidated Financial Statements

ARCH CAPITAL	6	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Net premiums earned	$2,120,909	$1,665,354	4,069,331	3,409,798
Net investment income	111,613	131,485	210,469	276,638
Net realized gains (losses)	202,907	556,588	345,368	189,628
Other underwriting income	5,529	6,667	11,639	13,519
Equity in net income (loss) of investment funds accounted for using the equity method	122,186	(65,119)	193,872	(69,328)
Other income (loss)	6,852	33	5,111	65
Total revenues	2,569,996	2,295,008	4,835,790	3,820,320

Expenses
Losses and loss adjustment expenses	1,159,831	1,230,522	2,362,931	2,345,941
Acquisition expenses	335,143	254,789	639,624	502,072
Other operating expenses	244,943	209,249	505,976	443,793
Corporate expenses	15,951	17,920	41,335	38,716
Amortization of intangible assets	15,286	16,489	29,688	33,120
Interest expense	35,700	31,139	74,046	63,694
Net foreign exchange (gains) losses	17,775	39,211	(2,288)	(33,460)
Total expenses	1,824,629	1,799,319	3,651,312	3,393,876

Income (loss) before income taxes and income (loss) from operating affiliates	745,367	495,689	1,184,478	426,444
Income tax expense	(51,179)	(26,127)	(90,039)	(54,072)
Income (loss) from operating affiliates	24,476	(3,173)	99,933	5,343
Net income (loss)	$718,664	$466,389	$1,194,372	$377,715
Net (income) loss attributable to noncontrolling interests	(43,178)	(167,568)	(80,730)	65,223
Net income (loss) available to Arch	675,486	298,821	1,113,642	442,938
Preferred dividends	(11,666)	(10,403)	(22,069)	(20,806)
Net income (loss) available to Arch common shareholders	$663,820	$288,418	$1,091,573	$422,132

Net income per common share and common share equivalent
Basic	$1.67	$0.72	$2.73	$1.05
Diluted	$1.63	$0.71	$2.68	$1.03

Weighted average common shares and common share equivalents outstanding
Basic	397,743,402	402,503,687	399,267,183	403,197,924
Diluted	406,485,994	408,119,681	407,687,680	411,005,591

See Notes to Consolidated Financial Statements

ARCH CAPITAL	7	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Comprehensive Income
Net income (loss)	$718,664	$466,389	$1,194,372	$377,715
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	78,571	492,796	(183,179)	435,509
Reclassification of net realized (gains) losses, included in net income (loss)	(60,547)	(167,391)	(57,850)	(288,620)
Foreign currency translation adjustments	6,205	22,251	(22,379)	(22,438)
Comprehensive income (loss)	742,893	814,045	930,964	502,166
Net (income) loss attributable to noncontrolling interests	(43,178)	(167,568)	(80,730)	65,223
Other comprehensive (income) loss attributable to noncontrolling interests	(10)	(20,111)	4,560	12,947
Comprehensive income (loss) available to Arch	$699,705	$626,366	$854,794	$580,336

See Notes to Consolidated Financial Statements

ARCH CAPITAL	8	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Non-cumulative preferred shares
Balance at beginning of period	$780,000	$780,000	$780,000	$780,000
Preferred shares issued	500,000	—	500,000	—
Balance at beginning and end of period	$1,280,000	$780,000	$1,280,000	$780,000

Common shares
Balance at beginning of period	645	642	643	638
Common shares issued, net	2	—	4	4
Balance at end of period	647	642	647	642

Additional paid-in capital
Balance at beginning of period	2,014,741	1,921,487	1,977,794	1,889,683
Amortization of share-based compensation	16,490	13,160	57,063	41,210
Issue costs on preferred shares	(14,179)	—	(14,179)	—
Other changes	11,867	867	8,241	4,621
Balance at end of period	2,028,919	1,935,514	2,028,919	1,935,514

Retained earnings
Balance at beginning of period	12,790,216	11,132,268	12,362,463	11,021,006
Cumulative effect of an accounting change (1)	—	—	—	(22,452)
Balance at beginning of period, as adjusted	12,790,216	11,132,268	12,362,463	10,998,554
Net income (loss)	718,664	466,389	1,194,372	377,715
Net (income) loss attributable to noncontrolling interests	(43,178)	(167,568)	(80,730)	65,223
Preferred share dividends	(11,666)	(10,403)	(22,069)	(20,806)
Balance at end of period	13,454,036	11,420,686	13,454,036	11,420,686

Accumulated other comprehensive income (loss), net of deferred income tax
Balance at beginning of period	205,827	21,944	488,895	212,091
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of period	246,711	113,149	501,295	258,486
Unrealized holding gains (losses) during period, net of reclassification adjustment	18,024	325,405	(241,029)	146,889
Unrealized holding gains (losses) during period attributable to noncontrolling interests	(33)	(20,067)	4,436	13,112
Balance at end of period	264,702	418,487	264,702	418,487
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of period	(40,884)	(91,205)	(12,400)	(46,395)
Foreign currency translation adjustments	6,205	22,251	(22,379)	(22,438)
Foreign currency translation adjustments attributable to noncontrolling interests	25	(45)	125	(166)
Balance at end of period	(34,654)	(68,999)	(34,654)	(68,999)
Balance at end of period	230,048	349,488	230,048	349,488

Common shares held in treasury, at cost
Balance at beginning of period	(2,694,957)	(2,489,097)	(2,503,909)	(2,406,047)
Shares repurchased for treasury	(312,621)	(5,408)	(503,669)	(88,458)
Balance at end of period	(3,007,578)	(2,494,505)	(3,007,578)	(2,494,505)

Total shareholders’ equity available to Arch	13,986,072	11,991,825	13,986,072	11,991,825
Non-redeemable noncontrolling interests	918,874	679,089	918,874	679,089
Total shareholders’ equity	$14,904,946	$12,670,914	$14,904,946	$12,670,914

(1) Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)”.

See Notes to Consolidated Financial Statements

ARCH CAPITAL	9	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2021	2020
Operating Activities
Net income (loss)	$1,194,372	$377,715
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized (gains) losses	(379,049)	(194,776)
Equity in net (income) or loss of investment funds accounted for using the equity method and other income or loss	(181,028)	125,384
Amortization of intangible assets	29,688	33,120
Share-based compensation	57,564	41,912
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	948,505	1,158,446
Unearned premiums, net of ceded unearned premiums	838,650	395,759
Premiums receivable	(781,391)	(463,638)
Deferred acquisition costs	(214,893)	(92,437)
Reinsurance balances payable	331,461	132,161
Other items, net	(231,307)	(192,066)
Net cash provided by (used for) operating activities	1,612,572	1,321,580
Investing Activities
Purchases of fixed maturity investments	(23,554,384)	(25,410,849)
Purchases of equity securities	(620,774)	(1,025,149)
Purchases of other investments	(1,033,134)	(501,692)
Proceeds from sales of fixed maturity investments	23,130,388	24,833,030
Proceeds from sales of equity securities	542,290	580,346
Proceeds from sales, redemptions and maturities of other investments	772,549	472,188
Proceeds from redemptions and maturities of fixed maturity investments	805,836	369,240
Net settlements of derivative instruments	17,286	150,471
Net (purchases) sales of short-term investments	(378,086)	(1,323,363)
Change in cash collateral related to securities lending	(826)	54,596
Purchase of operating affiliate	(546,349)	—
Purchases of fixed assets	(23,585)	(17,687)
Other	(204,889)	8,679
Net cash provided by (used for) investing activities	(1,093,678)	(1,810,190)
Financing Activities
Proceeds from issuance of preferred shares, net	485,821	—
Purchases of common shares under share repurchase program	(485,315)	(75,486)
Proceeds from common shares issued, net	185	(9,661)
Proceeds from borrowings	—	1,004,918
Repayments of borrowings	—	(165,000)
Change in cash collateral related to securities lending	826	(54,596)
Third party investment in non-redeemable noncontrolling interests	15,971	(2,867)
Dividends paid to redeemable noncontrolling interests	(1,907)	(2,540)
Other	27,639	(2,625)
Preferred dividends paid	(20,805)	(20,806)
Net cash provided by (used for) financing activities	22,415	671,337

Effects of exchange rate changes on foreign currency cash and restricted cash	(13,390)	(21,742)

Increase (decrease) in cash and restricted cash	527,919	160,985
Cash and restricted cash, beginning of year	1,290,544	903,698
Cash and restricted cash, end of period	$1,818,463	$1,064,683

See Notes to Consolidated Financial Statements

ARCH CAPITAL	10	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation and Recent Accounting Pronouncements

General
Arch Capital Group Ltd. (“Arch Capital”) is a public listed Bermuda exempted company which provides insurance, reinsurance and mortgage insurance on a worldwide basis through its wholly-owned subsidiaries. As used herein, the “Company” means Arch Capital and its subsidiaries. As of June 30, 2021, the Company’s consolidated financial statements included the results of Watford Holdings Ltd. and its wholly owned subsidiaries (“Watford”). Watford is a multi-line Bermuda reinsurance company. Watford’s own management and board of directors are responsible for its results and profitability. See note 11.
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
2.    Share Transactions

Share Repurchases
The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program, Arch Capital has repurchased 402.3 million common shares for an aggregate purchase price of $4.54 billion. For the six months ended June 30, 2021, Arch Capital repurchased 13.1 million shares under the share repurchase program with an aggregate purchase price of $485.3 million. Arch Capital repurchased 2.6 million shares under the share repurchase program with an aggregate purchase price of $75.5 million during the six months ended June 30, 2020. At June 30, 2021, $431.2 million of share repurchases were available under the program, which may be effected from time to time in open market or privately negotiated transactions through December 31, 2021. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.
Series G Preferred Shares
In June 2021, Arch Capital completed a $500 million underwritten public offering of 20.0 million depositary shares (the “Depositary Shares”), each of which represents a

ARCH CAPITAL	11	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1/1,000th interest in a share of its 4.550% Non-Cumulative Preferred Shares, Series G, $0.01 par value and $25,000 liquidation preference per share (equivalent to $25 liquidation preference per Depositary Share) (the “Series G Preferred Shares”). Each Depositary Share, evidenced by a depositary receipt, entitles the holder, through the depositary, to a proportional fractional interest in all rights and preferences of the Series G Preferred Shares represented thereby (including any dividend, liquidation, redemption and voting rights).
Holders of Series G Preferred Shares will be entitled to receive dividend payments only when, as and if declared by the Company’s board of directors or a duly authorized committee of the board. Any such dividends will be payable from, and including, the date of original issue on a non-cumulative basis, quarterly in arrears on the last day of March, June, September and December of each year, at an annual rate of 4.550%. Dividends on the Series G Preferred Shares are not cumulative. The Company will be restricted from paying dividends on or repurchasing its common shares unless certain dividend payments are made on the Series G Preferred Shares. The Company may not declare or pay a dividend on the Series G Preferred Shares under certain circumstances, including if the Company is or, after giving effect to such payment, would be in breach of applicable individual or group solvency and liquidity requirements or applicable individual or group enhanced capital requirements ("ECR.") The Series G Preferred Shares may not be
redeemed at any time if the ECR would be breached immediately before or after giving effect to such redemption, unless the Company replaces the capital represented by preference shares to be redeemed with capital having equal or better capital treatment.
Except in specified circumstances relating to certain tax or corporate events, the Series G Preferred Shares are not redeemable prior to June 11, 2026. On and after that date, the Series G Preferred Shares will be redeemable at the Company’s option, in whole or in part, at a redemption price of $25,000 per share of the Series G Preferred Shares (equivalent to $25 per depositary share), plus any declared and unpaid dividends, without accumulation of any undeclared dividends to, but excluding, the redemption date. The Depositary Shares will be redeemed if and to the extent the related Series G Preferred Shares are redeemed by the Company. Neither the Depositary Shares nor the Series G Preferred Shares have a stated maturity, nor will they be subject to any sinking fund or mandatory redemption. The Series G Preferred Shares are not convertible into any other securities. The Series G Preferred Shares do not have voting rights, except under limited circumstances.
The Company intends to use the net proceeds from the offering of approximately $485.8 million to redeem all or a portion of its issued and outstanding Series E Non-Cumulative Preferred Shares in September 2021, and to use any remaining amounts for general corporate purposes.
3.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$718,664	$466,389	$1,194,372	$377,715
Amounts attributable to noncontrolling interests	(43,178)	(167,568)	(80,730)	65,223
Net income (loss) available to Arch	675,486	298,821	1,113,642	442,938
Preferred dividends	(11,666)	(10,403)	(22,069)	(20,806)
Net income (loss) available to Arch common shareholders	$663,820	$288,418	$1,091,573	$422,132

Denominator:
Weighted average common shares and common share equivalents outstanding — basic	397,743,402	402,503,687	399,267,183	403,197,924
Effect of dilutive common share equivalents:
Nonvested restricted shares	1,990,729	1,597,701	1,932,929	1,829,239
Stock options (1)	6,751,863	4,018,293	6,487,568	5,978,428
Weighted average common shares and common share equivalents outstanding — diluted	406,485,994	408,119,681	407,687,680	411,005,591

Earnings per common share:
Basic	$1.67	$0.72	$2.73	$1.05
Diluted	$1.63	$0.71	$2.68	$1.03
(1)    Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2021 second quarter and 2020 second quarter, the number of stock options excluded were 1,974,849 and 6,982,107, respectively. For the six months ended June 30, 2021 and 2020 period, the number of stock options excluded were 2,395,749 and 2,038,758, respectively.

ARCH CAPITAL	12	2021 SECOND QUARTER FORM 10-Q

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
The ‘other’ segment includes the results of Watford (see note 11). For the ‘other’ segment, performance is measured based on net income or loss.

ARCH CAPITAL	13	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders:

	Three Months Ended
	June 30, 2021
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$1,368,867	$1,358,020	$391,511	$3,117,505	$240,942	$3,286,291
Premiums ceded	(405,312)	(433,288)	(55,665)	(893,372)	(65,551)	(886,767)
Net premiums written	963,555	924,732	335,846	2,224,133	175,391	2,399,524
Change in unearned premiums	(98,128)	(187,708)	(1,625)	(287,461)	8,846	(278,615)
Net premiums earned	865,427	737,024	334,221	1,936,672	184,237	2,120,909
Other underwriting income (loss)	—	1,053	4,148	5,201	328	5,529
Losses and loss adjustment expenses	(545,880)	(463,823)	(9,880)	(1,019,583)	(140,248)	(1,159,831)
Acquisition expenses	(136,852)	(133,585)	(30,117)	(300,554)	(34,589)	(335,143)
Other operating expenses	(133,342)	(44,695)	(48,312)	(226,349)	(18,594)	(244,943)
Underwriting income (loss)	$49,353	$95,974	$250,060	395,387	(8,866)	386,521

Net investment income				89,430	22,183	111,613
Net realized gains (losses)				163,394	39,513	202,907
Equity in net income (loss) of investment funds accounted for using the equity method				122,186	—	122,186
Other income (loss)				6,852	—	6,852
Corporate expenses (2)				(17,175)	—	(17,175)
Transaction costs and other (2)				1,444	(220)	1,224
Amortization of intangible assets				(14,388)	(898)	(15,286)
Interest expense				(31,439)	(4,261)	(35,700)
Net foreign exchange gains (losses)				(17,892)	117	(17,775)
Income (loss) before income taxes and income (loss) from operating affiliates				697,799	47,568	745,367
Income tax (expense) benefit				(50,953)	(226)	(51,179)
Income (loss) from operating affiliates				24,476	—	24,476
Net income (loss)				671,322	47,342	718,664
Amounts attributable to redeemable noncontrolling interests				(580)	(981)	(1,561)
Amounts attributable to nonredeemable noncontrolling interests				—	(41,617)	(41,617)
Net income (loss) available to Arch				670,742	4,744	675,486
Preferred dividends				(11,666)	—	(11,666)
Net income (loss) available to Arch common shareholders				$659,076	$4,744	$663,820

Underwriting Ratios
Loss ratio	63.1%	62.9%	3.0%	52.6%	76.1%	54.7%
Acquisition expense ratio	15.8%	18.1%	9.0%	15.5%	18.8%	15.8%
Other operating expense ratio	15.4%	6.1%	14.5%	11.7%	10.1%	11.5%
Combined ratio	94.3%	87.1%	26.5%	79.8%	105.0%	82.0%

Goodwill and intangible assets	$270,262	$16,168	$370,405	$656,835	$10,318	$667,153
(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	14	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	June 30, 2020
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$1,030,362	$807,065	$369,144	$2,206,410	$157,927	$2,317,692
Premiums ceded	(358,101)	(241,971)	(44,044)	(643,955)	(52,071)	(649,381)
Net premiums written	672,261	565,094	325,100	1,562,455	105,856	1,668,311
Change in unearned premiums	15,648	(84,897)	40,613	(28,636)	25,679	(2,957)
Net premiums earned	687,909	480,197	365,713	1,533,819	131,535	1,665,354
Other underwriting income (loss)	—	(651)	6,450	5,799	868	6,667
Losses and loss adjustment expenses	(518,203)	(383,433)	(224,100)	(1,125,736)	(104,786)	(1,230,522)
Acquisition expenses	(107,671)	(90,522)	(34,052)	(232,245)	(22,544)	(254,789)
Other operating expenses	(118,757)	(38,716)	(37,574)	(195,047)	(14,202)	(209,249)
Underwriting income (loss)	$(56,722)	$(33,125)	$76,437	(13,410)	(9,129)	(22,539)

Net investment income				101,031	30,454	131,485
Net realized gains (losses)				385,089	171,499	556,588
Equity in net income (loss) of investment funds accounted for using the equity method				(65,119)	—	(65,119)
Other income (loss)				33	—	33
Corporate expenses (2)				(16,943)	—	(16,943)
Transaction costs and other (2)				(977)	—	(977)
Amortization of intangible assets				(16,489)	—	(16,489)
Interest expense				(25,130)	(6,009)	(31,139)
Net foreign exchange gains (losses)				(42,438)	3,227	(39,211)
Income (loss) before income taxes and income (loss) from operating affiliates				305,647	190,042	495,689
Income tax (expense) benefit				(26,529)	402	(26,127)
Income (loss) from operating affiliates				(3,173)	—	(3,173)
Net income (loss)				275,945	190,444	466,389
Amounts attributable to redeemable noncontrolling interests				(934)	(1,036)	(1,970)
Amounts attributable to nonredeemable noncontrolling interests				—	(165,598)	(165,598)
Net income (loss) available to Arch				275,011	23,810	298,821
Preferred dividends				(10,403)	—	(10,403)
Net income (loss) available to Arch common shareholders				$264,608	$23,810	$288,418

Underwriting Ratios
Loss ratio	75.3%	79.8%	61.3%	73.4%	79.7%	73.9%
Acquisition expense ratio	15.7%	18.9%	9.3%	15.1%	17.1%	15.3%
Other operating expense ratio	17.3%	8.1%	10.3%	12.7%	10.8%	12.6%
Combined ratio	108.3%	106.8%	80.9%	101.2%	107.6%	101.8%

Goodwill and intangible assets	$263,086	$2,516	$415,238	$680,840	$7,650	$688,490

(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	15	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
	June 30, 2021
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$2,784,753	$2,829,080	$782,757	$6,394,798	$457,465	$6,683,497
Premiums ceded	(826,359)	(905,236)	(111,716)	(1,841,519)	(102,763)	(1,775,516)
Net premiums written	1,958,394	1,923,844	671,041	4,553,279	354,702	4,907,981
Change in unearned premiums	(273,493)	(541,920)	(503)	(815,916)	(22,734)	(838,650)
Net premiums earned	1,684,901	1,381,924	670,538	3,737,363	331,968	4,069,331
Other underwriting income (loss)	—	(145)	11,045	10,900	739	11,639
Losses and loss adjustment expenses	(1,081,627)	(948,693)	(73,569)	(2,103,889)	(259,042)	(2,362,931)
Acquisition expenses	(265,074)	(251,610)	(60,199)	(576,883)	(62,741)	(639,624)
Other operating expenses	(270,455)	(105,209)	(97,443)	(473,107)	(32,869)	(505,976)
Underwriting income (loss)	$67,745	$76,267	$450,372	$594,384	$(21,945)	$572,439

Net investment income				168,159	42,310	210,469
Net realized gains (losses)				264,730	80,638	345,368
Equity in net income (loss) of investment funds accounted for using the equity method				193,872	—	193,872
Other income (loss)				5,111	—	5,111
Corporate expenses (2)				(40,643)	—	(40,643)
Transaction costs and other (2)				243	(935)	(692)
Amortization of intangible assets				(28,790)	(898)	(29,688)
Interest expense				(65,636)	(8,410)	(74,046)
Net foreign exchange gains (losses)				3,613	(1,325)	2,288
Income (loss) before income taxes and income (loss) from operating affiliates				1,095,043	89,435	1,184,478
Income tax (expense) benefit				(89,805)	(234)	(90,039)
Income (loss) from operating affiliates				99,933	—	99,933
Net income (loss)				1,105,171	89,201	1,194,372
Amounts attributable to redeemable noncontrolling interests				(463)	(1,953)	(2,416)
Amounts attributable to nonredeemable noncontrolling interests				—	(78,314)	(78,314)
Net income (loss) available to Arch				1,104,708	8,934	1,113,642
Preferred dividends				(22,069)	—	(22,069)
Net income (loss) available to Arch common shareholders				$1,082,639	$8,934	$1,091,573

Underwriting Ratios
Loss ratio	64.2%	68.7%	11.0%	56.3%	78.0%	58.1%
Acquisition expense ratio	15.7%	18.2%	9.0%	15.4%	18.9%	15.7%
Other operating expense ratio	16.1%	7.6%	14.5%	12.7%	9.9%	12.4%
Combined ratio	96.0%	94.5%	34.5%	84.4%	106.8%	86.2%

(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	16	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
	June 30, 2020
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$2,238,007	$1,929,584	$738,089	$4,904,947	$392,829	$5,150,522
Premiums ceded	(736,998)	(567,310)	(88,371)	(1,391,946)	(100,273)	(1,344,965)
Net premiums written	1,501,009	1,362,274	649,718	3,513,001	292,556	3,805,557
Change in unearned premiums	(97,181)	(338,617)	61,021	(374,777)	(20,982)	(395,759)
Net premiums earned	1,403,828	1,023,657	710,739	3,138,224	271,574	3,409,798
Other underwriting income (loss)	—	1,469	11,049	12,518	1,001	13,519
Losses and loss adjustment expenses	(1,025,311)	(813,502)	(291,666)	(2,130,479)	(215,462)	(2,345,941)
Acquisition expenses	(215,008)	(170,128)	(72,588)	(457,724)	(44,348)	(502,072)
Other operating expenses	(248,406)	(84,013)	(83,470)	(415,889)	(27,904)	(443,793)
Underwriting income (loss)	$(84,897)	$(42,517)	$274,064	$146,650	$(15,139)	$131,511

Net investment income				214,059	62,579	276,638
Net realized gains (losses)				312,980	(123,352)	189,628
Equity in net income (loss) of investment funds accounted for using the equity method				(69,328)	—	(69,328)
Other income (loss)				65	—	65
Corporate expenses (2)				(35,144)	—	(35,144)
Transaction costs and other (2)				(3,572)	—	(3,572)
Amortization of intangible assets				(33,120)	—	(33,120)
Interest expense				(50,375)	(13,319)	(63,694)
Net foreign exchange gains (losses)				20,869	12,591	33,460
Income (loss) before income taxes and income (loss) from operating affiliates				503,084	(76,640)	426,444
Income tax (expense) benefit				(54,474)	402	(54,072)
Income (loss) from operating affiliates				5,343	—	5,343
Net income (loss)				453,953	(76,238)	377,715
Amounts attributable to redeemable noncontrolling interests				(991)	(2,132)	(3,123)
Amounts attributable to nonredeemable noncontrolling interests				—	68,346	68,346
Net income (loss) available to Arch				452,962	(10,024)	442,938
Preferred dividends				(20,806)	—	(20,806)
Net income (loss) available to Arch common shareholders				$432,156	$(10,024)	$422,132

Underwriting Ratios
Loss ratio	73.0%	79.5%	41.0%	67.9%	79.3%	68.8%
Acquisition expense ratio	15.3%	16.6%	10.2%	14.6%	16.3%	14.7%
Other operating expense ratio	17.7%	8.2%	11.7%	13.3%	10.3%	13.0%
Combined ratio	106.0%	104.3%	62.9%	95.8%	105.9%	96.5%

(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	17	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Reserve for losses and loss adjustment expenses at beginning of period	$16,443,952	$14,309,580	$16,513,929	$13,891,842
Unpaid losses and loss adjustment expenses recoverable	3,916,650	4,070,114	4,314,855	4,082,650
Net reserve for losses and loss adjustment expenses at beginning of period	12,527,302	10,239,466	12,199,074	9,809,192

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	1,219,081	1,274,589	2,463,853	2,409,031
Prior years	(59,250)	(44,067)	(100,922)	(63,090)
Total net incurred losses and loss adjustment expenses	1,159,831	1,230,522	2,362,931	2,345,941

Retroactive reinsurance transactions (1)	—	—	(183,893)	60,635

Net foreign exchange (gains) losses	135,847	51,157	88,970	(91,416)

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(164,441)	(128,174)	(223,425)	(169,434)
Prior years	(607,911)	(504,254)	(1,193,029)	(1,066,201)
Total net paid losses and loss adjustment expenses	(772,352)	(632,428)	(1,416,454)	(1,235,635)

Net reserve for losses and loss adjustment expenses at end of period	13,050,628	10,888,717	13,050,628	10,888,717
Unpaid losses and loss adjustment expenses recoverable	4,146,020	4,156,157	4,146,020	4,156,157
Reserve for losses and loss adjustment expenses at end of period	$17,196,648	$15,044,874	$17,196,648	$15,044,874
(1)     During the 2021 first quarter, the Company entered into a reinsurance to close and other related agreements with Premia Managing Agency Limited (“Premia”), in connection with the 2018 and prior years of account related to the acquisition of Barbican Group Holdings Limited (“Barbican”). During the 2020 first quarter, the Company entered into a reinsurance to close agreement of the 2017 and prior years of account previously covered by a third party arrangement.

Development on Prior Year Loss Reserves

2021 Second Quarter

During the 2021 second quarter, the Company recorded net favorable development on prior year loss reserves of $59.3 million, which consisted of $4.0 million from the insurance segment, $20.5 million from the reinsurance segment and $43.1 million from the mortgage segment, partially offset by $8.3 million of adverse development from the ‘other’ segment.
The insurance segment’s net favorable development of $4.0 million, or 0.5 loss ratio points, for the 2021 second quarter consisted of $28.5 million of net favorable development in short-tailed and long-tailed lines and $24.5 million of net adverse development in medium-tailed lines. Net favorable development in short-tailed lines reflected $10.7 million of favorable development in lenders products, primarily from the 2020 accident year (i.e., the year in which a loss occurred), $7.1 million of favorable development from property (excluding marine), primarily from the 2017, 2019 and 2020 accident years and $6.7 million of favorable development in travel and accident, primarily from the 2020 accident year. Net favorable development in long-tailed lines reflected $5.6 million of favorable development related to construction and national accounts, primarily from the 2016 to 2020 accident years. Net adverse development in medium-tailed lines included $20.1 million of adverse development in contract binding business, primarily from the 2014 to 2019 accident years.

The reinsurance segment’s net favorable development of $20.5 million, or 2.8 loss ratio points, for the 2021 second quarter consisted of $53.7 million of net favorable development in short-tailed and medium-tailed lines and $33.2 million of net adverse development in long-tailed lines. Net favorable development in short-tailed lines reflected $61.6 million of favorable development related to other specialty, primarily from the 2019 underwriting year (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period), which was partially offset by $17.1 million of net

ARCH CAPITAL	18	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
adverse development related to property catastrophe, primarily from the 2020 underwriting year. Net favorable development of $4.0 million in medium-tailed lines reflected favorable development in marine and aviation, across most underwriting years. Net adverse development in long-tailed lines reflected $34.2 million of adverse development in casualty, primarily from the 2018 underwriting year.

The mortgage segment’s net favorable development was $43.1 million, or 12.9 loss ratio points, for the 2021 second quarter, with the largest contributor being reserve releases associated with the various vintage credit risk transfer contracts that were called by the GSEs. The net favorable development also included reserve releases in our international portfolio and subrogation recoveries on second lien and student loan business.
2020 Second Quarter
During the 2020 second quarter, the Company recorded net favorable development on prior year loss reserves of $44.1 million, which consisted of $2.5 million from the insurance segment, $40.2 million from the reinsurance segment, $0.2 million from the mortgage segment and $1.1 million from the ‘other’ segment.
The insurance segment’s net favorable development of $2.5 million, or 0.4 loss ratio points, for the 2020 second quarter consisted of $19.7 million of net favorable development in short-tailed and long-tailed lines and $17.1 million of net adverse development in medium-tailed lines. Net favorable development of $11.5 million in short-tailed lines reflected $7.5 million of favorable development from property (excluding marine), primarily from the 2016 to 2019 accident years and $3.5 million of favorable development on travel and accident, primarily from the 2019 accident year. Net favorable development of $8.1 million in long-tailed lines reflected $2.4 million of favorable development in executive assurance, primarily from the 2013 accident year, and $4.9 million of favorable development related to other business, including alternative markets and excess workers’ compensation, across most accident years. Net adverse development in medium-tailed lines included $6.3 million of adverse development in professional liability, primarily from the 2009, 2016 and 2019 accident years, $6.1 million of adverse development in contract binding, across all accident years, and $4.0 million of adverse development on program business, primarily from the 2014 and 2017 accident years.
The reinsurance segment’s net favorable development of $40.2 million, or 8.4 loss ratio points, for the 2020 second quarter consisted of $46.2 million of net favorable development from short-tailed lines and net adverse development of $6.0 million from and medium-tailed and long-tailed lines. Net favorable development in short-tailed lines reflected $27.5 million of favorable development from other specialty, across most underwriting years, and $18.3 million of favorable development related to property catastrophe and property other than property catastrophe business, primarily from the 2016 to 2019 underwriting years. Adverse development of $5.8 million in long-tailed lines reflected an increase in reserves from casualty, primarily from the 2012 to 2015 underwriting years.
The mortgage segment’s net favorable development was $0.2 million, or 0.1 loss ratio points, for the 2020 second quarter.
Six Months Ended June 30, 2021
During the six months ended June 30, 2021, the Company recorded net favorable development on prior year loss reserves of $100.9 million, which consisted of $8.1 million favorable from the insurance segment, $47.3 million from the reinsurance segment and $54.0 million from the mortgage segment, partially offset by $8.4 million of adverse development from the ‘other’ segment.
The insurance segment’s net favorable development of $8.1 million, or 0.5 loss ratio points, for the 2021 period consisted of $53.5 million of net favorable development in short-tailed and long-tailed lines, partially offset by $45.4 million of net adverse development in medium-tailed lines. Net favorable development of $49.4 million in short-tailed lines reflected $21.6 million of favorable development from property (excluding marine), primarily from the 2018 to 2020 accident years, $18.6 million of favorable development in lenders products, primarily from the 2020 accident year and $9.3 million of favorable development in travel and accident, primarily from the 2020 accident year. Net favorable development of in long-tailed lines included favorable development primarily related to construction and national accounts, primarily in the 2016 to 2019 accident years. Net adverse development in medium-tailed lines reflected $20.1 million of adverse development in contract binding business, primarily in the 2014 to 2019 accident years, $12.6 million of adverse development on programs business, primarily from the 2016 to 2020 accident years, and $11.2 million of adverse development in professional liability business, primarily from the 2019 and 2020 accident years.
The reinsurance segment’s net favorable development of $47.3 million, or 3.4 loss ratio points, for the 2021 period consisted of $72.1 million of net favorable development from short-tailed and medium-tailed lines, partially offset by $24.8 million of net adverse development from long-tailed lines. Net favorable development of $67.2 million in short-tailed lines reflected $78.2 million of favorable development from other specialty lines, primarily from the 2019 underwriting year and $28.8 million of favorable development from property other than property catastrophe business, partially offset by adverse development of $39.6 million from property catastrophe, primarily from the

ARCH CAPITAL	19	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2020 underwriting year. Adverse development in long-tailed lines reflected an increase in reserves from casualty, primarily from the 2018 underwriting year.
The mortgage segment’s net favorable development was $54.0 million, or 8.1 loss ratio points, for the 2021 period, primarily driven by favorable development in the credit risk transfer and international portfolios. Subrogation recoveries on second lien and student loan business also contributed.
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
6.    Allowance for Expected Credit Losses

Premiums Receivable
The following table provides a roll forward of the allowance for expected credit losses of the Company’s premium receivables:

	Premium Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended June 30, 2021
Balance at beginning of period	$2,618,175	$36,111
Change for provision of expected credit losses (1)		(132)
Balance at end of period	$2,866,578	$35,979

Three Months Ended June 30, 2020
Balance at beginning of period	$2,155,204	$27,990
Change for provision of expected credit losses (1)		8,064
Balance at end of period	$2,203,753	$36,054

Six Months Ended June 30, 2021
Balance at beginning of period	$2,064,586	$37,781
Change for provision of expected credit losses (1)		(1,802)
Balance at end of period	$2,866,578	$35,979

Six Months Ended June 30, 2020
Balance at beginning of period	$1,778,717	$21,003
Cumulative effect of accounting change (2)		6,539
Change for provision of expected credit losses (1)		8,512
Balance at end of period	$2,203,753	$36,054
(1)Amounts deemed uncollectible are written-off in operating expenses. For the 2021 second quarter and 2020 second quarter, amounts written off were $1.1 million and $1.8 million, respectively. For the six months ended June 30, 2021 and 2020 period, amounts written off were were $1.2 million and $2.3 million, respectively.
(2)Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)”.

ARCH CAPITAL	20	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reinsurance Recoverables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s reinsurance recoverables:

	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended June 30, 2021
Balance at beginning of period	$4,041,076	$10,872
Change for provision of expected credit losses		157
Balance at end of period	$4,314,515	$11,029

Three Months Ended June 30, 2020
Balance at beginning of period	$4,303,135	$13,700
Change for provision of expected credit losses		(105)
Balance at end of period	$4,363,507	$13,595

Six Months Ended June 30, 2021
Balance at beginning of period	$4,500,802	$11,636
Change for provision of expected credit losses		(607)
Balance at end of period	$4,314,515	$11,029

Six Months Ended June 30, 2020
Balance at beginning of period	$4,346,816	$1,364
Cumulative effect of accounting change (1)		12,010
Change for provision of expected credit losses		221
Balance at end of period	$4,363,507	$13,595
(1) Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)”.
The following table summarizes the Company’s reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums):

	June 30,	December 31
	2021	2020
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	$4,314,515	$4,500,802
% due from carriers with A.M. Best rating of “A-” or better	66.0%	63.9%
% due from all other carriers with no A.M. Best rating (1)	34.0%	36.1%
Largest balance due from any one carrier as % of total shareholders’ equity	2.4%	1.8%
(1)    At June 30, 2021 and December 31, 2020 over 91% and 94% of such amount were collateralized through reinsurance trusts, funds withheld arrangements, letters of credit or other, respectively.
Contractholder Receivables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s contractholder receivables:

	Contract-holder Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended June 30, 2021
Balance at beginning of period	$1,919,655	$5,853
Change for provision of expected credit losses		(1,382)
Balance at end of period	$1,882,948	$4,471

Three Months Ended June 30, 2020
Balance at beginning of period	$2,140,724	$9,038
Change for provision of expected credit losses		(2,748)
Balance at end of period	2,179,124	$6,290

Six Months Ended June 30, 2021
Balance at beginning of period	$1,986,924	$8,638
Change for provision of expected credit losses		(4,167)
Balance at end of period	$1,882,948	$4,471

Six Months Ended June 30, 2020
Balance at beginning of period	$2,119,460	$—
Cumulative effect of accounting change (1)		6,663
Change for provision of expected credit losses		(373)
Balance at end of period	$2,179,124	$6,290
(1) Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)”.

ARCH CAPITAL	21	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.    Investment Information

At June 30, 2021, total investable assets of $30.2 billion included $27.3 billion held by the Company and $2.9 billion attributable to Watford.
Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses (2)	Cost or Amortized Cost
June 30, 2021
Fixed maturities (1):
Corporate bonds	$7,129,768	$217,061	$(34,751)	$(1,232)	$6,948,690
Mortgage backed securities	389,041	4,480	(3,479)	(269)	388,309
Municipal bonds	415,483	23,153	(1,660)	(6)	393,996
Commercial mortgage backed securities	266,733	4,017	(611)	(3)	263,330
U.S. government and government agencies	5,091,183	14,814	(14,013)	—	5,090,382
Non-U.S. government securities	2,449,782	108,823	(18,441)	(128)	2,359,528
Asset backed securities	2,487,845	16,460	(4,056)	(486)	2,475,927
Total	18,229,835	388,808	(77,011)	(2,124)	17,920,162
Short-term investments	2,248,613	1,404	(1,406)	—	2,248,615
Total	$20,478,448	$390,212	$(78,417)	$(2,124)	$20,168,777

December 31, 2020
Fixed maturities (1):
Corporate bonds	$7,856,571	$414,247	$(34,388)	$(896)	$7,477,608
Mortgage backed securities	630,001	8,939	(5,028)	(278)	626,368
Municipal bonds	494,522	27,291	(3,835)	(11)	471,077
Commercial mortgage backed securities	389,900	8,722	(2,954)	(122)	384,254
U.S. government and government agencies	5,557,077	22,612	(12,611)	—	5,547,076
Non-U.S. government securities	2,433,733	153,891	(8,060)	—	2,287,902
Asset backed securities	1,634,804	19,225	(10,715)	(1,090)	1,627,384
Total	18,996,608	654,927	(77,591)	(2,397)	18,421,669
Short-term investments	1,924,922	2,693	(2,063)	—	1,924,292
Total	$20,921,530	$657,620	$(79,654)	$(2,397)	$20,345,961
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

ARCH CAPITAL	22	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2021
Fixed maturities (1):
Corporate bonds	$2,264,801	$(32,733)	$22,895	$(2,018)	$2,287,696	$(34,751)
Mortgage backed securities	196,765	(2,893)	13,632	(586)	210,397	(3,479)
Municipal bonds	24,711	(1,612)	2,859	(48)	27,570	(1,660)
Commercial mortgage backed securities	20,039	(180)	7,961	(431)	28,000	(611)
U.S. government and government agencies	2,920,944	(14,013)	—	—	2,920,944	(14,013)
Non-U.S. government securities	1,282,422	(17,562)	16,885	(879)	1,299,307	(18,441)
Asset backed securities	781,596	(2,364)	93,923	(1,692)	875,519	(4,056)
Total	7,491,278	(71,357)	158,155	(5,654)	7,649,433	(77,011)
Short-term investments	531,130	(1,406)	—	—	531,130	(1,406)
Total	$8,022,408	$(72,763)	$158,155	$(5,654)	$8,180,563	$(78,417)

December 31, 2020
Fixed maturities (1):
Corporate bonds	$747,442	$(33,086)	$3,934	$(1,302)	$751,376	$(34,388)
Mortgage backed securities	284,619	(4,788)	3,637	(240)	288,256	(5,028)
Municipal bonds	67,937	(3,835)	—	—	67,937	(3,835)
Commercial mortgage backed securities	126,624	(2,916)	2,655	(38)	129,279	(2,954)
U.S. government and government agencies	1,285,907	(12,611)	—	—	1,285,907	(12,611)
Non-U.S. government securities	543,844	(7,658)	2,441	(402)	546,285	(8,060)
Asset backed securities	634,470	(9,110)	57,737	(1,605)	692,207	(10,715)
Total	3,690,843	(74,004)	70,404	(3,587)	3,761,247	(77,591)
Short-term investments	97,920	(2,063)	—	—	97,920	(2,063)
Total	$3,788,763	$(76,067)	$70,404	$(3,587)	$3,859,167	$(79,654)
(1)    In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.”

At June 30, 2021, on a lot level basis, approximately 3,240 security lots out of a total of approximately 10,890 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $2.4 million. At December 31, 2020, on a lot level basis, approximately 2,320 security lots out of a total of approximately 11,180 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $0.9 million.

ARCH CAPITAL	23	2021 SECOND QUARTER FORM 10-Q

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

	June 30, 2021		December 31, 2020
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$452,065	$439,855	$348,200	$339,951
Due after one year through five years	10,114,276	9,942,182	10,629,959	10,340,819
Due after five years through 10 years	4,148,538	4,055,318	4,881,564	4,654,754
Due after 10 years	371,337	355,241	482,180	448,139
	15,086,216	14,792,596	16,341,903	15,783,663
Mortgage backed securities	389,041	388,309	630,001	626,368
Commercial mortgage backed securities	266,733	263,330	389,900	384,254
Asset backed securities	2,487,845	2,475,927	1,634,804	1,627,384
Total (1)	$18,229,835	$17,920,162	$18,996,608	$18,421,669
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
The Company receives collateral (shown as ‘Collateral received under securities lending, at fair value’ on the Company’s balance sheet) in the form of cash or U.S. government and government agency securities. At June 30, 2021, the fair value of the cash collateral received on securities lending was $0.8 million and the fair value of security collateral received was $171.3 million. At December 31, 2020, the fair value of the cash collateral received on securities lending was nil, and the fair value of security collateral received was $301.1 million.

ARCH CAPITAL	24	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The carrying value of collateral held under the Company’s securities lending transactions by significant investment category and remaining contractual maturity of the underlying agreements is as follows:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Less than 30 Days	30-90 Days	90 Days or More	Total
June 30, 2021
U.S. government and government agencies	$15,745	$137,713	$—	$—	$153,458
Corporate bonds	5,800	—	—	—	5,800
Equity securities	12,851	—	—	—	12,851
Total	$34,396	$137,713	$—	$—	$172,109
Gross amount of recognized liabilities for securities lending in offsetting disclosure in note 9					$—
Amounts related to securities lending not included in offsetting disclosure in note 9					$172,109

December 31, 2020
U.S. government and government agencies	$142,317	$—	$139,290	$—	$281,607
Corporate bonds	3,021	—	—	—	3,021
Equity securities	16,461	—	—	—	16,461
Total	$161,799	$—	$139,290	$—	$301,089
Gross amount of recognized liabilities for securities lending in offsetting disclosure in note 9					$—
Amounts related to securities lending not included in offsetting disclosure in note 9					$301,089
Equity Securities, at Fair Value
At June 30, 2021, the Company held $1.7 billion of equity securities, at fair value, compared to $1.4 billion at December 31, 2020. Such holdings include publicly traded common stocks primarily in the consumer cyclical and non-cyclical, technology, communication and financial sectors and exchange-traded funds in fixed income, equity and other sectors.
Other Investments
The following table summarizes the Company’s other investments and other investable assets:

	June 30, 2021	December 31, 2020
Fixed maturities	$995,980	$843,354
Other investments	2,370,472	2,331,885
Short-term investments	610,114	557,008
Equity securities	94,931	92,549
Investments accounted for using the fair value option	$4,071,497	$3,824,796

Other investable assets (1)	500,000	500,000
Total other investments	$4,571,497	$4,324,796
(1) Participation interests in a receivable of a reverse repurchase agreement.
The following table summarizes the Company’s other investments, as detailed in the previous table, by strategy:

	June 30, 2021	December 31, 2020
Term loan investments	$1,333,014	$1,231,731
Lending	638,786	572,636
Credit related funds	73,171	90,780
Energy	84,891	65,813
Investment grade fixed income	110,375	138,646
Infrastructure	32,109	165,516
Private equity	70,878	48,750
Real estate	27,248	18,013
Total	$2,370,472	$2,331,885
Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	June 30, 2021	December 31, 2020
Credit related funds	$883,279	$740,060
Equities	403,003	343,058
Real estate	323,566	258,518
Lending	295,228	179,629
Private equity	305,662	235,289
Infrastructure	210,174	175,882
Energy	118,212	115,453
Total	$2,539,124	$2,047,889
Certain of the Company’s other investments are in investment funds for which the Company has the option to redeem at agreed upon values as described in each investment fund’s subscription agreement. Depending on the

ARCH CAPITAL	25	2021 SECOND QUARTER FORM 10-Q

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
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet line item:

	June 30, 2021	December 31, 2020
Investments accounted for using the equity method (1)	2,539,124	2,047,889
Investments accounted for using the fair value option (2)	182,260	184,720
Total	$2,721,384	$2,232,609
(1)    Aggregate unfunded commitments were $2.0 billion at June 30, 2021, compared to $1.8 billion at December 31, 2020.
(2)    Aggregate unfunded commitments were $26.3 million at June 30, 2021, compared to $35.6 million at December 31, 2020.
Net Investment Income
The components of net investment income were derived from the following sources:

	June 30,
	2021	2020
Three Months Ended
Fixed maturities	$88,625	$105,391
Term loans	16,879	20,512
Equity securities	8,584	6,219
Short-term investments	1,138	3,383
Other (1)	19,950	16,460
Gross investment income	135,176	151,965
Investment expenses	(23,563)	(20,480)
Net investment income	$111,613	$131,485

Six Months Ended
Fixed maturities	$179,251	$220,238
Term loans	31,607	43,682
Equity securities	14,234	12,226
Short-term investments	1,745	8,279
Other (1)	34,305	35,866
Gross investment income	261,142	320,291
Investment expenses	(50,673)	(43,653)
Net investment income	$210,469	$276,638
(1)    Includes income distributions from investment funds and other items.

ARCH CAPITAL	26	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Realized Gains (Losses)
Net realized gains (losses), which include changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings were as follows:

	June 30,
	2021	2020
Three Months Ended
Available for sale securities:
Gross gains on investment sales	$115,541	$232,153
Gross losses on investment sales	(50,627)	(49,824)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	10,912	68,181
Other investments	60,884	178,570
Equity securities	5,492	6,664
Short-term investments	(104)	3,368
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	33,570	(18,250)
Net unrealized gains (losses) on equity securities still held at reporting date	65,847	145,686
Allowance for credit losses:
Investments related	896	3,225
Underwriting related	1,381	(5,834)
Derivative instruments (1)	(51,109)	(836)
Other	10,224	(6,515)
Net realized gains (losses)	$202,907	$556,588

Six Months Ended
Available for sale securities:
Gross gains on investment sales	$180,543	$410,353
Gross losses on investment sales	(113,625)	(81,792)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	27,465	(59,485)
Other investments	107,739	(129,230)
Equity securities	7,557	1,755
Short-term investments	632	(5,313)
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	71,419	(18,789)
Net unrealized gains (losses) on equity securities still held at reporting date	85,555	(29,880)
Allowance for credit losses:
Investments related	(752)	(6,095)
Underwriting related	6,649	(9,104)
Net impairments losses	—	(533)
Derivative instruments (1)	(14,993)	126,353
Other	(12,821)	(8,612)
Net realized gains (losses)	$345,368	$189,628
(1)    See note 9 for information on the Company’s derivative instruments.

Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method
The Company recorded $122.2 million of equity in net income related to investment funds accounted for using the equity method in the 2021 second quarter, compared to loss of $65.1 million for the 2020 second quarter, and an income of $193.9 million for the six months ended June 30, 2021, compared to a loss of $69.3 million for six months ended June 30, 2020. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds.

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

In 2021, the Company completed the share purchase agreement with Natixis to purchase 29.5% of the common equity of Coface, a France-based leader in the global trade credit insurance market. The consideration paid was €9.95 per share, or an aggregate €453 million (approximately $546 million) including related fees. Income (loss) from operating affiliates reflected a one-time gain of $74.5 million realized from the acquisition. As a result of equity method accounting rules, approximately $36 million of additional gain was deferred and will generally be recognized over the next five years. At June 30, 2021 the Company’s carrying value in Coface was $601.9 million.

Income from operating affiliates for the 2021 second quarter was $24.5 million, compared to a loss of $3.2 million, for the 2020 second quarter, and income of $99.9 million for the six months ended June 30, 2021, compared to $5.3 million for the six months ended June 30, 2020. The income from operating affiliates for the 2021 period, primarily related to the Company’s recent acquisition of a 29.5% stake in Coface.

ARCH CAPITAL	27	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Allowance for Expected Credit Losses
The following table provides a roll forward of the allowance for expected credit losses of the Company’s securities classified as available for sale:

	Structured Securities (1)	Municipal Bonds	Corporate Bonds	Short Term Investments	Total
Three Months Ended June 30, 2021
Balance at beginning of period	$1,207	$2	$2,621	$—	$3,830
Additions for current-period provision for expected credit losses	52	—	7	—	59
Additions (reductions) for previously recognized expected credit losses	(383)	4	(412)	—	(791)
Reductions due to disposals	(117)	—	(857)	—	(974)
Balance at end of period	$759	$6	$1,359	$—	$2,124

Three Months Ended June 30, 2020
Balance at beginning of period	$2,654	$23	$7,232	$29	$9,938
Additions for current-period provision for expected credit losses	695	44	290	(29)	1,000
Additions (reductions) for previously recognized expected credit losses	(1,304)	(25)	(2,903)	—	(4,232)
Reductions due to disposals	(319)	(14)	(504)	—	(837)
Balance at end of period	$1,726	$28	$4,115	$—	$5,869

Six Months Ended June 30, 2021
Balance at beginning of period	$1,490	$11	$896	$—	$2,397
Additions for current-period provision for expected credit losses	234	—	2,428	—	2,662
Additions (reductions) for previously recognized expected credit losses	(765)	(5)	(952)	—	(1,722)
Reductions due to disposals	(200)	—	(1,013)	—	(1,213)
Balance at end of period	$759	$6	$1,359	$—	$2,124

Six Months Ended June 30, 2020
Balance at beginning of period	$—	$—	$—	$—	$—
Cumulative effect of accounting change (2)	517	—	117	—	634
Additions for current-period provision for expected credit losses	2,841	67	7,441	—	10,349
Additions (reductions) for previously recognized expected credit losses	(1,306)	(25)	(2,924)	—	(4,255)
Reductions due to disposals	(326)	(14)	(519)	—	(859)
Balance at end of period	$1,726	$28	$4,115	$—	$5,869
(1)    Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.
(2)    Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)”.

ARCH CAPITAL	28	2021 SECOND QUARTER FORM 10-Q

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
The following table details the value of the Company’s restricted assets:

	June 30, 2021	December 31, 2020
Assets used for collateral or guarantees:
Affiliated transactions	$5,041,190	$4,643,334
Third party agreements	3,441,929	3,083,324
Deposits with U.S. regulatory authorities	814,084	827,552
Deposits with non-U.S. regulatory authorities	428,132	179,099
Total restricted assets	$9,725,335	$8,733,309
In addition, Watford maintains secured credit facilities to provide borrowing capacity for investment purposes and a total return swap agreement and maintains assets pledged as collateral for such purposes. The Company does not guarantee or provide credit support for Watford, and the Company’s financial exposure to Watford is limited to its investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions. As of June 30, 2021 and December 31, 2020, Watford held $1.1 billion and $954.6 million, respectively, in pledged assets to collateralize the credit facility mentioned above.
Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	June 30, 2021	December 31, 2020
Cash	$1,234,059	$906,448
Restricted cash (included in ‘other assets’)	$584,404	$384,096
Cash and restricted cash	$1,818,463	$1,290,544

ARCH CAPITAL	29	2021 SECOND QUARTER FORM 10-Q

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
The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; (iv) a comparison of the fair value estimates to the Company’s knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) periodic back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at June 30, 2021.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Where quotes are unavailable, fair value is determined by the Investment Manager using quantitative and qualitative assessments such as internally modeled values. Of the $26.5 billion of financial assets and liabilities measured at fair value at June 30, 2021, approximately $187.6 million, or 0.7%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $26.5 billion of financial assets and liabilities measured at fair value at December 31, 2020, approximately $150.1 million, or 0.6%, were priced using non-binding broker-dealer quotes or modeled valuations.
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

ARCH CAPITAL	30	2021 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	31	2021 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	32	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the Company’s financial assets and liabilities measured at fair value by level at June 30, 2021:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value (1):
Available for sale securities:
Fixed maturities:
Corporate bonds	$7,129,768	$—	$7,129,755	$13
Mortgage backed securities	389,041	—	389,041	—
Municipal bonds	415,483	—	415,483	—
Commercial mortgage backed securities	266,733	—	266,733	—
U.S. government and government agencies	5,091,183	5,062,571	28,612	—
Non-U.S. government securities	2,449,782	—	2,449,782	—
Asset backed securities	2,487,845	—	2,484,421	3,424
Total	18,229,835	5,062,571	13,163,827	3,437

Short-term investments	2,248,613	1,996,304	252,309	—

Equity securities, at fair value	1,706,044	1,631,937	24,971	49,136

Derivative instruments (4)	98,488	—	98,488	—

Residential mortgage loans	44,925	—	44,925	—

Fair value option:
Corporate bonds	790,186	—	789,188	998
Non-U.S. government bonds	22,552	—	22,552	—
Mortgage backed securities	2,707	—	2,707	—
Commercial mortgage backed securities	841	—	841	—
Asset backed securities	179,423	—	179,423	—
U.S. government and government agencies	271	163	108	—
Short-term investments	610,114	482,815	127,299	—
Equity securities	94,930	21,252	—	73,678
Other investments	1,219,294	23,610	1,121,784	73,900
Other investments measured at net asset value (2)	1,151,178
Total	4,071,496	527,840	2,243,902	148,576

Total assets measured at fair value	$26,399,401	$9,218,652	$15,828,422	$201,149

Liabilities measured at fair value:
Contingent consideration liabilities	$(466)	$—	$—	$(466)
Securities sold but not yet purchased (3)	(28,068)	—	(28,068)	—
Derivative instruments (4)	(67,304)	—	(67,304)	—
Total liabilities measured at fair value	$(95,838)	$—	$(95,372)	$(466)

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
(4)    See note 9.

ARCH CAPITAL	33	2021 SECOND QUARTER FORM 10-Q

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
(4)    See note 9.

ARCH CAPITAL	34	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Assets						Liabilities
s	Available For Sale		Fair Value Option			Fair Value
	Structured Securities (1)	Corporate Bonds	Corporate Bonds	Other Investments	Equity Securities	Equity Securities	Contingent Consideration Liabilities
Three Months Ended June 30, 2021
Balance at beginning of period	$3,472	$13	$989	$67,930	$71,176	$43,112	$(465)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	12	—	9	633	2,502	922	—
Included in other comprehensive income	(57)	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	5,638	—	5,102	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	(301)	—	—	—
Settlements	(3)	—	—	—	—	—	(1)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$3,424	$13	$998	$73,900	$73,678	$49,136	$(466)

Three Months Ended June 30, 2020
Balance at beginning of period	$3,846	$1,980	$965	$54,620	$60,015	$55,632	$(7,967)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	(64)	—	—	(987)	1,432	11,799	(18)
Included in other comprehensive income	(287)	(1,123)	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	33	3	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	(7,183)	—	(15,450)	—
Settlements	(45)	—	—	—	—	—	6,735
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$3,450	$857	$998	$46,453	$61,447	$51,981	$(1,250)

Six Months Ended June 30, 2021
Balance at beginning of year	$3,426	$13	$985	$67,103	$68,988	$42,015	$(461)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	(56)	—	13	881	4,690	1,826	—
Included in other comprehensive income	57	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	13,003	—	5,295	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	(7,087)	—	—	—
Settlements	(3)	—	—	—	—	—	(5)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$3,424	$13	$998	$73,900	$73,678	$49,136	$(466)

Six Months Ended June 30, 2020
Balance at beginning of year	$5,216	$8,851	$932	$68,817	$58,094	$55,889	$(7,998)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	(55)	7	—	(1,014)	3,353	8,078	(72)
Included in other comprehensive income	(309)	(6,539)	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	66	24	—	3,464	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	(24,358)	—	(15,450)	—
Settlements	(1,402)	(1,462)	—	—	—	—	6,820
Transfers in and/or out of Level 3	—	—	—	2,984	—	—	—
Balance at end of period	$3,450	$857	$998	$46,453	$61,447	$51,981	$(1,250)
(1)    Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.
(2)    Gains or losses were included in net realized gains (losses).

ARCH CAPITAL	35	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at June 30, 2021, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At June 30, 2021, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.9 billion and had a fair value of $3.5 billion. At December 31, 2020, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.9 billion and had a fair value of $3.7 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
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
The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives	Liability Derivatives	Notional Value (1)
June 30, 2021
Futures contracts (2)	$36,277	$(21,515)	$2,907,342
Foreign currency forward contracts (2)	8,242	(20,729)	1,573,973
Other (2)	53,969	(25,060)	4,838,552
Total	$98,488	$(67,304)

December 31, 2020
Futures contracts (2)	$11,046	$(4,496)	$3,099,796
Foreign currency forward contracts (2)	52,716	(6,202)	1,656,729
Other (2)	113,621	(98,007)	5,763,919
Total	$177,383	$(108,705)
(1)    Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.
(2)    The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’

The Company did not hold any derivatives which were designated as hedging instruments at June 30, 2021 or December 31, 2020.
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
At June 30, 2021, asset derivatives and liability derivatives of $89.9 million and $66.7 million, respectively, were subject to a master netting agreement, compared to $138.8 million and $93.0 million, respectively, at December 31, 2020. The remaining derivatives included in the preceding table were not subject to a master netting agreement.
Realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

ARCH CAPITAL	36	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Derivatives not designated as	June 30,
hedging instruments:	2021	2020

Three Months Ended
Net realized gains (losses):
Futures contracts	$(54,759)	$(1,607)
Foreign currency forward contracts	1,295	3,523
TBAs	—	264
Other (1)	2,355	(3,016)
Total	$(51,109)	$(836)

Six Months Ended
Net realized gains (losses):
Futures contracts	$(7,321)	$94,337
Foreign currency forward contracts	(20,776)	(7,347)
TBAs	—	1,009
Other (1)	13,104	38,354
Total	$(14,993)	$126,353
(1)    Includes realized gains and losses on swaps, options and other derivatives contracts.
10.    Commitments and Contingencies

Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $2.4 billion at June 30, 2021, compared to $2.1 billion at December 31, 2020.
Interest Paid
Interest paid on the Company’s senior notes and other borrowings were $74.7 million for the six months ended June 30, 2021, compared to $57.4 million for the 2020 period.
11.    Variable Interest Entities and Noncontrolling Interests

Watford
In March 2014, the Company invested $100.0 million and acquired 2,500,000 common shares, approximately 11% of Watford’s outstanding common equity. As of June 30, 2021, the Company owned approximately 10.2% of Watford’s outstanding common equity. The Company also owns $35.0 million in aggregate principal amount of Watford Holdings Ltd’s 6.5% senior notes, due July 2, 2029 and approximately 6.6% of Watford’s preference shares.
Watford is considered a VIE and the Company concluded that it is the primary beneficiary of Watford, through June 30, 2021. As such, the results of Watford are included in the
Company’s consolidated financial statements as of and for the periods ended June 30, 2021.
The Company does not guarantee or provide credit support for Watford, and the Company’s financial exposure to Watford is limited to its investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions.
In the 2020 fourth quarter, Arch Capital, Watford Holdings Ltd. and Greysbridge Ltd., a wholly-owned subsidiary of Arch Capital, entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) pursuant to which, among other things, Arch Capital agreed to acquire all of the common shares of Watford Holdings Ltd. not owned by Arch for a cash purchase price of $35.00 per common share. Arch Capital assigned its rights under the Merger Agreement to Greysbridge Holdings Ltd., a wholly-owned subsidiary of Arch Capital (“Greysbridge”). The merger and the related Greysbridge equity financing closed on July 1, 2021. Effective July 1, 2021, Watford is wholly owned by Greysbridge and Greysbridge is owned 40% by Arch Re Bermuda, 30% by certain investment funds managed by Kelso & Company and 30% by certain investment funds managed by Warburg Pincus LLC. See note 16.

ARCH CAPITAL	37	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides the carrying amount and balance sheet caption in which the assets and liabilities of Watford are reported:

	June 30,	December 31,
	2021	2020
Assets
Investments accounted for using the fair value option (1)	$1,984,919	$1,790,385
Fixed maturities available for sale, at fair value	663,902	655,249
Equity securities, at fair value	97,623	52,410
Cash	349,202	211,451
Accrued investment income	14,549	14,679
Premiums receivable	305,026	224,377
Reinsurance recoverable on unpaid and paid losses and LAE	520,531	286,590
Ceded unearned premiums	123,272	122,339
Deferred acquisition costs	65,532	53,705
Receivable for securities sold	102,287	37,423
Goodwill and intangible assets	10,318	7,650
Other assets	112,794	75,801
Total assets of consolidated VIE	$4,349,955	$3,532,059

Liabilities
Reserve for losses and loss adjustment expenses	$1,916,742	$1,519,583
Unearned premiums	468,948	407,714
Reinsurance balances payable	132,929	63,269
Revolving credit agreement borrowings	155,687	155,687
Senior notes	172,825	172,689
Payable for securities purchased	199,342	25,881
Other liabilities	227,396	193,494
Total liabilities of consolidated VIE	$3,273,869	$2,538,317

Redeemable noncontrolling interests	$52,444	$52,398
(1)    Included in “other investments” on the Company’s balance sheet.
For the six months ended June 30, 2021, Watford generated $47.0 million of cash provided by operating activities, $96.3 million of cash provided by investing activities and $2.0 million of cash used for financing activities, compared to $87.3 million of cash provided by operating activities, $78.0 million of cash provided by investing activities and $153.8 million of cash used for financing activities for the six months ended June 30, 2020.
Non-redeemable noncontrolling interests
The Company accounts for the portion of Watford’s common equity attributable to third party investors in the shareholders’ equity section of its consolidated balance sheets. The noncontrolling ownership in Watford’s common shares was approximately 90% at June 30, 2021. The portion of Watford’s income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests.’
The following table sets forth activity in the non-redeemable noncontrolling interests:

	June 30,
	2021	2020
Three Months Ended
Balance, beginning of period	$876,864	$492,785
Additional paid in capital attributable to noncontrolling interests	383	595
Amounts attributable to noncontrolling interests	41,617	165,598
Other comprehensive income (loss) attributable to noncontrolling interests	10	20,111
Balance, end of period	$918,874	$679,089

Six Months Ended
Balance, beginning of year	$823,007	$762,777
Additional paid in capital attributable to noncontrolling interests	22,113	472
Repurchases attributable to non-redeemable noncontrolling interests (1)	—	(2,867)
Amounts attributable to noncontrolling interests	78,314	(68,346)
Other comprehensive income (loss) attributable to noncontrolling interests	(4,560)	(12,947)
Balance, end of period	$918,874	$679,089
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

ARCH CAPITAL	38	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table sets forth activity in the redeemable non-controlling interests:

	June 30,
	2021	2020
Three Months Ended
Balance, beginning of period	$57,670	$55,376
Accretion of preference share issuance costs	23	23
Other	(160)	587
Balance, end of period	$57,533	$55,986

Six Months Ended
Balance, beginning of year	$58,548	$55,404
Accretion of preference share issuance costs	46	46
Other	(1,061)	536
Balance, end of period	$57,533	$55,986
The portion of income or loss attributable to third party investors, recorded in the Company’s consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests,’ are summarized in the table below:

	June 30,
	2021	2020
Three Months Ended
Amounts attributable to non-redeemable noncontrolling interests	$(41,617)	$(165,598)
Amounts attributable to redeemable noncontrolling interests	(1,561)	(1,970)
Net (income) loss attributable to noncontrolling interests	$(43,178)	$(167,568)

Six Months Ended
Amounts attributable to non-redeemable noncontrolling interests	$(78,314)	$68,346
Amounts attributable to redeemable noncontrolling interests	(2,416)	(3,123)
Net (income) loss attributable to noncontrolling interests	$(80,730)	$65,223

ARCH CAPITAL	39	2021 SECOND QUARTER FORM 10-Q

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
The following table presents the total assets of the Bellemeade entities, as well as the Company’s maximum exposure to loss associated with these VIEs, calculated as the maximum historical observable spread between the benchmark index for each respective transaction and short term invested trust asset yields. The benchmark index for agreements effective prior to 2021 is based on one-month LIBOR, while the 2021 agreements benchmark index is based on the Secured Overnight Financing Rate (“SOFR”). SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.

		June 30, 2021				December 31, 2020
		Maximum Exposure to Loss				Maximum Exposure to Loss
Bellemeade Entities (Issue Date)	Total VIE Assets	On-Balance Sheet (Asset) Liability	Off-Balance Sheet	Total	Total VIE Assets	On-Balance Sheet (Asset) Liability	Off-Balance Sheet	Total

Bellemeade 2017-1 Ltd. (Oct-17)	$145,573	$(283)	$779	$496	$145,573	$(245)	$844	$599
Bellemeade 2018-1 Ltd. (Apr-18)	250,095	(909)	1,984	1,075	250,095	(903)	2,245	1,342
Bellemeade 2018-2 Ltd. (Aug-18)	—	—	—	—	108,395	(138)	280	142
Bellemeade 2018-3 Ltd. (Oct-18)	302,563	(1,622)	3,706	2,084	302,563	(1,320)	3,262	1,942
Bellemeade 2019-1 Ltd. (Mar-19)	219,256	(1,237)	8,204	6,967	219,256	(1,361)	8,461	7,100
Bellemeade 2019-2 Ltd. (Apr-19)	398,316	(1,042)	6,723	5,681	398,316	(730)	5,201	4,471
Bellemeade 2019-3 Ltd. (Jul-19)	528,084	(969)	4,527	3,558	528,084	(861)	5,079	4,218
Bellemeade 2019-4 Ltd. (Oct-19)	468,737	(1,051)	7,128	6,077	468,737	(890)	6,676	5,786
Bellemeade 2020-1 Ltd. (Jun-20) (1)	18,843	—	—	—	275,068	(178)	1,012	834
Bellemeade 2020-2 Ltd. (Sep-20) (2)	325,712	(442)	4,299	3,857	423,420	(556)	6,839	6,283
Bellemeade 2020-3 Ltd. (Nov-20) (3)	418,158	(618)	8,250	7,632	418,158	(631)	9,605	8,974
Bellemeade 2020-4 Ltd. (Dec-20) (4)	268,405	(150)	3,891	3,741	321,393	(156)	6,816	6,660
Bellemeade 2021-1 Ltd. (Mar-21) (5)	579,717	(83)	4,387	4,304	—	—	—	—
Bellemeade 2021-2 Ltd. (Jun-21) (6)	522,807	630	5,207	5,837	—	—	—	—
Total	$4,446,266	$(7,776)	$59,085	$51,309	$3,859,058	$(7,969)	$56,320	$48,351

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
(4)  An additional $16 million capacity was provided directly to Arch MI U.S. by a separate panel of reinsurers and is not reflected in this table.
(5)  An additional $64 million capacity was provided directly to Arch MI U.S. by a separate panel of reinsurers and is not reflected in this table.
(6)  An additional $93 million capacity was provided directly to Arch MI U.S. by a separate panel of reinsurers and is not reflected in this table.

ARCH CAPITAL	40	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.    Other Comprehensive Income (Loss)

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended		Six Months Ended
Details About	Line Item That Includes	June 30,		June 30,
AOCI Components	Reclassification	2021	2020	2021	2020

Unrealized appreciation on available-for-sale investments
	Net realized gains (losses)	$64,914	$182,329	$66,918	$328,561
	Provision for credit losses	896	3,225	(751)	(6,095)
	Other-than-temporary impairment losses	—	—	—	(533)
	Total before tax	65,810	185,554	66,167	321,933
	Income tax (expense) benefit	(5,263)	(18,163)	(8,317)	(33,313)
	Net of tax	$60,547	$167,391	$57,850	$288,620

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended June 30, 2021
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$91,057	$12,486	$78,571
Less reclassification of net realized gains (losses) included in net income	65,810	5,263	60,547
Foreign currency translation adjustments	6,392	187	6,205
Other comprehensive income (loss)	$31,639	$7,410	$24,229

Three Months Ended June 30, 2020
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$555,576	$62,780	$492,796
Less reclassification of net realized gains (losses) included in net income	185,554	18,163	167,391
Foreign currency translation adjustments	22,595	344	22,251
Other comprehensive income (loss)	$392,617	$44,961	$347,656

Six Months Ended June 30, 2021
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(203,303)	$(20,124)	$(183,179)
Less reclassification of net realized gains (losses) included in net income	66,167	8,317	57,850
Foreign currency translation adjustments	(22,023)	356	(22,379)
Other comprehensive income (loss)	$(291,493)	$(28,085)	$(263,408)

Six Months Ended June 30, 2020
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$492,125	$56,616	$435,509
Less reclassification of net realized gains (losses) included in net income	321,933	33,313	288,620
Foreign currency translation adjustments	(22,829)	(391)	(22,438)
Other comprehensive income (loss)	$147,363	$22,912	$124,451

ARCH CAPITAL	41	2021 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    Income Taxes

The Company’s income tax provision on income before income taxes, including income (loss) from operating affiliates, resulted in an effective tax rate of 7.0% for the six months ended June 30, 2021, compared to 12.5% for the six months ended June 30, 2020.
The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
The Company had a net deferred tax asset of $93.0 million at June 30, 2021, compared to a net deferred tax asset of $15.7 million at December 31, 2020. The change is primarily a result of mortgage contingency reserves activity and market value fluctuations in the investment portfolio. In addition, the Company paid $141.1 million and $10.4 million of income taxes for the six months ended June 30, 2021 and 2020, respectively.
14.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of June 30, 2021, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

15.    Transactions with Related Parties

In the 2021 first quarter, as part of the Company’s acquisition of Barbican, the Company entered into an agreement with Premia Managing Agency Limited for the reinsurance to close of Syndicate 1955’s 2018 underwriting year of account into Premia Syndicate 1884’s 2021 underwriting year of account. The reinsurance to close covers legacy business underwritten by Syndicate 1955 on the underwriting 2018 and prior years of account and under the agreement, approximately $380 million of net liabilities was transferred to Syndicate 1884, with an effective date of January 1, 2021. Barbican recorded reinsurance recoverable on unpaid and paid losses and funds held liability of nil and $9.9 million, respectively, at June 30, 2021, compared to $199.8 million and $149.6 million, respectively, at December 31, 2020.
Certain directors and executive officers of the Company own common and preference shares of Watford. See note 11, “Variable Interest Entity and Noncontrolling Interests,” for information about Watford.
16.    Subsequent Event

In July 2021, the Company announced the completion of the previously disclosed acquisition of Watford by Greysbridge. Based on the governing documents of Greysbridge the Company has concluded that, while it will retain significant influence over Watford, Watford will no longer constitute a variable interest entity of which the Company is the primary beneficiary. Accordingly, effective July 1, 2021, Arch will no longer consolidate the results of Watford in its consolidated financial statements and footnotes. As a result of the closing of the transaction, we expect to report a net gain of approximately $65 million in the third quarter.

ARCH CAPITAL	42	2021 SECOND QUARTER FORM 10-Q

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
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “Arch”, “we” or “us”) is a publicly listed Bermuda exempted company with approximately $16.7 billion in capital at June 30, 2021 and, through operations in Bermuda, the United States, Europe, Canada, Australia and Hong Kong, writes insurance, reinsurance and mortgage insurance on a worldwide basis.
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
From an operating perspective, the 2021 second quarter reflected the benefits of attractive pricing in almost all of our insurance markets. As a result, we currently expect the next several quarters to continue to show improved underwriting margins, partially due to the compounding of rate-on-rate increases and the rebalancing of our mix of business. Importantly, the market is showing discipline in maintaining its momentum. We believe that this time-tested strategy of protecting capital through soft markets and writing business aggressively in hard markets gives us the best chance to generate superior risk adjusted returns over time. As long as rate increases support returns above our required thresholds, we expect to continue to grow our writings.
Consequently, these rate improvements have enabled us to continue to expand writings in our property casualty segments. We are now in the sixth consecutive quarter of rate increases with a weighted increase of approximately 10% this quarter, comfortably in excess of loss cost trends. Premiums increased across most lines of business and geographic areas as pricing improvements spread and, while rate increases have tapered off from previous highs in some lines, our insurance segment is seeing increases in lines that had been resistant to meaningful change.
In reinsurance, strong growth was observed across most of our lines of business, but especially in our casualty and other specialty lines where strong rates increases and growth in new accounts helped increase the top line. Consistent with our insurance segment, we expect the ongoing rate improvements to be reflected in our underwriting results over the next several quarters.
For our U.S. primary mortgage operations, reported delinquencies were 3.11% at June 30, 2021, roughly 40% lower than it was at the end of the 2020 second quarter. Delinquencies continue to be better than our expectations at the beginning of the COVID-19 pandemic but delinquency rates remain at elevated levels, reflecting the impact of the recession and forbearance programs under the CARES Act to borrowers experiencing a hardship. Forbearance allows for mortgage payments to be suspended for up to 360 days or longer along with a suspension of foreclosures and evictions. See “Results of Operations—Mortgage Segment” for further details on our mortgage operations.
In the second quarter, our U.S. primary mortgage operations insurance in force remained steady at approximately $278 billion and $422 billion for the total mortgage segment. The refinancing boom that began last year has slowed and we expect improving persistency through remainder of the year.
Outside of the U.S., we increased our writings in Australia as the housing market remains strong there. We like the long-term opportunity in Australia as demonstrated by our announcement in March to acquire Westpac's LMI business. The agreement allows us to free up capital even as we build our Australian presence and diversify our earning streams at attractive risk-adjusted returns.
We remain committed to providing solutions across many offerings as the marketplace evolves, including the mortgage credit risk transfer programs initiated by government sponsored enterprises, or “GSEs.” In addition, we enter into aggregate excess of loss mortgage reinsurance agreements with various special purpose reinsurance companies domiciled in Bermuda and issue mortgage insurance linked notes, increasing our protection for mortgage tail risk. The Bellemeade structures provide approximately $4.7 billion of aggregate reinsurance coverage at June 30, 2021.

ARCH CAPITAL	43	2021 SECOND QUARTER FORM 10-Q

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
Book value per share was $32.02 at June 30, 2021, compared to $30.54 at March 31, 2021 and $27.62 at June 30, 2020. The 4.8% increase in book value per share for the 2021 second quarter and 15.9% increase in book value per share over the trailing twelve months reflected strong underwriting results and investment returns.
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
Our Operating ROAE was 13.0% for the 2021 second quarter, compared to 0.6% for the 2020 second quarter, and 10.3% for the six months ended June 30, 2021, compared to 3.8% for the 2020 period. The higher 2021 period results, reflected strong underwriting returns and a one-time gain of $74.5 million realized during the 2021 first quarter from our acquisition of 29.5% stake in Coface, while the 2020 period reflected the impact of COVID-19 on the underwriting results.
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

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2021 Second Quarter	1.58%	1.80%
2020 Second Quarter	3.72%	6.06%

Six Months Ended June 30, 2021	1.39%	1.28%
Six Months Ended June 30, 2020	2.82%	1.23%

Total return for the 2021 second quarter reflected movements in interest rates and credit spreads on our fixed income portfolio. We continue to maintain a short duration on our portfolio of 2.31 years at June 30, 2021.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide, unlike many master indices that change based on the size of their constituent indices, a relatively stable basket of investable indices. At June 30, 2021, the benchmark return index had an average credit quality of “Aa2” by Moody’s Investors Service (“Moody’s”), and an estimated duration of 3.13 years.

ARCH CAPITAL	44	2021 SECOND QUARTER FORM 10-Q

The benchmark return index included weightings to the following indices:

%
ICE BoAML 1-5 Year A - AAA U.S. Corporate Index	13.00%
ICE BoAML 5-10 Year A - AAA U.S. Corporate Index	11.00
ICE BoAML 1-5 Year U.S. Treasury Index	11.00
MSCI ACWI Net Total Return USD Index	9.30
ICE BoAML 1-10 Year BBB U.S. Corporate Index	5.00
JPM CLOIE Investment Grade	5.00
S&P/LSTA Leveraged Loan Total Return Index	4.965
ICE BoAML U.S. Mortgage Backed Securities Index	4.00
ICE BoAML AAA US Fixed Rate CMBS	4.00
ICE BoAML 1-5 Year U.K. Gilt Index	4.00
ICE BoAML German Government 1-10 Year Index	3.50
ICE BoAML 0-3 Year U.S. Treasury Index	3.25
ICE BoAML 5-10 Year U.S. Treasury Index	3.00
ICE BoAML 1-10 Year U.S. Municipal Securities Index	3.00
Bloomberg Barclays ABS Aaa Index	3.00
ICE BoAML 1-5 Year Australia Government Index	2.75
ICE BoAML U.S. High Yield Constrained Index	2.50
ICE BoAML 1-5 Year Canada Government Index	2.00
ICE BofA CCC and Lower US High Yield Constrained Index	1.38
Bloomberg Barclays Global High Yield Index	1.38
S&P DJ Global ex-US Select Real Estate Securities Net Index	0.825
FTSE Nareit All Mortgage Capped Index Total Return USD	0.825
Bloomberg Barclays CMBS: Erisa Eligible Unhedged USD	0.825
ICE BoAML 15+ Year Canada Government Index	0.50
Total	100.00%
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

ARCH CAPITAL	45	2021 SECOND QUARTER FORM 10-Q

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

Along with consolidated underwriting income, we provide a subtotal of underwriting income or loss before the contribution from the ‘other’ segment. Through June 30, 2021, the ‘other’ segment included the results of Watford Holdings Ltd. Watford Holdings Ltd. is the parent of Watford Re Ltd., a multi-line Bermuda reinsurance company (together with Watford Holdings Ltd., “Watford”). Pursuant to GAAP, Watford was considered a variable interest entity and we concluded that we are the primary beneficiary of Watford. As such, we consolidated the results of Watford in our consolidated financial statements through June 30, 2021, although we only owned approximately 10% of Watford’s common equity. Watford’s own management and board of directors are responsible for its results and profitability. In addition, we do not guarantee or provide credit support for Watford. Since Watford is an independent company, the assets of Watford can be used only to settle obligations of Watford and Watford is solely responsible for its own liabilities and commitments. Our financial exposure to Watford is limited to our investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from the reinsurance transactions. We believe that presenting certain information excluding the ‘other’ segment enables investors and other users of our financial information to analyze our performance in a manner similar to how our management analyzes performance. See note 11, “Variable Interest Entities and Noncontrolling Interests,” note 4, “Segment Information,” and Note 16, “Subsequent Event,” to our consolidated financial statements for additional information on Watford.

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

ARCH CAPITAL	46	2021 SECOND QUARTER FORM 10-Q

RESULTS OF OPERATIONS

The following table summarizes our consolidated financial data, including a reconciliation of net income or loss available to Arch common shareholders to after-tax operating income or loss available to Arch common shareholders. Each line item reflects the impact of our percentage ownership of Watford’s common equity during such period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income available to Arch common shareholders	$663,820	$288,418	$1,091,573	$422,132
Net realized (gains) losses	(167,438)	(406,645)	(272,989)	(297,281)
Equity in net (income) loss of investment funds accounted for using the equity method	(122,186)	65,119	(193,872)	69,328
Net foreign exchange (gains) losses	17,888	42,032	(3,444)	(22,459)
Transaction costs and other	(1,421)	977	(147)	3,572
Income tax expense (1)	16,553	26,713	25,864	31,078
After-tax operating income available to Arch common shareholders	$407,216	$16,614	$646,985	$206,370

Beginning common shareholders’ equity	$12,316,472	$10,587,244	$12,325,886	$10,717,371
Ending common shareholders’ equity	$12,706,072	$11,211,825	$12,706,072	$11,211,825
Average common shareholders’ equity	$12,511,272	$10,899,535	$12,515,979	$10,964,598

Annualized return on average common equity %	21.2	10.6	17.4	7.7
Annualized operating return on average common equity %	13.0	0.6	10.3	3.8
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
Insurance Segment
The following tables set forth our insurance segment’s underwriting results:

	Three Months Ended June 30,
	2021	2020	% Change
Gross premiums written	$1,368,867	$1,030,362	32.9
Premiums ceded	(405,312)	(358,101)
Net premiums written	963,555	672,261	43.3
Change in unearned premiums	(98,128)	15,648
Net premiums earned	865,427	687,909	25.8
Losses and loss adjustment expenses	(545,880)	(518,203)
Acquisition expenses	(136,852)	(107,671)
Other operating expenses	(133,342)	(118,757)
Underwriting income (loss)	$49,353	$(56,722)	187.0

Underwriting Ratios			% Point Change
Loss ratio	63.1%	75.3%	(12.2)
Acquisition expense ratio	15.8%	15.7%	0.1
Other operating expense ratio	15.4%	17.3%	(1.9)
Combined ratio	94.3%	108.3%	(14.0)

ARCH CAPITAL	47	2021 SECOND QUARTER FORM 10-Q

	Six Months Ended June 30,
	2021	2020	% Change
Gross premiums written	$2,784,753	$2,238,007	24.4
Premiums ceded	(826,359)	(736,998)
Net premiums written	1,958,394	1,501,009	30.5
Change in unearned premiums	(273,493)	(97,181)
Net premiums earned	1,684,901	1,403,828	20.0
Losses and loss adjustment expenses	(1,081,627)	(1,025,311)
Acquisition expenses	(265,074)	(215,008)
Other operating expenses	(270,455)	(248,406)
Underwriting income (loss)	$67,745	$(84,897)	179.8

Underwriting Ratios			% Point Change
Loss ratio	64.2%	73.0%	(8.8)
Acquisition expense ratio	15.7%	15.3%	0.4
Other operating expense ratio	16.1%	17.7%	(1.6)
Combined ratio	96.0%	106.0%	(10.0)
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
Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended June 30,
	2021		2020
	Amount	%	Amount	%
Property, energy, marine and aviation	$207,762	21.6	$159,801	23.8
Professional lines	254,961	26.5	157,899	23.5
Programs	149,373	15.5	104,930	15.6
Construction and national accounts	77,579	8.1	57,144	8.5
Excess and surplus casualty	74,346	7.7	64,703	9.6
Travel, accident and health	71,071	7.4	27,997	4.2
Lenders products	40,386	4.2	23,690	3.5
Other	88,077	9.1	76,097	11.3
Total	$963,555	100.0	$672,261	100.0
2021 Second Quarter versus 2020 Period. Gross premiums written by the insurance segment in the 2021 second quarter were 32.9% higher than in the 2020 second quarter, while net premiums written were 43.3% higher. The higher level of net premiums written reflected increases across most lines of business, due in part to rate increases, new business opportunities and growth in existing accounts.

ARCH CAPITAL	48	2021 SECOND QUARTER FORM 10-Q

	Six Months Ended June 30,
	2021		2020
	Amount	%	Amount	%
Property, energy, marine and aviation	$378,260	19.3	$287,386	19.1
Professional Lines	493,207	25.2	327,017	21.8
Programs	307,774	15.7	217,462	14.5
Construction and national accounts	212,371	10.8	173,143	11.5
Excess and surplus casualty	159,939	8.2	130,122	8.7
Travel, accident and health	163,377	8.3	154,043	10.3
Lenders products	75,246	3.8	56,982	3.8
Other	168,220	8.6	154,854	10.3
Total	$1,958,394	100.0	$1,501,009	100.0
Six Months Ended June 30, 2021 versus 2020 period. Gross premiums written by the insurance segment for the six months ended June 30, 2021 were 24.4% higher than in the 2020 period, while net premiums written were 30.5% higher than in the 2020 period. The increase in net premiums written reflected growth across most lines of business, due in part to rate increases, new business opportunities and growth in existing accounts.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended June 30,
	2021		2020
	Amount	%	Amount	%
Property, energy, marine and aviation	$167,716	19.4	$120,781	17.6
Professional lines	214,098	24.7	154,812	22.5
Programs	118,974	13.7	108,464	15.8
Construction and national accounts	95,849	11.1	91,605	13.3
Excess and surplus casualty	72,899	8.4	60,966	8.9
Travel, accident and health	62,610	7.2	52,117	7.6
Lenders products	46,396	5.4	23,111	3.4
Other	86,885	10.0	76,053	11.1
Total	$865,427	100.0	$687,909	100.0

	Six Months Ended June 30,
	2021		2020
	Amount	%	Amount	%
Property, energy, marine and aviation	$324,975	19.3	$231,964	16.5
Professional Lines	413,769	24.6	306,512	21.8
Programs	231,814	13.8	217,342	15.5
Construction and national accounts	198,520	11.8	191,305	13.6
Excess and surplus casualty	148,266	8.8	126,063	9.0
Travel, accident and health	112,276	6.7	129,492	9.2
Lenders products	86,477	5.1	48,454	3.5
Other	168,804	10.0	152,696	10.9
Total	$1,684,901	100.0	$1,403,828	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters. Net premiums earned in the 2021 second quarter were 25.8% higher than in the 2020 second quarter. Net premiums earned for the six months ended June 30, 2021 were 20.0% higher than in the 2020 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Current year	63.6%	75.7%	64.7%	73.3%
Prior period reserve development	(0.5)%	(0.4)%	(0.5)%	(0.3)%
Loss ratio	63.1%	75.3%	64.2%	73.0%
Current Year Loss Ratio.
2021 Second Quarter versus 2020 Period. The insurance segment’s current year loss ratio in the 2021 second quarter was 12.1 points lower than in the 2020 second quarter. The 2021 second quarter loss ratio reflected 3.2 points of current year catastrophic activity, primarily from winter storms Uri and Viola, compared to 12.5 points of catastrophic activity for the 2020 second quarter, which included exposure to the COVID-19 global pandemic. The insurance segment’s current year loss ratio for the six months ended June 30, 2021 was 8.6 points lower than in the 2020 period and reflected 4.1 points of current year catastrophic activity, compared to 9.6 points in the 2020 period. The balance of the change in the 2021 loss ratios resulted, in part, from changes in mix of business and the level of large attritional losses.

ARCH CAPITAL	49	2021 SECOND QUARTER FORM 10-Q

Prior Period Reserve Development.
The insurance segment’s net favorable development was $4.0 million, or 0.5 points, for the 2021 second quarter, compared to $2.5 million, or 0.4 points, for the 2020 second quarter, and $8.1 million, or 0.5 points for the six months ended June 30, 2021, compared to $3.6 million, or 0.3 points, for the 2020 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
2021 Second Quarter versus 2020 Period. The insurance segment’s underwriting expense ratio was 31.2% in the 2021 second quarter, compared to 33.0% in the 2020 second quarter, with the decrease primarily due to growth in net premiums earned.
Six Months Ended June 30, 2021 versus 2020 Period. The insurance segment’s underwriting expense ratio was 31.8% six months ended June 30, 2021, compared to 33.0% for the 2020 period, with the decrease primarily due to growth in net premiums earned.
Reinsurance Segment
The following tables set forth our reinsurance segment’s underwriting results:

	Three Months Ended June 30,
	2021	2020	% Change
Gross premiums written	$1,358,020	$807,065	68.3
Premiums ceded	(433,288)	(241,971)
Net premiums written	924,732	565,094	63.6
Change in unearned premiums	(187,708)	(84,897)
Net premiums earned	737,024	480,197	53.5
Other underwriting income (loss)	1,053	(651)
Losses and loss adjustment expenses	(463,823)	(383,433)
Acquisition expenses	(133,585)	(90,522)
Other operating expenses	(44,695)	(38,716)
Underwriting income (loss)	$95,974	$(33,125)	389.7

Underwriting Ratios			% Point Change
Loss ratio	62.9%	79.8%	(16.9)
Acquisition expense ratio	18.1%	18.9%	(0.8)
Other operating expense ratio	6.1%	8.1%	(2.0)
Combined ratio	87.1%	106.8%	(19.7)

	Six Months Ended June 30,
	2021	2020	% Change
Gross premiums written	$2,829,080	$1,929,584	46.6
Premiums ceded	(905,236)	(567,310)
Net premiums written	1,923,844	1,362,274	41.2
Change in unearned premiums	(541,920)	(338,617)
Net premiums earned	1,381,924	1,023,657	35.0
Other underwriting income	(145)	1,469
Losses and loss adjustment expenses	(948,693)	(813,502)
Acquisition expenses	(251,610)	(170,128)
Other operating expenses	(105,209)	(84,013)
Underwriting income (loss)	$76,267	$(42,517)	279.4

Underwriting Ratios			% Point Change
Loss ratio	68.7%	79.5%	(10.8)
Acquisition expense ratio	18.2%	16.6%	1.6
Other operating expense ratio	7.6%	8.2%	(0.6)
Combined ratio	94.5%	104.3%	(9.8)
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

ARCH CAPITAL	50	2021 SECOND QUARTER FORM 10-Q

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
Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended June 30,
	2021		2020
	Amount	%	Amount	%
Property excluding property catastrophe	$249,101	26.9	$163,639	29.0
Property catastrophe	87,642	9.5	117,676	20.8
Other specialty	296,325	32.0	117,375	20.8
Casualty	225,890	24.4	105,049	18.6
Marine and aviation	50,248	5.4	32,372	5.7
Other	15,526	1.7	28,983	5.1
Total	$924,732	100.0	$565,094	100.0
2021 Second Quarter versus 2020 Period. Gross premiums written by the reinsurance segment in the 2021 second quarter were 68.3% higher than in the 2020 second quarter, while net premiums written were 63.6% higher. The growth in net premiums written was observed in most lines of business, primarily related to new business opportunities in other specialty, casualty and property excluding property catastrophe lines and the benefit of rate increases.

	Six Months Ended June 30,
	2021		2020
	Amount	%	Amount	%
Property excluding property catastrophe	$541,934	28.2	$322,563	23.7
Property catastrophe	204,849	10.6	206,768	15.2
Other Specialty	580,656	30.2	402,327	29.5
Casualty	444,146	23.1	295,929	21.7
Marine and aviation	111,886	5.8	82,157	6.0
Other	40,373	2.1	52,530	3.9
Total	$1,923,844	100.0	$1,362,274	100.0
Six Months Ended June 30, 2021 versus 2020 period. Gross premiums written by the reinsurance segment for the six months ended June 30, 2021 were 46.6% higher than in the 2020 period, while net premiums written were 41.2% higher than in the 2020 period. The increase in net premiums written reflected growth in property excluding property catastrophe, other specialty and casualty primarily due to new business and rate increases.
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended June 30,
	2021		2020
	Amount	%	Amount	%
Property excluding property catastrophe	$202,780	27.5	$124,019	25.8
Property catastrophe	76,167	10.3	55,226	11.5
Other specialty	211,817	28.7	123,006	25.6
Casualty	183,846	24.9	132,756	27.6
Marine and aviation	42,773	5.8	24,960	5.2
Other	19,641	2.7	20,230	4.2
Total	$737,024	100.0	$480,197	100.0

	Six Months Ended June 30,
	2021		2020
	Amount	%	Amount	%
Property excluding property catastrophe	$390,562	28.3	$236,671	23.1
Property catastrophe	164,178	11.9	108,226	10.6
Other Specialty	375,715	27.2	326,391	31.9
Casualty	332,877	24.1	267,827	26.2
Marine and aviation	82,881	6.0	49,818	4.9
Other	35,711	2.6	34,724	3.4
Total	$1,381,924	100.0	$1,023,657	100.0
Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned by the reinsurance segment in the 2021 second quarter were 53.5% higher than in the 2020 second quarter, and reflect changes in net premiums written over the previous five quarters.
Other Underwriting Income (Loss).
Other underwriting income for the 2021 second quarter was $1.1 million, compared to a loss of $0.7 million for the 2020 second quarter, and a loss of $0.1 million for the six months ended June 30, 2021, compared to an income of $1.5 million for the 2020 period.

ARCH CAPITAL	51	2021 SECOND QUARTER FORM 10-Q

Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Current year	65.7%	88.2%	72.1%	84.6%
Prior period reserve development	(2.8)%	(8.4)%	(3.4)%	(5.1)%
Loss ratio	62.9%	79.8%	68.7%	79.5%
Current Year Loss Ratio.
2021 Second Quarter versus 2020 Period. The reinsurance segment’s current year loss ratio in the 2021 second quarter was 22.5 points lower than in the 2020 second quarter. The 2021 second quarter loss ratio reflected 2.6 points of current year catastrophic activity, including winter storms Uri and Viola as well as other minor global events. The 2020 second quarter included 26.3 points of catastrophic activity, which included exposure to the COVID-19 pandemic.
Six Months Ended June 30, 2021 versus 2020 period.The reinsurance segment’s current year loss ratio for the six months ended June 30, 2021 was 12.5 points lower than in the 2020 period and reflected 12.9 points of current year catastrophic activity, compared to 19.1 points in the 2020 period. The 2020 period loss ratio included exposure to the COVID-19 pandemic.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $20.5 million, or 2.8 points, for the 2021 second quarter, compared to $40.2 million, or 8.4 points, for the 2020 second quarter, and $47.3 million, or 3.4 points, for the six months ended June 30, 2021, compared to $51.8 million, or 5.1 points, for the 2020 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
2021 Second Quarter versus 2020 Period. The underwriting expense ratio for the reinsurance segment was 24.2% in the 2021 second quarter, compared to 27.0% in the 2020 second quarter. Approximately 2.1 points of the difference is due to a lower level of acquisition expenses related to favorable prior year loss reserve development this quarter than in the 2020 second quarter. The remainder of the decrease in the underwriting expense ratio was primarily related to growth in net premiums earned.
Six Months Ended June 30, 2021 versus 2020 period. The underwriting expense ratio for the reinsurance segment was 25.8% for the six months ended June 30, 2021, compared to 24.8% for the 2020 period. The comparison of the underwriting expense ratios also reflected changes in the mix and type of business and a higher level of net premiums earned for the 2021 period.
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
The following tables set forth our mortgage segment’s underwriting results.

	Three Months Ended June 30,
	2021	2020	% Change
Gross premiums written	$391,511	$369,144	6.1
Premiums ceded	(55,665)	(44,044)
Net premiums written	335,846	325,100	3.3
Change in unearned premiums	(1,625)	40,613
Net premiums earned	334,221	365,713	(8.6)
Other underwriting income	4,148	6,450
Losses and loss adjustment expenses	(9,880)	(224,100)
Acquisition expenses	(30,117)	(34,052)
Other operating expenses	(48,312)	(37,574)
Underwriting income	$250,060	$76,437	227.1

Underwriting Ratios			% Point Change
Loss ratio	3.0%	61.3%	(58.3)
Acquisition expense ratio	9.0%	9.3%	(0.3)
Other operating expense ratio	14.5%	10.3%	4.2
Combined ratio	26.5%	80.9%	(54.4)

ARCH CAPITAL	52	2021 SECOND QUARTER FORM 10-Q

	Six Months Ended June 30,
	2021	2020	% Change
Gross premiums written	$782,757	$738,089	6.1
Premiums ceded	(111,716)	(88,371)
Net premiums written	671,041	649,718	3.3
Change in unearned premiums	(503)	61,021
Net premiums earned	670,538	710,739	(5.7)
Other underwriting income	11,045	11,049
Losses and loss adjustment expenses	(73,569)	(291,666)
Acquisition expenses	(60,199)	(72,588)
Other operating expenses	(97,443)	(83,470)
Underwriting income	$450,372	$274,064	64.3

Underwriting Ratios			% Point Change
Loss ratio	11.0%	41.0%	(30.0)
Acquisition expense ratio	9.0%	10.2%	(1.2)
Other operating expense ratio	14.5%	11.7%	2.8
Combined ratio	34.5%	62.9%	(28.4)
Premiums Written.
The following tables set forth our mortgage segment’s net premiums written by underwriting location (i.e., where the business is underwritten):

	Three Months Ended June 30,
	2021		2020
	Amount	%	Amount	%
Underwriting location:
United States	$234,645	69.9	$261,124	80.3
Other	101,201	30.1	63,976	19.7
Total	$335,846	100.0	$325,100	100.0
2021 Second Quarter versus 2020 Period. Gross premiums written by the mortgage segment in the 2021 second quarter were 6.1% higher than in the 2020 second quarter, while net premiums written were 3.3% higher, primarily reflecting growth in Australian single premium mortgage insurance and the benefit of premiums received related to the exercise of early redemption options by GSEs for certain seasoned callable credit risk transfer contracts. This growth was partially offset by a lower level of U.S. primary mortgage insurance in force on monthly premium policies, which resulted from the continued high level of refinancing activity.

	Six Months Ended June 30,
	2021		2020
	Amount	%	Amount	%
Underwriting location:
United States	$482,174	71.9	$525,232	80.8
Other	188,867	28.1	124,486	19.2
Total	$671,041	100.0	$649,718	100.0
Six Months Ended June 30, 2021 versus 2020 period. Gross premiums written by the mortgage segment for the six months ended June 30, 2021 were 6.1% higher than in the 2020 period, while net premiums written for the six months ended June 30, 2021 were 3.3% higher than in the 2020 period, primarily reflecting growth in Australian single premium mortgage insurance and the benefit of premiums received related to the exercise of early redemption options by GSEs for certain seasoned callable credit risk transfer contracts. This growth was partially offset by a lower level of U.S. primary mortgage insurance in force on monthly premium policies, which resulted from the continued high level of refinancing activity.
The persistency rate, which represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period, was 54.8% for the Arch MI U.S. portfolio of mortgage insurance policies at June 30, 2021, reflecting the higher level of mortgage refinancing activity, compared to 58.7% at December 31, 2020.
The following tables provide details on the new insurance written (“NIW”) generated by Arch MI U.S. NIW represents the original principal balance of all loans that received coverage during the period.

(U.S. Dollars in millions)	Three Months Ended June 30,
	2021		2020
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$28,372		$24,551

Credit quality (FICO):
>=740	$19,240	67.8	$15,851	64.6
680-739	8,113	28.6	7,781	31.7
620-679	1,019	3.6	919	3.7
Total	$28,372	100.0	$24,551	100.0

Loan-to-value (LTV):
95.01% and above	$1,484	5.2	$1,948	7.9
90.01% to 95.00%	13,936	49.1	9,403	38.3
85.01% to 90.00%	8,675	30.6	8,140	33.2
85.00% and below	4,277	15.1	5,060	20.6
Total	$28,372	100.0	$24,551	100.0

Monthly vs. single:
Monthly	$26,725	94.2	$23,391	95.3
Single	1,647	5.8	1,160	4.7
Total	$28,372	100.0	$24,551	100.0

Purchase vs. refinance:
Purchase	$25,010	88.2	$14,956	60.9
Refinance	3,362	11.8	9,595	39.1
Total	$28,372	100.0	$24,551	100.0
(1)Represents the original principal balance of all loans that received coverage during the period.

ARCH CAPITAL	53	2021 SECOND QUARTER FORM 10-Q

(U.S. Dollars in millions)	Six Months Ended June 30,
	2021		2020
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$55,391		$41,329

Credit quality (FICO):
>=740	$37,058	66.9	$25,920	62.7
680-739	16,531	29.8	13,568	32.8
620-679	1,802	3.3	1,841	4.5
Total	$55,391	100.0	$41,329	100.0

Loan-to-value (LTV):
95.01% and above	$3,092	5.6	$3,616	8.7
90.01% to 95.00%	26,224	47.3	16,602	40.2
85.01% to 90.00%	16,987	30.7	13,469	32.6
85.01% and below	9,088	16.4	7,642	18.5
Total	$55,391	100.0	$41,329	100.0

Monthly vs. single:
Monthly	$51,714	93.4	$39,083	94.6
Single	3,677	6.6	2,246	5.4
Total	$55,391	100.0	$41,329	100.0

Purchase vs. refinance:
Purchase	$45,515	82.2	$27,255	65.9
Refinance	9,876	17.8	14,074	34.1
Total	$55,391	100.0	$41,329	100.0
(1)Represents the original principal balance of all loans that received coverage during the period.
Net Premiums Earned.
The following tables set forth our mortgage segment’s net premiums earned by underwriting location:

	Three Months Ended June 30,
	2021		2020
	Amount	%	Amount	%
Underwriting location:
United States	$248,388	74.3	$304,652	83.3
Other	85,833	25.7	61,061	16.7
Total	$334,221	100.0	$365,713	100.0
2021 Second Quarter versus 2020 Period. Net premiums earned for the 2021 second quarter were 8.6% lower than in the 2020 second quarter, and reflected a lower level of single premium policy terminations and a decrease in U.S. primary mortgage insurance in force on monthly premium policies.

	Six Months Ended June 30,
	2021		2020
	Amount	%	Amount	%

Underwriting location:
United States	$510,938	76.2	$593,814	83.5
Other	159,600	23.8	116,925	16.5
Total	$670,538	100.0	$710,739	100.0
Six Months Ended June 30, 2021 versus 2020 Period. Net premiums earned for the six months ended June 30, 2021 were 5.7% lower than in the 2020 period, primarily reflecting a lower level of single premiums earned, partially offset by an increase in earnings from Australian single premium policy terminations.
Other Underwriting Income.
Other underwriting income, which is primarily related to GSE credit risk-sharing transactions was $4.1 million for the 2021 second quarter, compared to $6.5 million for the 2020 second quarter.
Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Current year	15.9%	61.4%	19.1%	41.9%
Prior period reserve development	(12.9)%	(0.1)%	(8.1)%	(0.9)%
Loss ratio	3.0%	61.3%	11.0%	41.0%
Current Year Loss Ratio.
2021 Second Quarter versus 2020 Period. The mortgage segment’s current year loss ratio was 45.5 points lower in the 2021 second quarter than in the 2020 second quarter. The mortgage segment’s current year loss ratio was 22.8 points lower for the six months ended June 30, 2021 than for the 2020 period. The lower current year loss ratios for the 2021 period reflect decrease in loss assumptions related to COVID-19 pandemic.
For the 2020 periods, the increase in incurred losses was primarily due to, the financial stress related to the COVID-19 pandemic. Segregating estimated losses due to COVID-19 from the overall mortgage segment estimated losses would require the number of delinquencies specifically attributable to COVID-19. As this analysis cannot be performed accurately, the Company is not reporting COVID-19 provisions separately from its overall loss provisions.

ARCH CAPITAL	54	2021 SECOND QUARTER FORM 10-Q

Prior Period Reserve Development.
The mortgage segment’s net favorable development was $43.1 million, or 12.9 points, for the 2021 second quarter, compared to $0.2 million, or 0.1 points, for the 2020 second quarter, and $54.0 million, or 8.1 points, for the six months ended June 30, 2021, compared to $6.3 million, or 0.9 points, for the 2020 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
2021 Second Quarter versus 2020 Period. The underwriting expense ratio for the mortgage segment was 23.5% in the 2021 second quarter, compared to 19.6% in the 2020 second quarter, with the increase primarily reflecting higher operating expenses and, to a lesser extent, a decline in net premiums earned on U.S. primary mortgage insurance business.
Six Months Ended June 30, 2021 versus 2020 period. The underwriting expense ratio for the mortgage segment was 23.5% for the six months ended June 30, 2021, compared to 21.9% for the 2020 period, with the increase primarily reflecting higher operating expenses and, to a lesser extent, a decline in net premiums earned on U.S. primary mortgage insurance business.
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
Net Investment Income.
The components of net investment income were derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fixed maturities	$77,709	$91,491	$156,726	$193,254
Equity securities	8,282	6,023	13,932	11,653
Short-term investments	972	897	1,616	4,282
Other (1)	21,026	17,825	36,585	38,304
Gross investment income	107,989	116,236	208,859	247,493
Investment expenses (2)	(18,559)	(15,205)	(40,700)	(33,434)
Net investment income	$89,430	$101,031	$168,159	214,059
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.
(2)    Investment expenses were approximately 0.30% of average invested assets for the 2021 second quarter, compared to 0.28% for the 2020 second quarter, and 0.32% for the six months ended June 30, 2021, compared to 0.32% for the 2020 period.
The lower level of net investment income for the 2021 second quarter primarily related to lower yields available in the financial market. The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 1.47% for the 2021 second quarter, compared to 1.92% for the 2020 second quarter, and 1.40% for the six months ended June 30, 2021, compared to 2.08% for the 2020 period.
Corporate Expenses.
Corporate expenses were $17.2 million for the 2021 second quarter, compared to $16.9 million for the 2020 second quarter, and $40.6 million for the six months ended June 30, 2021, compared to $35.1 million for the 2020 period. The increase in corporate expenses was primarily due to higher incentive compensation costs.
Transaction Costs and Other.
Transaction costs and other were a benefit of $1.4 million for the 2021 second quarter, compared to an expense of $1.0 million for the 2020 second quarter, and a benefit of $0.2 million for the six months ended June 30, 2021, compared to an expense of $3.6 million for the 2020 period. Amounts in the 2021 and 2020 periods are primarily related to acquisitions activity for the respective period.
Amortization of Intangible Assets.
Amortization of intangible assets for the 2021 second quarter was $14.4 million, compared to $16.5 million for the 2020

ARCH CAPITAL	55	2021 SECOND QUARTER FORM 10-Q

second quarter, and $28.8 million for the six months ended June 30, 2021, compared to $33.1 million for the 2020 period. Amounts in 2021 and 2020 primarily related to amortization of finite-lived intangible assets. See the consolidated financial statements contained in our 2020 Form 10-K for disclosures on our amortization pattern.
Interest Expense.
Interest expense was $31.4 million for the 2021 second quarter, compared to the $25.1 million for the 2020 second quarter, and $65.6 million for the six months ended June 30, 2021, compared to $50.4 million for the 2020 period.The higher level of interest expense mainly resulted from the issuance of $1.0 billion of 3.635% senior notes on June 30, 2020.
Net Realized Gains or Losses.
We recorded net realized gains of $163.4 million for the 2021 second quarter, compared to net realized gains of $385.1 million for the 2020 second quarter, and net realized gains of $264.7 million for the six months ended June 30, 2021, compared to net realized gains of $313.0 million for the 2020 period. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations.
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
Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method.
We recorded $122.2 million of equity in net income related to investment funds accounted for using the equity method in the 2021 second quarter, compared to a loss of $65.1 million for the 2020 second quarter, and $193.9 million of income for the six months ended June 30, 2021, compared to a loss of $69.3 million for the 2020 period. Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Investment funds accounted for using the equity method totaled $2.5 billion at June 30, 2021, compared to $2.0 billion at December 31, 2020. See note 7, “Investment Information—Investments Accounted For Using the Equity Method,” to our consolidated financial statements for additional information.
Net Foreign Exchange Gains or Losses.
Net foreign exchange losses for the 2021 second quarter were $17.9 million, compared to net foreign exchange losses for the 2020 second quarter of $42.4 million. Net foreign exchange gains for the six months ended June 30, 2021 were $3.6 million, compared to net foreign exchange gains for the 2020 period of $20.9 million. Amounts in both periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income (loss) before income taxes, including income (loss) from operating affiliates, resulted in an expense of 7.1% for the 2021 second quarter, compared to 8.8% for the 2020 second quarter, and 7.5% for the six months ended June 30, 2021, compared to 10.7% for the 2020 period. Such amounts exclude the results of the ‘other’ segment. Our effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
Income (loss) from operating affiliates.
We recorded $24.5 million of net income from our operating affiliates in the 2021 second quarter, compared to a loss of $3.2 million for the 2020 second quarter, and $99.9 million of income for the six months ended June 30, 2021, compared to $5.3 million for the 2020 period. Results for the 2021 period, primarily reflected our acquisition of 29.5% of the common equity in Coface, which included a one-time gain of $74.5 million. As a result of equity method accounting rules, approximately $36 million of additional gain was deferred and will generally be recognized over the next five years.
Other Segment
Through June 30, 2021, the ‘other’ segment included the results of Watford. Pursuant to GAAP, Watford was considered a variable interest entity and we concluded that we are the primary beneficiary of Watford. As such, we consolidated the results of Watford in our consolidated financial statements through June 30, 2021, although we only owned approximately 10% of Watford’s common equity. See note 11, “Variable Interest Entities and Noncontrolling Interests,” note 4, “Segment Information,” and Note 16,

ARCH CAPITAL	56	2021 SECOND QUARTER FORM 10-Q

“Subsequent Event,” to our consolidated financial statements for additional information on Watford.
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
FINANCIAL CONDITION

Investable Assets
At June 30, 2021, total investable assets held by Arch were $27.3 billion, excluding the $2.9 billion included in the ‘other’ segment (i.e., attributable to Watford).
Investable Assets Held by Arch
The following table summarizes the fair value of the investable assets held by Arch:

Investable assets (1):	Estimated Fair Value	% of Total
June 30, 2021
Fixed maturities (2)	$18,022,113	66.0
Short-term investments (2)	2,380,016	8.7
Cash	884,857	3.2
Equity securities (2)	1,633,579	6.0
Other investments (2)	1,512,317	5.5
Other investable assets (3)	500,000	1.8
Investments accounted for using the equity method	2,539,124	9.3
Securities transactions entered into but not settled at the balance sheet date	(180,592)	(0.7)
Total investable assets held by Arch	$27,291,414	100.0

Average effective duration (in years)	2.31
Average S&P/Moody’s credit ratings (4)	AA/Aa2
Embedded book yield (5)	1.45%

December 31, 2020
Fixed maturities (2)	$18,771,296	69.9
Short-term investments (2)	2,063,240	7.7
Cash	694,997	2.6
Equity securities (2)	1,436,104	5.3
Other investments (2)	1,480,347	5.5
Other investable assets (3)	500,000	1.9
Investments accounted for using the equity method	2,047,889	7.6
Securities transactions entered into but not settled at the balance sheet date	(137,578)	(0.5)
Total investable assets held by Arch	$26,856,295	100.0

Average effective duration (in years)	3.01
Average S&P/Moody’s credit ratings (4)	AA/Aa2
Embedded book yield (5)	1.56%
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
(5)Before investment expenses.
At June 30, 2021, approximately $18.5 billion, or 67.9%, of total investable assets held by Arch were internally managed, compared to $19.2 billion, or 71.4%, at December 31, 2020.

ARCH CAPITAL	57	2021 SECOND QUARTER FORM 10-Q

The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements (“Fixed Maturities”) by type:

	Estimated Fair Value	% of Total
June 30, 2021
Corporate bonds	$7,375,350	40.9
Residential mortgage backed securities	374,565	2.1
Municipal bonds	413,709	2.3
Commercial mortgage backed securities	267,574	1.5
U.S. government and government agencies	4,855,595	26.9
Non-U.S. government securities	2,308,403	12.8
Asset backed securities	2,426,917	13.5
Total	$18,022,113	100.0

December 31, 2020
Corporate bonds	$8,039,745	42.8
Residential mortgage backed securities	616,619	3.3
Municipal bonds	492,734	2.6
Commercial mortgage backed securities	390,990	2.1
U.S. government and government agencies	5,354,863	28.5
Non-U.S. government securities	2,310,157	12.3
Asset backed securities	1,566,188	8.3
Total	$18,771,296	100.0
The following table provides the credit quality distribution of our Fixed Maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
June 30, 2021
U.S. government and gov’t agencies (1)	$5,221,296	29.0
AAA	3,432,285	19.0
AA	2,004,442	11.1
A	3,268,661	18.1
BBB	2,896,453	16.1
BB	544,730	3.0
B	330,639	1.8
Lower than B	48,230	0.3
Not rated	275,377	1.5
Total	$18,022,113	100.0

December 31, 2020
U.S. government and gov’t agencies (1)	$5,963,758	31.8
AAA	3,117,046	16.6
AA	2,063,738	11.0
A	3,760,280	20.0
BBB	2,699,201	14.4
BB	574,189	3.1
B	268,095	1.4
Lower than B	54,795	0.3
Not rated	270,194	1.4
Total	$18,771,296	100.0
(1)Includes U.S. government-sponsored agency residential mortgage-backed securities and agency commercial mortgage-backed securities.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
June 30, 2021
0-10%	$7,387,667	$(68,781)	92.0
10-20%	28,039	(4,166)	5.6
20-30%	1,999	(553)	0.7
Greater than 30%	1,326	(1,239)	1.7
Total	$7,419,031	$(74,739)	100.0

December 31, 2020
0-10%	$3,583,981	$(55,542)	79.4
10-20%	95,495	(12,183)	17.4
20-30%	1,061	(406)	0.6
Greater than 30%	1,249	(1,785)	2.6
Total	$3,681,786	$(69,916)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at June 30, 2021, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
Bank of America Corporation	$373,742	A-/A2
JPMorgan Chase & Co.	372,381	A-/A2
Citigroup Inc.	288,574	BBB+/A3
Morgan Stanley	253,549	BBB+/A1
Wells Fargo & Company	247,222	BBB+/A2
The Goldman Sachs Group, Inc.	185,647	BBB+/A2
Nestlé S.A.	129,191	AA-/Aa3
Amazon.com, Inc.	118,047	AA/A1
Nippon Telegraph and Telephone Corporation	95,958	A/A1
AT&T Inc.	92,795	BBB/Baa2
Total	$2,157,106
(1)Average credit ratings as assigned by S&P and Moody’s, respectively.

ARCH CAPITAL	58	2021 SECOND QUARTER FORM 10-Q

The following table provides information on our structured securities, which includes residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
Jun 30, 2021
RMBS	$336,784	$14,716	$23,065	$374,565
CMBS	28,917	213,655	25,002	267,574
ABS	—	2,206,453	220,464	2,426,917
Total	$365,701	$2,434,824	$268,531	$3,069,056

Dec 31, 2020
RMBS	$584,499	$4,102	$28,018	$616,619
CMBS	24,396	342,491	24,103	390,990
ABS	—	1,403,137	163,051	1,566,188
Total	$608,895	$1,749,730	$215,172	$2,573,797
The following table summarizes our equity securities, which include investments in exchange traded funds:

	June 30, 2021	December 31, 2020
Equities (1)	$864,688	$676,437
Exchange traded funds
Fixed income (2)	304,723	341,139
Equity and other (3)	464,168	418,528
Total	$1,633,579	$1,436,104
(1)Primarily in consumer non-cyclical, consumer cyclical, technology, communications and financial stocks at June 30, 2021.
(2)Primarily in corporate, MBS and municipal strategies at June 30, 2021.
(3)Primarily in utilities, large cap stocks and foreign equities at June 30, 2021.

The following table summarizes our other investments and other investable assets:

	June 30, 2021	December 31, 2020
Lending	$638,786	$572,636
Term loan investments	474,859	380,193
Energy	84,891	65,813
Credit related funds	73,171	90,780
Investment grade fixed income	110,375	138,646
Infrastructure	32,109	165,516
Private equity	70,878	48,750
Real estate	27,248	18,013
Total fair value option	$1,512,317	$1,480,347

Other investable assets	$500,000	$500,000

Total other investments	$2,012,317	$1,980,347
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
The following table summarizes investable assets in the ‘other’ segment:

	June 30, 2021	December 31, 2020
Investments accounted for using the fair value option:
Other investments	$858,155	$851,538
Fixed maturities	578,280	455,163
Short-term investments	478,711	418,690
Equity securities	69,773	64,994
Total	1,984,919	1,790,385
Fixed maturities available for sale, at fair value	625,422	613,503
Equity securities, at fair value	97,623	52,410
Cash	349,202	211,451
Securities sold but not yet purchased	(28,068)	(21,679)
Securities transactions entered into but not settled at the balance sheet date	(97,055)	11,542
Total investable assets included in ‘other’ segment	$2,932,043	$2,657,612

ARCH CAPITAL	59	2021 SECOND QUARTER FORM 10-Q

Reinsurance
The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses (“LAE”) with unaffiliated reinsurers were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Premiums written:
Direct	$1,909,893	$1,485,627	$3,802,138	$3,174,425
Assumed	1,376,398	832,065	2,881,359	1,976,097
Ceded	(886,767)	(649,381)	(1,775,516)	(1,344,965)
Net	$2,399,524	$1,668,311	$4,907,981	$3,805,557

Premiums earned:
Direct	$1,795,899	$1,559,222	$3,508,824	$3,105,047
Assumed	1,091,968	746,188	2,039,582	1,507,262
Ceded	(766,958)	(640,056)	(1,479,075)	(1,202,511)
Net	$2,120,909	$1,665,354	$4,069,331	$3,409,798

Losses and LAE:
Direct	$1,046,579	$1,162,958	$2,032,512	$2,148,041
Assumed	554,256	508,108	1,221,567	1,053,977
Ceded	(441,004)	(440,544)	(891,148)	(856,077)
Net	$1,159,831	$1,230,522	$2,362,931	$2,345,941
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
The following table summarizes the respective coverages and retentions at June 30, 2021:

		June 30, 2021
	Initial Coverage at Issuance	Current Coverage	Remaining Retention, Net
Bellemeade 2017-1 Ltd. (1)	$368,114	$145,573	$125,297
Bellemeade 2018-1 Ltd. (2)	374,460	250,095	123,173
Bellemeade 2018-3 Ltd. (3)	506,110	302,563	126,127
Bellemeade 2019-1 Ltd. (4)	341,790	219,256	102,017
Bellemeade 2019-2 Ltd. (5)	621,022	398,316	156,718
Bellemeade 2019-3 Ltd. (6)	700,920	528,084	176,565
Bellemeade 2019-4 Ltd. (7)	577,267	468,737	113,415
Bellemeade 2020-1 Ltd. (8)	528,540	18,843	747,799
Bellemeade 2020-2 Ltd. (9)	449,167	328,375	232,481
Bellemeade 2020-3 Ltd. (10)	451,816	451,816	163,905
Bellemeade 2020-4 Ltd. (11)	337,013	281,750	138,183
Bellemeade 2021-1 Ltd. (12)	643,577	643,577	166,199
Bellemeade 2021-2 Ltd. (13)	616,017	616,017	152,734
Total	$6,515,813	$4,653,002	$2,524,613
(1)    Issued in October 2017, covering in-force policies issued between January 1, 2017 and June 30, 2017.
(2)    Issued in April 2018, covering in-force policies issued between July 1, 2017 and December 31, 2017.
(3)    Issued in October 2018, covering in-force policies issued between January 1, 2018 and June 30, 2018.
(4)    Issued in March 2019, covering in-force policies primarily issued between 2005-2008 under United Guaranty Residential Insurance Company (“UGRIC”); as well as policies issued through 2015 under both UGRIC and Arch Mortgage Insurance Company.
(5)    Issued in April 2019, covering in-force policies issued between July 1, 2018 and December 31, 2018.
(6)    Issued in July 2019, covering in-force policies issued in 2016.
(7)    Issued in October 2019, covering in-force policies issued between January 1, 2019 and June 30, 2019.
(8)     Issued in June 2020, covering in-force policies issued between July 1, 2019 and December 31, 2019. $450 million was directly funded by Bellemeade 2020-1 Ltd. with an additional $79 million of capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(9)    Issued in September 2020, covering in-force policies issued between January 1, 2020 and May 31, 2020. $423 million was directly funded by Bellemeade 2020-2 Ltd. with an additional $26 million of capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(10)    Issued in November 2020, covering in-force policies issued between June 1, 2020 and August 31, 2020. $418 million was directly funded by Bellemeade 2020-3 Ltd. with an additional $34 million of capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(11) Issued in December 2020, covering in-force policies issued between July 1, 2019 and December 31, 2019. $321 million was directly funded by Bellemeade 2020-4 Ltd. with an additional $16 million of capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(12) Issued in March 2021, covering in-force policies issued between September 1, 2020 and November 30, 2020. $580 million was directly funded by Bellemeade Re 2021-1 Ltd. with an additional $64 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(13) Issued in June 2021, covering in-force policies issued between December 1, 2020 and March 31, 2021. $523 million was directly funded by Bellemeade Re 2021-2 Ltd. via insurance-linked notes, with an additional $93 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.

ARCH CAPITAL	60	2021 SECOND QUARTER FORM 10-Q

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
At June 30, 2021 and December 31, 2020, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	June 30, 2021	December 31, 2020
Insurance segment:
Case reserves	$2,100,109	$2,051,640
IBNR reserves	4,117,169	3,889,823
Total net reserves	6,217,278	5,941,463
Reinsurance segment:
Case reserves	1,523,486	1,560,523
Additional case reserves	432,516	280,472
IBNR reserves	2,435,575	2,253,953
Total net reserves	4,391,577	4,094,948
Mortgage segment:
Case reserves	704,314	631,921
IBNR reserves	266,690	271,702
Total net reserves	971,004	903,623
Other segment:
Case reserves	682,341	566,587
Additional case reserves	47,774	32,321
IBNR reserves	740,654	660,132
Total net reserves	1,470,769	1,259,040
Total:
Case reserves	5,010,250	4,810,671
Additional case reserves	480,290	312,793
IBNR reserves	7,560,088	7,075,610
Total net reserves	$13,050,628	$12,199,074
At June 30, 2021 and December 31, 2020, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2021	December 31, 2020
Insurance segment:
Professional lines (1)	$1,516,878	$1,482,820
Construction and national accounts	1,470,201	1,395,067
Excess and surplus casualty (2)	859,662	816,495
Programs	748,015	699,354
Property, energy, marine and aviation	500,880	517,692
Travel, accident and health	96,345	98,910
Lenders products	64,560	48,946
Other (3)	960,737	882,179
Total net reserves	$6,217,278	$5,941,463
(1)Includes professional liability, executive assurance and healthcare business.
(2)Includes casualty and contract binding business.
(3)Includes alternative markets, excess workers’ compensation and surety business.
At June 30, 2021 and December 31, 2020, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2021	December 31, 2020
Reinsurance segment:
Casualty (1)	$2,024,591	$1,995,849
Other specialty (2)	955,770	917,178
Property excluding property catastrophe	668,339	594,033
Marine and aviation	215,345	204,205
Property catastrophe	410,034	268,858
Other (3)	117,498	114,825
Total net reserves	$4,391,577	$4,094,948
(1)Includes executive assurance, professional liability, workers’ compensation, excess motor, healthcare and other.
(2)Includes non-excess motor, surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and other.
(3)Includes life, casualty clash and other.
At June 30, 2021 and December 31, 2020, the mortgage segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2021	December 31, 2020
U.S. primary mortgage insurance (1)	$713,135	$649,748
Other	257,869	253,875
Total net reserves	$971,004	$903,623
(1)    At June 30, 2021, 28.0% represents policy years 2011 and prior and the remainder from later policy years. At December 31, 2020, 28.3% of total net reserves represent policy years 2011 and prior and the remainder from later policy years.

ARCH CAPITAL	61	2021 SECOND QUARTER FORM 10-Q

Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at June 30, 2021 and December 31, 2020:

(U.S. Dollars in millions)	June 30, 2021		December 31, 2020
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$277,887	65.8	$280,579	66.2
Mortgage reinsurance	32,666	7.7	31,220	7.4
Other (2)	111,884	26.5	111,740	26.4
Total	$422,437	100.0	$423,539	100.0

Risk In Force (RIF) (3):
U.S. primary mortgage insurance	$69,587	90.3	$70,522	90.5
Mortgage reinsurance	2,245	2.9	2,226	2.9
Other (2)	5,188	6.7	5,146	6.6
Total	$77,020	100.0	$77,894	100.0
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
The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at June 30, 2021:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2011 and prior	$12,591	4.5	$2,839	4.1	9.75%
2012	2,261	0.8	587	0.8	3.00%
2013	5,635	2.0	1,563	2.2	2.95%
2014	6,288	2.3	1,729	2.5	3.52%
2015	11,208	4.0	3,017	4.3	3.19%
2016	18,500	6.7	4,958	7.1	4.11%
2017	17,577	6.3	4,574	6.6	4.87%
2018	19,044	6.9	4,827	6.9	6.25%
2019	34,944	12.6	8,727	12.5	4.02%
2020	95,419	34.3	23,316	33.5	0.88%
2021	54,420	19.6	13,450	19.3	0.10%
Total	$277,887	100.0	$69,587	100.0	3.11%
(1)Represents the ending percentage of loans in default.
The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2020:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2011 and prior	$14,588	5.2	$3,327	4.7	11.36%
2012	3,651	1.3	992	1.4	2.98%
2013	7,546	2.7	2,107	3.0	3.30%
2014	8,261	2.9	2,273	3.2	4.06%
2015	15,032	5.4	4,048	5.7	3.72%
2016	24,958	8.9	6,648	9.4	4.77%
2017	24,748	8.8	6,413	9.1	5.52%
2018	27,304	9.7	6,918	9.8	6.76%
2019	48,304	17.2	12,001	17.0	4.61%
2020	106,187	37.8	25,795	36.6	0.76%
Total	$280,579	100.0	$70,522	100.0	4.19%
(1)Represents the ending percentage of loans in default.
The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at June 30, 2021 and December 31, 2020:

(U.S. Dollars in millions)	June 30, 2021		December 31, 2020
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$41,156	59.1	$40,774	57.8
680-739	23,663	34.0	24,498	34.7
620-679	4,401	6.3	4,837	6.9
<620	367	0.5	413	0.6
Total	$69,587	100.0	$70,522	100.0
Weighted average FICO score	745		743

Loan-to-value (LTV):
95.01% and above	$7,975	11.5	$8,643	12.3
90.01% to 95.00%	37,619	54.1	37,877	53.7
85.01% to 90.00%	19,784	28.4	20,013	28.4
85.00% and below	4,209	6.0	3,989	5.7
Total	$69,587	100.0	$70,522	100.0
Weighted average LTV	92.8%		92.8%

Total RIF, net of external reinsurance	$55,557		$56,658

ARCH CAPITAL	62	2021 SECOND QUARTER FORM 10-Q

(U.S. Dollars in millions)	June 30, 2021		December 31, 2020
	Amount	%	Amount	%
Total RIF by State:
Texas	$5,560	8.0	$5,636	8.0
California	5,324	7.7	5,261	7.5
Florida	3,367	4.8	3,632	5.2
Minnesota	2,973	4.3	2,520	3.6
North Carolina	2,924	4.2	2,622	3.7
Georgia	2,886	4.1	2,959	4.2
Illinois	2,832	4.1	2,762	3.9
Massachusetts	2,459	3.5	2,464	3.5
Virginia	2,372	3.4	2,526	3.6
Ohio	2,229	3.2	2,264	3.2
Other	36,661	52.7	37,876	53.7
Total	$69,587	100.0	$70,522	100.0
The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics:

(U.S. Dollars in thousands, except policy, loan and claim count)	Six Months Ended
	June 30,
	2021	2020
Roll-forward of insured loans in default:
Beginning delinquent number of loans	52,234	20,163
New notices	18,415	67,793
Cures	(32,924)	(22,205)
Paid claims	(406)	(1,084)
Ending delinquent number of loans (1)	37,319	64,667

Ending number of policies in force (1)	1,199,918	1,259,328

Delinquency rate (1)	3.11%	5.14%

Losses:
Number of claims paid	406	1,084
Total paid claims	$15,297	$46,139
Average per claim	$37.7	$42.6
Severity (2)	81.0%	94.3%
Average case reserve per default (in thousands)	$19.5	$6.9
(1)Includes first lien primary and pool policies.
(2)Represents total paid claims divided by RIF of loans for which claims were paid.
The risk to capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 8.5 to 1 at June 30, 2021, compared to 9.3 to 1 at December 31, 2020.
Shareholders’ Equity and Book Value per Share
The following table presents the calculation of book value per share:

(U.S. dollars in thousands, except share data)	June 30, 2021	December 31, 2020
Total shareholders’ equity available to Arch	$13,986,072	$13,105,886
Less preferred shareholders’ equity	1,280,000	780,000
Common shareholders’ equity available to Arch	$12,706,072	$12,325,886
Common shares and common share equivalents outstanding, net of treasury shares (1)	396,771,251	406,720,642
Book value per share	$32.02	$30.31
(1)Excludes the effects of 17,717,327 and 17,839,333 stock options and 759,926 and 1,153,784 restricted stock units outstanding at June 30, 2021 and December 31, 2020, respectively.

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
For the six months ended June 30, 2021, Arch Capital received dividends of $563.7 million from Arch Re Bermuda, our Bermuda-based reinsurer and insurer, which can pay approximately $3.2 billion to Arch Capital during the remainder of 2021 without providing an affidavit to the Bermuda Monetary Authority (“BMA”).
In June 2021, Arch Capital completed a $500.0 million underwritten public offering of 20.0 million depositary shares, each of which represents a 1/1,000th interest in a share of its 4.550% Non-Cumulative Preferred Shares. See note 2, “Share Transactions.”

ARCH CAPITAL	63	2021 SECOND QUARTER FORM 10-Q

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

	Six Months Ended
	June 30,
	2021	2020
Total cash provided by (used for):
Operating activities	$1,565,718	$1,234,383
Investing activities	(1,174,033)	(1,888,221)
Financing activities	8,352	824,990
Effects of exchange rate changes on foreign currency cash	(9,868)	(15,384)
Increase (decrease) in cash and restricted cash	$390,169	$155,768

•Cash provided by operating activities for the six months ended June 30, 2021 reflected a higher level of premiums collected than in the 2020 period.
•Cash used for investing activities for the six months ended June 30, 2021 was lower than in the 2020 period. Activity for the six months ended June 30, 2021 reflected our $546.3 million purchase of a 29.5% interest in Coface, while the 2020 period reflected a higher level of securities purchased, and the investing of proceeds from our issuance of the senior notes.
•Cash used for financing activities for the six months ended June 30, 2021 was lower than cash used in the 2020 period, reflecting $485.8 million inflow from issuance of preferred shares and $485.3 million of repurchases under our share repurchase program. Activity for the 2020 period primarily reflected the issuance of $1.0 billion of our senior notes and $75.5 million of repurchases under our share repurchase program.
CAPITAL RESOURCES

This section does not include information specific to Watford. We do not guarantee or provide credit support for Watford, and our financial exposure to Watford is limited to our investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions with Watford.
The following table provides an analysis of our capital structure:

(U.S. dollars in thousands, except share data)	Jun 30, 2021	Dec 31, 2020
Senior notes	$2,723,903	$2,723,423

Shareholders’ equity available to Arch:
Series E non-cumulative preferred shares	$450,000	$450,000
Series F non-cumulative preferred shares	330,000	330,000
Series G non-cumulative preferred shares	500,000	—
Common shareholders’ equity	12,706,072	12,325,886
Total	$13,986,072	$13,105,886

Total capital available to Arch	$16,709,975	$15,829,309

Debt to total capital (%)	16.3	17.2
Preferred to total capital (%)	7.7	4.9
Debt and preferred to total capital (%)	24.0	22.1
Arch MI U.S. is required to maintain compliance with the GSEs requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements as of June 30, 2021 with an estimated PMIER sufficiency ratio of 196%, compared to 173% at December 31, 2020.
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

ARCH CAPITAL	64	2021 SECOND QUARTER FORM 10-Q

2018. In 2019, certain reinsurance agreements between our insurance subsidiaries and Arch Re Bermuda were reinstated.
GUARANTOR INFORMATION

The below table provides a description of our senior notes payable at June 30, 2021, excluding amounts attributable to the ‘other’ segment (i.e., Watford):

	Interest	Principal	Carrying
Issuer/Due	(Fixed)	Amount	Amount
Arch Capital:
May 1, 2034	7.350%	$300,000	$297,426
June 30, 2050	3.635%	1,000,000	988,609
Arch-U.S.:
Nov. 1, 2043 (1)	5.144%	500,000	495,003
Arch Finance:
Dec. 15, 2026 (1)	4.011%	500,000	497,420
Dec. 15, 2046 (1)	5.031%	450,000	445,445
Total		$2,750,000	$2,723,903
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

The following tables present condensed financial information for Arch Capital (parent guarantor) and Arch-U.S. (subsidiary issuer):

	June 30, 2021		December 31, 2020
	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.
Assets
Total investments	$508	$373,784	$172	$396,547
Cash	15,239	27,434	18,932	11,368
Investment in operating affiliates	7,294	—	7,731	—
Due from subsidiaries and affiliates	—	225,006	—	201,515
Other assets	15,244	27,568	10,659	34,405
Total assets	$38,285	$653,792	$37,494	$643,835

Liabilities
Senior notes	1,286,035	495,003	1,285,867	494,944
Due to subsidiaries and affiliates	—	551,760	—	586,805
Other liabilities	20,172	42,582	23,270	41,876
Total liabilities	$1,306,207	$1,089,345	$1,309,137	$1,123,625

Non-cumulative preferred shares	$1,280,000	—	$780,000	—

ARCH CAPITAL	65	2021 SECOND QUARTER FORM 10-Q

	Six Months Ended		Year Ended
	June 30, 2021		December 31, 2020
	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.

Revenues
Net investment income	$796	$5,007	$53	$18,084
Net realized gains (losses)	—	70,522	(2,110)	26,096
Equity in net income (loss) of investments accounted for using the equity method	—	10,678	—	2,507
Total revenues	796	86,207	(2,057)	46,687

Expenses
Corporate expenses	37,021	3,007	65,566	7,227
Interest expense	29,369	23,567	40,445	47,566
Net foreign exchange (gains) losses	6	—	3	—
Total expenses	66,396	26,574	106,014	54,793

Income (loss) before income taxes and income (loss) from operating affiliates	(65,600)	59,633	(108,071)	(8,106)
Income tax (expense) benefit	—	(14,731)	—	2,689
Income (loss) from operating affiliates	(317)	—	(437)	—
Net income available to Arch	(65,917)	44,902	(108,508)	(5,417)
Preferred dividends	(22,069)	—	(41,612)	—
Net income available to Arch common shareholders	$(87,986)	$44,902	$(150,120)	$(5,417)

SHARE REPURCHASE PROGRAM

The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. For the six months ended June 30, 2021, Arch Capital repurchased 13.1 million shares under the share repurchase program with an aggregate purchase price of $485.3 million. Since the inception of the share repurchase program through June 30, 2021, Arch Capital has repurchased 402.3 million common shares for an aggregate purchase price of $4.54 billion. At June 30, 2021, approximately $431.2 million of share repurchases were available under the program, which may be effected from time to time in open market or privately negotiated transactions through December 31, 2021. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.
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
Based on in-force exposure estimated as of July 1, 2021, our modeled peak zone catastrophe exposure was a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $676 million, followed by windstorms affecting the Florida Tri-County and the Gulf of Mexico regions with net probable maximum pre-tax losses of $669 and $662 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and

ARCH CAPITAL	66	2021 SECOND QUARTER FORM 10-Q

hurricanes. As of July 1, 2021, our modeled peak zone earthquake exposure (San Francisco earthquake) represented approximately 75% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (UK windstorm) was substantially less than both our peak zone windstorm and earthquake exposures.
Effective July 1, 2021, our insurance operations had in effect a reinsurance program which provided coverage for certain property-catastrophe related losses equal to $279 million in excess of various retentions per occurrence.
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
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of tangible shareholders’ equity available to Arch. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of July 1, 2021, our modeled RDS loss was approximately 6% of tangible shareholders’ equity available to Arch.
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
MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of June 30, 2021. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. We have not included Watford in the following analyses as we do not guarantee or provide credit support for Watford, and our financial exposure to Watford is limited to our investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions.
An analysis of material changes in market risk exposures at June 30, 2021 that affect the quantitative and qualitative disclosures presented in our 2020 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:
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

ARCH CAPITAL	67	2021 SECOND QUARTER FORM 10-Q

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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	—	+50	+100
Jun 30, 2021
Total fair value	$25.83	$25.45	$25.08	$24.70	$24.33
Change from base	3.0%	1.5%		(1.5)%	(3.0)%
Change in unrealized value	$0.75	$0.38		$(0.38)	$(0.75)

Dec 31, 2020
Total fair value	$25.82	$25.44	$25.07	$24.69	$24.31
Change from base	3.0%	1.5%		(1.5)%	(3.0)%
Change in unrealized value	$0.75	$0.38		$(0.38)	$(0.75)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Credit Spread Shift in Percentage Points
	-100	-50	—	+50	+100
Jun 30, 2021
Total fair value	$25.55	$25.33	$25.08	$24.83	$24.60
Change from base	1.9%	1.0%		(1.0)%	(1.9)%
Change in unrealized value	$0.48	$0.25		$(0.25)	$(0.48)

Dec 31, 2020
Total fair value	$25.54	$25.32	$25.07	$24.82	$24.59
Change from base	1.9%	1.0%		(1.0)%	(1.9)%
Change in unrealized value	$0.48	$0.25		$(0.25)	$(0.48)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR measures the worst expected loss under normal market conditions over a specific time interval at a given confidence level. The 1-year 95th percentile parametric VaR reported herein estimates that 95% of the time, the portfolio loss in a one-year horizon would be less than or equal to the calculated number, stated as a percentage of the measured portfolio’s initial value. The VaR is a variance-covariance based estimate, based on linear sensitivities of a portfolio to a broad set of systematic market risk factors and idiosyncratic risk factors mapped to the portfolio exposures. The relationships between the risk factors are estimated using historical data, and the most recent data points are generally given more weight. As of June 30, 2021, our portfolio’s VaR was estimated to be 6.1% compared to an estimated 4.3% at December 31, 2020. In periods where the volatility of the risk factors mapped to our portfolio’s exposures is higher due to market conditions, the resulting VaR is higher than in other periods.
Equity Securities. At June 30, 2021 and December 31, 2020, the fair value of our investments in equity securities (excluding securities included in Fixed Income Securities above) totaled $1.3 billion and $1.1 billion, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $132.9 million and $109.5 million at June 30, 2021 and December 31, 2020, respectively, and would have decreased book value per share by approximately $0.33 and $0.27, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $132.9 million and $109.5 million at June 30, 2021 and December 31, 2020, respectively, and would have increased book value per share by approximately $0.33 and $0.27, respectively.
Investment-Related Derivatives. At June 30, 2021, the notional value of all derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $7.5 billion, compared to $8.6 billion at December 31, 2020. If the underlying exposure of each investment-related derivative held at June 30, 2021 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $75.0 million, and a decrease in book value per share of approximately $0.19 per share, compared to $85.7 million and $0.21 per share, respectively, on investment-related derivatives held at December 31, 2020. If the underlying exposure of each investment-related derivative held at June 30, 2021 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $75.0 million, and an increase in book value per share of approximately $0.19 per share, compared to $85.7 million and $0.21 per share, respectively, on

ARCH CAPITAL	68	2021 SECOND QUARTER FORM 10-Q

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
The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	June 30, 2021	December 31, 2020
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(11,717)	$(309,968)
Shareholders’ equity denominated in foreign currencies (1)	808,505	695,355
Net foreign currency forward contracts outstanding (2)	456,727	1,108,161
Net exposures denominated in foreign currencies	$1,253,515	$1,493,548

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(125,352)	$(149,355)
Book value per share	$(0.32)	$(0.37)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$125,352	$149,355
Book value per share	$0.32	$0.37
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
OTHER FINANCIAL INFORMATION

The consolidated financial statements as of June 30, 2021 have been reviewed by PricewaterhouseCoopers LLP, the registrant's independent public accountants, whose report is included as an exhibit to this filing. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information appearing above under the subheading “Market Sensitive Instruments and Risk Management” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which information is hereby incorporated by reference.

ARCH CAPITAL	69	2021 SECOND QUARTER FORM 10-Q

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
Changes in Internal Controls Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19. We are continually monitoring and assessing COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of June 30, 2021, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ARCH CAPITAL	70	2021 SECOND QUARTER FORM 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of common shares for the 2021 second quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
4/1/2021-4/30/2021	25,531	$39.91	—	$737,262
5/1/2021-5/31/2021	2,739,667	39.99	2,604,338	$633,077
6/1/2021-6/30/2021	5,205,413	38.81	5,201,117	$431,213
Total	7,970,611	$39.22	7,805,455
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
(2)Remaining amount available at June 30, 2021 under Arch Capital’s share repurchase authorization, under which repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2021 second quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, which consisted of tax consulting services, tax compliance services and other accounting consulting services.

ARCH CAPITAL	71	2021 SECOND QUARTER FORM 10-Q

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
1.01	Purchase Agreement dated as of June 2, 2021 among the Company and BofA Securities, Inc., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein.	8-K	1.01	6/3/2021
4.1	Certificate of Designations of 4.550% Non-Cumulative Preferred Shares, Series G	8-K	4.1	6/11/2021
4.2	Form of Share Certificate evidencing 4.550% Non-Cumulative Preferred Share, Series G	8-K	4.2	6/11/2021
4.3	Deposit Agreement, dated June 11, 2021, between Arch Capital Group Ltd., American Stock Transfer & Trust Company, LLC and the holders from time to time of the depositary receipts.	8-K	4.3	6/11/2021
4.4	Form of Depositary Receipt	8-K	4.4	6/11/2021
10.1	Employment Agreement, dated as of May 7, 2021, between ACGL and Christine Todd				X
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ARCH CAPITAL	72	2021 SECOND QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Marc Grandisson
Date: August 5, 2021	Marc Grandisson
Chief Executive Officer (Principal Executive Officer)

/s/ François Morin
Date: August 5, 2021	François Morin
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer

ARCH CAPITAL	73	2021 SECOND QUARTER FORM 10-Q