Form 10-Q
period 2021-09-30
ARCH CAPITAL GROUP LTD.
filed 2021-11-04
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number:  001-16209

ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda				98-0374481
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road,	Pembroke	HM 08,	Bermuda	(441)	278-9250
(Address of principal executive offices)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common shares, $0.0011 par value per share	ACGL	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 5.45% Series F preferred share	ACGLO	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 4.55% Series G preferred share	ACGLN	NASDAQ	Stock Market
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of November 1, 2021, there were 386,133,743 common shares, $0.0011 par value per share, of the registrant outstanding.

ARCH CAPITAL GROUP LTD.

ARCH CAPITAL	1	2021 THIRD QUARTER FORM 10-Q

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
•the effect of climate change on our business;
•the effect of contagious disease (including COVID-19) on our business;
•acts of terrorism, political unrest and other hostilities or other unforecasted and unpredictable events;

ARCH CAPITAL	2	2021 THIRD QUARTER FORM 10-Q

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

ARCH CAPITAL	3	2021 THIRD QUARTER FORM 10-Q

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCH CAPITAL	4	2021 THIRD QUARTER FORM 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arch Capital Group Ltd.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of September 30, 2021, and the related consolidated statements of income, comprehensive income, and changes in shareholders’ equity for the three-month and nine-month periods ended September 30, 2021 and 2020, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2021 and 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

New York, NY
November 4, 2021

ARCH CAPITAL	5	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	(Unaudited)
	September 30, 2021	December 31, 2020
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $16,629,621 and $18,143,305; net of allowance for credit losses: $2,111 and $2,397 )	$16,768,363	$18,717,825
Short-term investments available for sale, at fair value (amortized cost: $3,070,120 and $1,924,292; net of allowance for credit losses: $0 and $0)	3,069,965	1,924,922
Collateral received under securities lending, at fair value (amortized cost: $— and $301,089)	—	301,096
Equity securities, at fair value	1,790,640	1,444,830
Other investments (portion measured at fair value: $2,043,970 and $3,824,796)	2,043,970	4,324,796
Investments accounted for using the equity method	2,741,293	2,047,889
Total investments	26,414,231	28,761,358

Cash	1,137,721	906,448
Accrued investment income	75,832	103,299
Securities pledged under securities lending, at fair value (amortized cost: $— and $294,493)	—	294,912
Investment in operating affiliates	1,111,825	129,291
Premiums receivable (net of allowance for credit losses: $38,715 and $37,781)	2,807,720	2,064,586
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (net of allowance for credit losses: $12,831 and $11,636)	5,358,852	4,500,802
Contractholder receivables (net of allowance for credit losses: $3,484 and $8,638)	1,824,990	1,986,924
Ceded unearned premiums	1,824,910	1,234,075
Deferred acquisition costs	893,665	790,708
Receivable for securities sold	84,019	92,743
Goodwill and intangible assets	963,322	692,863
Other assets	2,286,649	1,724,288
Total assets	$44,783,736	$43,282,297

Liabilities
Reserve for losses and loss adjustment expenses	$17,331,047	$16,513,929
Unearned premiums	6,165,114	4,838,965
Reinsurance balances payable	1,403,929	683,263
Contractholder payables	1,828,474	1,995,562
Collateral held for insured obligations	254,259	215,581
Senior notes	2,724,149	2,861,113
Revolving credit agreement borrowings	—	155,687
Securities lending payable	—	301,089
Payable for securities purchased	357,531	218,779
Other liabilities	1,321,470	1,510,888
Total liabilities	31,385,973	29,294,856

Commitments and Contingencies
Redeemable noncontrolling interests	10,237	58,548

Shareholders' Equity
Non-cumulative preferred shares	830,000	780,000
Common shares ($0.0011 par, shares issued: 582,908,723 and 579,000,841)	648	643
Additional paid-in capital	2,061,906	1,977,794
Retained earnings	13,842,787	12,362,463
Accumulated other comprehensive income (loss), net of deferred income tax	49,184	488,895
Common shares held in treasury, at cost (shares: 195,650,971 and 172,280,199)	(3,396,999)	(2,503,909)
Total shareholders' equity available to Arch	13,387,526	13,105,886
Non-redeemable noncontrolling interests	—	823,007
Total shareholders' equity	13,387,526	13,928,893
Total liabilities, noncontrolling interests and shareholders' equity	$44,783,736	$43,282,297
See Notes to Consolidated Financial Statements

ARCH CAPITAL	6	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Net premiums earned	$1,929,337	$1,771,092	5,998,668	5,180,890
Net investment income	88,195	128,512	298,664	405,150
Net realized gains (losses)	(25,040)	280,499	320,328	470,127
Other underwriting income	7,274	5,413	18,913	18,932
Equity in net income (loss) of investment funds accounted for using the equity method	105,398	126,735	299,270	57,407
Other income (loss)	(3,960)	—	1,151	65
Total revenues	2,101,204	2,312,251	6,936,994	6,132,571

Expenses
Losses and loss adjustment expenses	1,226,019	1,216,273	3,588,950	3,562,214
Acquisition expenses	306,015	247,942	945,639	750,014
Other operating expenses	230,832	215,686	736,808	659,479
Corporate expenses	19,672	17,937	61,007	56,653
Amortization of intangible assets	20,135	16,715	49,823	49,835
Interest expense	33,176	41,343	107,222	105,037
Net foreign exchange (gains) losses	(36,078)	44,885	(38,366)	11,425
Total expenses	1,799,771	1,800,781	5,451,083	5,194,657

Income (loss) before income taxes and income (loss) from operating affiliates	301,433	511,470	1,485,911	937,914
Income tax expense	(4,137)	(23,707)	(94,176)	(77,779)
Income (loss) from operating affiliates	124,119	919	224,052	6,262
Net income (loss)	$421,415	$488,682	$1,615,787	$866,397
Net (income) loss attributable to noncontrolling interests	(1,473)	(69,643)	(82,203)	(4,420)
Net income (loss) available to Arch	419,942	419,039	1,533,584	861,977
Preferred dividends	(16,090)	(10,403)	(38,159)	(31,209)
Loss on redemption of preferred shares	(15,101)	—	(15,101)	—
Net income (loss) available to Arch common shareholders	$388,751	$408,636	$1,480,324	$830,768

Net income per common share and common share equivalent
Basic	$1.00	$1.01	$3.74	$2.06
Diluted	$0.98	$1.00	$3.66	$2.02

Weighted average common shares and common share equivalents outstanding
Basic	389,274,220	402,850,485	395,899,591	403,081,266
Diluted	397,903,347	409,194,657	404,260,485	410,314,897

See Notes to Consolidated Financial Statements

ARCH CAPITAL	7	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Comprehensive Income
Net income (loss)	$421,415	$488,682	$1,615,787	$866,397
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	(95,923)	110,782	(279,102)	546,291
Reclassification of net realized (gains) losses, included in net income (loss)	(62,654)	(79,803)	(120,504)	(368,423)
Foreign currency translation adjustments	(31,710)	16,709	(54,089)	(5,729)
Comprehensive income (loss)	231,128	536,370	1,162,092	1,038,536
Net (income) loss attributable to noncontrolling interests	(1,473)	(69,643)	(82,203)	(4,420)
Other comprehensive (income) loss attributable to noncontrolling interests	9,423	(10,820)	13,983	2,127
Comprehensive income (loss) available to Arch	$239,078	$455,907	$1,093,872	$1,036,243

See Notes to Consolidated Financial Statements

ARCH CAPITAL	8	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Non-cumulative preferred shares
Balance at beginning of period	$1,280,000	$780,000	$780,000	$780,000
Preferred shares issued	—	—	500,000	—
Preferred shares redeemed	(450,000)	—	(450,000)	—
Balance at beginning and end of period	$830,000	$780,000	$830,000	$780,000

Common shares
Balance at beginning of period	647	642	643	638
Common shares issued, net	1	—	5	4
Balance at end of period	648	642	648	642

Additional paid-in capital
Balance at beginning of period	2,028,919	1,935,514	1,977,794	1,889,683
Amortization of share-based compensation	14,216	14,662	71,279	55,872
Issue costs on preferred shares	—	—	(14,179)	—
Reversal of issue costs on preferred shares redeemed	15,101	—	15,101	—
Other changes	3,670	606	11,911	5,227
Balance at end of period	2,061,906	1,950,782	2,061,906	1,950,782

Retained earnings
Balance at beginning of period	13,454,036	11,420,686	12,362,463	11,021,006
Cumulative effect of an accounting change (1)	—	—	—	(22,452)
Balance at beginning of period, as adjusted	13,454,036	11,420,686	12,362,463	10,998,554
Net income (loss)	421,415	488,682	1,615,787	866,397
Net (income) loss attributable to noncontrolling interests	(1,473)	(69,643)	(82,203)	(4,420)
Preferred share dividends	(16,090)	(10,403)	(38,159)	(31,209)
Loss on redemption of preferred shares	(15,101)	—	(15,101)	—
Balance at end of period	13,842,787	11,829,322	13,842,787	11,829,322

Accumulated other comprehensive income (loss), net of deferred income tax
Balance at beginning of period	230,048	349,488	488,895	212,091
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of period	264,702	418,487	501,295	258,486
Unrealized holding gains (losses) during period, net of reclassification adjustment	(158,577)	30,979	(399,606)	177,868
Unrealized holding gains (losses) during period attributable to noncontrolling interests	10,752	(11,179)	15,188	1,933
Balance at end of period	116,877	438,287	116,877	438,287
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of period	(34,654)	(68,999)	(12,400)	(46,395)
Foreign currency translation adjustments	(31,710)	16,709	(54,089)	(5,729)
Foreign currency translation adjustments attributable to noncontrolling interests	(1,329)	360	(1,204)	194
Balance at end of period	(67,693)	(51,930)	(67,693)	(51,930)
Balance at end of period	49,184	386,357	49,184	386,357

Common shares held in treasury, at cost
Balance at beginning of period	(3,007,578)	(2,494,505)	(2,503,909)	(2,406,047)
Shares repurchased for treasury	(389,421)	(601)	(893,090)	(89,059)
Balance at end of period	(3,396,999)	(2,495,106)	(3,396,999)	(2,495,106)

Total shareholders’ equity available to Arch	13,387,526	12,451,997	13,387,526	12,451,997
Non-redeemable noncontrolling interests	—	757,920	—	757,920
Total shareholders’ equity	$13,387,526	$13,209,917	$13,387,526	$13,209,917

(1) Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)”.
See Notes to Consolidated Financial Statements

ARCH CAPITAL	9	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2021	2020
Operating Activities
Net income (loss)	$1,615,787	$866,397
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized (gains) losses	(367,313)	(477,683)
Equity in net (income) or loss of investment funds accounted for using the equity method and other income or loss	(372,650)	30,306
Amortization of intangible assets	49,823	49,835
Share-based compensation	72,303	56,433
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	1,548,211	1,668,069
Unearned premiums, net of ceded unearned premiums	985,242	498,811
Premiums receivable	(847,098)	(461,766)
Deferred acquisition costs	(247,966)	(107,238)
Reinsurance balances payable	618,571	205,620
Other items, net	(427,359)	2,666
Net cash provided by (used for) operating activities	2,627,551	2,331,450
Investing Activities
Purchases of fixed maturity investments	(29,870,023)	(34,050,883)
Purchases of equity securities	(978,951)	(1,355,848)
Purchases of other investments	(1,350,056)	(841,886)
Proceeds from sales of fixed maturity investments	30,067,792	32,544,867
Proceeds from sales of equity securities	695,633	731,793
Proceeds from sales, redemptions and maturities of other investments	1,487,919	791,807
Proceeds from redemptions and maturities of fixed maturity investments	1,234,412	645,292
Net settlements of derivative instruments	(67,830)	163,290
Net (purchases) sales of short-term investments	(1,172,798)	(1,159,351)
Change in cash collateral related to securities lending	—	81,210
Purchase of operating affiliate	(753,916)	—
Impact of the deconsolidation of the variable interest entity	(349,202)	—
Purchases of fixed assets	(34,407)	(26,717)
Other	(361,857)	(131,992)
Net cash provided by (used for) investing activities	(1,453,284)	(2,608,418)
Financing Activities
Proceeds from issuance of preferred shares, net	485,821	—
Redemption of preferred shares	(450,000)	—
Purchases of common shares under share repurchase program	(872,197)	(75,486)
Proceeds from common shares issued, net	281	(9,656)
Proceeds from borrowings	—	1,018,793
Repayments of borrowings	—	(304,000)
Change in cash collateral related to securities lending	—	(81,210)
Third party investment in non-redeemable noncontrolling interests	15,971	(2,867)
Dividends paid to redeemable noncontrolling interests	(1,907)	(3,541)
Other	(21,752)	55,266
Preferred dividends paid	(38,096)	(31,209)
Net cash provided by (used for) financing activities	(881,879)	566,090

Effects of exchange rate changes on foreign currency cash and restricted cash	(34,023)	(5,847)

Increase (decrease) in cash and restricted cash	258,365	283,275
Cash and restricted cash, beginning of year	1,290,544	903,698
Cash and restricted cash, end of period	$1,548,909	$1,186,973

See Notes to Consolidated Financial Statements

ARCH CAPITAL	10	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation and Recent Accounting Pronouncements

General
Arch Capital Group Ltd. (“Arch Capital”) is a public listed Bermuda exempted company which provides insurance, reinsurance and mortgage insurance on a worldwide basis through its wholly-owned subsidiaries. As used herein, the “Company” means Arch Capital and its subsidiaries. The Company’s consolidated financial statements included the results of Watford Holdings Ltd. and its wholly owned subsidiaries (“Watford”) through June 30, 2021. Effective July 1, 2021, Watford is wholly owned by Greysbridge Holdings Ltd., (“Greysbridge”) and Greysbridge is owned 40% by the Company, 30% by certain investment funds managed by Kelso & Company (“Kelso”) and 30% by certain investment funds managed by Warburg Pincus LLC (“Warburg”). Based on the governing documents of Greysbridge, the Company concluded that, while it retains significant influence over Watford, Watford no longer constitutes a variable interest entity. Accordingly, effective July 1, 2021, Arch no longer consolidates the results of Watford in its consolidated financial statements and footnotes. See note 12.
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
The Company has reclassified the presentation of certain prior year information to conform to the current presentation, including the correct presentation of ‘income (loss) from operating affiliates’ on its consolidated statements of income for all periods presented to reclass such item from ‘other income (loss)’. The Company also changed its presentation of ‘investment in operating affiliates’ on its consolidated balance sheet for all periods presented to reclass such item from ‘other assets’. Such reclassifications had no effect on the Company’s net income, comprehensive income, shareholders’ equity or cash flows. Management views the impact of the prior period misclassification as not material to the financial statements on a quantitative and qualitative basis. See note 8. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.
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
2.    Acquisitions

Westpac Lenders Mortgage Insurance Limited (“WLMI”)
On August 31, 2021, the Company completed the acquisition of WLMI, an Australian Prudential Regulation Authority authorized captive lenders mortgage insurance (“LMI”) provider to the Westpac Banking Corporation (“Westpac”). As part of the acquisition, WLMI will retain its existing risk in force and remain Westpac’s exclusive provider of LMI on new mortgage originations for a period of 10 years. Upon completion of this transaction, the Company renamed WLMI to Arch Lenders Mortgage Indemnity Limited (“ALMI”). ALMI will become the Company’s primary provider of LMI to the Australian market.

ARCH CAPITAL	11	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Somerset Bridge Group Limited, Southern Rock Holdings Limited and affiliates (“Somerset”)
On August 6, 2021, the Company completed the acquisition of Somerset. The acquisition includes Somerset’s motor insurance managing general agent, distribution capabilities through direct and aggregator channels, affiliated insurer and fully integrated claims operation.
In connection with the acquisitions noted above, the Company increased its goodwill and intangible assets by $337.4 million.
3.    Share Transactions

Share Repurchases
The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program, Arch Capital has repurchased 412.0 million common shares for an aggregate purchase price of $4.92 billion. For the nine months ended September 30, 2021, Arch Capital repurchased 22.8 million shares under the share repurchase program with an aggregate purchase price of $872.2 million. Arch Capital repurchased 2.6 million shares under the share repurchase program with an aggregate purchase price of $75.5 million during the nine months ended September 30, 2020. At September 30, 2021, $44.3 million of share repurchases were available under the program, which may be effected from time to time in open market or privately negotiated transactions. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. See note 17.
Series G Preferred Shares
In June 2021, Arch Capital completed a $500 million underwritten public offering of 20.0 million depositary shares (the “Depositary Shares”), each of which represents a 1/1,000th interest in a share of its 4.550% Non-Cumulative Preferred Shares, Series G, $0.01 par value and $25,000 liquidation preference per share (equivalent to $25 liquidation preference per Depositary Share) (the “Series G Preferred Shares”). Each Depositary Share, evidenced by a depositary receipt, entitles the holder, through the depositary, to a proportional fractional interest in all rights and preferences of the Series G Preferred Shares represented thereby (including any dividend, liquidation, redemption and voting rights).
Holders of Series G Preferred Shares will be entitled to receive dividend payments only when, as and if declared by the Company’s board of directors or a duly authorized committee of the board. Any such dividends will be payable from, and including, the date of original issue on a non-cumulative basis, quarterly in arrears on the last day of March, June, September and December of each year, at an annual rate of 4.550%. Dividends on the Series G Preferred Shares are not cumulative. The Company will be restricted from paying dividends on or repurchasing its common shares unless certain dividend payments are made on the Series G Preferred Shares. The Company may not declare or pay a dividend on the Series G Preferred Shares under certain circumstances, including if the Company is or, after giving effect to such payment, would be in breach of applicable individual or group solvency and liquidity requirements or applicable individual or group enhanced capital requirements ("ECR"). The Series G Preferred Shares may not be redeemed at any time if the ECR would be breached immediately before or after giving effect to such redemption, unless the Company replaces the capital represented by preference shares to be redeemed with capital having equal or better capital treatment.
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
The net proceeds from the Series G Preferred Shares offering of approximately $485.8 million were primarily used to redeem the Company’s issued and outstanding 5.25% Series E Non-Cumulative Preferred Shares in September 2021. The preferred shares were redeemed at a redemption price equal to $25 per share, plus all declared and unpaid dividends to (but excluding) the redemption date. In accordance with GAAP, following the redemption, original issuance costs related to such shares have been removed from additional paid-in capital and recorded as a “loss on redemption of preferred shares.” Such adjustment had no impact on total shareholders’ equity or cash flows.

ARCH CAPITAL	12	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$421,415	$488,682	$1,615,787	$866,397
Amounts attributable to noncontrolling interests	(1,473)	(69,643)	(82,203)	(4,420)
Net income (loss) available to Arch	419,942	419,039	1,533,584	861,977
Preferred dividends	(16,090)	(10,403)	(38,159)	(31,209)
Loss on redemption of preferred shares	(15,101)	—	(15,101)	—
Net income (loss) available to Arch common shareholders	$388,751	$408,636	$1,480,324	$830,768

Denominator:
Weighted average common shares and common share equivalents outstanding — basic	389,274,220	402,850,485	395,899,591	403,081,266
Effect of dilutive common share equivalents:
Nonvested restricted shares	2,131,915	1,580,791	1,877,930	1,690,447
Stock options (1)	6,497,212	4,763,381	6,482,964	5,543,184
Weighted average common shares and common share equivalents outstanding — diluted	397,903,347	409,194,657	404,260,485	410,314,897

Earnings per common share:
Basic	$1.00	$1.01	$3.74	$2.06
Diluted	$0.98	$1.00	$3.66	$2.02
(1)    Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2021 third quarter and 2020 third quarter, the number of stock options excluded were 1,948,006 and 4,713,241, respectively. For the nine months ended September 30, 2021 and 2020 period, the number of stock options excluded were 2,397,507 and 2,361,413, respectively.

ARCH CAPITAL	13	2021 THIRD QUARTER FORM 10-Q

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
The mortgage segment includes the Company’s U.S. primary mortgage insurance, U.S. credit-risk transfer (“CRT”) which are predominately with government sponsored enterprises (“GSE’s”) and international mortgage insurance and reinsurance operations. Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company (combined “Arch MI U.S.”) are approved as eligible mortgage insurers by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a GSE. Arch MI U.S. also includes Arch Mortgage Guaranty Company, which is not a GSE-approved entity.
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
Through June 30, 2021, the ‘other’ segment included the results of Watford. In July 2021, the Company announced the completion of the previously disclosed acquisition of Watford by Greysbridge. Based on the governing documents of Greysbridge, the Company has concluded that, while it retains significant influence over Watford, Watford no longer constitutes a variable interest entity. Accordingly, effective July 1, 2021, Arch no longer consolidates the results of Watford in its consolidated financial statements. See note 12.

ARCH CAPITAL	14	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders:

	Three Months Ended
	September 30, 2021
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$1,596,619	$1,251,760	$360,934	$3,207,415	$—	$3,207,415
Premiums ceded	(442,806)	(630,371)	(60,207)	(1,131,486)	—	(1,131,486)
Net premiums written	1,153,813	621,389	300,727	2,075,929	—	2,075,929
Change in unearned premiums	(215,143)	57,313	11,238	(146,592)	—	(146,592)
Net premiums earned	938,670	678,702	311,965	1,929,337	—	1,929,337
Other underwriting income (loss)	—	3,293	3,981	7,274	—	7,274
Losses and loss adjustment expenses	(668,630)	(545,846)	(11,543)	(1,226,019)	—	(1,226,019)
Acquisition expenses	(152,467)	(129,450)	(24,098)	(306,015)	—	(306,015)
Other operating expenses	(138,931)	(45,647)	(46,254)	(230,832)	—	(230,832)
Underwriting income (loss)	$(21,358)	$(38,948)	$234,051	173,745	—	173,745

Net investment income				88,195	—	88,195
Net realized gains (losses)				(25,040)	—	(25,040)
Equity in net income (loss) of investment funds accounted for using the equity method				105,398	—	105,398
Other income (loss)				(3,960)	—	(3,960)
Corporate expenses (2)				(18,636)	—	(18,636)
Transaction costs and other (2)				(1,036)	—	(1,036)
Amortization of intangible assets				(20,135)	—	(20,135)
Interest expense				(33,176)	—	(33,176)
Net foreign exchange gains (losses)				36,078	—	36,078
Income (loss) before income taxes and income (loss) from operating affiliates				301,433	—	301,433
Income tax (expense) benefit				(4,137)	—	(4,137)
Income (loss) from operating affiliates				124,119	—	124,119
Net income (loss)				421,415	—	421,415
Amounts attributable to redeemable noncontrolling interests				(1,473)	—	(1,473)
Amounts attributable to nonredeemable noncontrolling interests				—	—	—
Net income (loss) available to Arch				419,942	—	419,942
Preferred dividends				(16,090)	—	(16,090)
Loss on redemption of preferred shares				(15,101)	—	(15,101)
Net income (loss) available to Arch common shareholders				$388,751	$—	$388,751

Underwriting Ratios
Loss ratio	71.2%	80.4%	3.7%	63.5%	—%	63.5%
Acquisition expense ratio	16.2%	19.1%	7.7%	15.9%	—%	15.9%
Other operating expense ratio	14.8%	6.7%	14.8%	12.0%	—%	12.0%
Combined ratio	102.2%	106.2%	26.2%	91.4%	—%	91.4%

Goodwill and intangible assets	$261,103	$176,128	$526,091	$963,322	$—	$963,322
(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	15	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	September 30, 2020
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$1,206,328	$1,004,590	$346,248	$2,556,914	$197,480	$2,681,032
Premiums ceded	(382,167)	(400,388)	(47,783)	(830,086)	(50,164)	(806,888)
Net premiums written	824,161	604,202	298,465	1,726,828	147,316	1,874,144
Change in unearned premiums	(105,007)	(49,704)	52,944	(101,767)	(1,285)	(103,052)
Net premiums earned	719,154	554,498	351,409	1,625,061	146,031	1,771,092
Other underwriting income (loss)	(31)	298	4,600	4,867	546	5,413
Losses and loss adjustment expenses	(525,321)	(422,084)	(153,055)	(1,100,460)	(115,813)	(1,216,273)
Acquisition expenses	(102,420)	(85,388)	(35,716)	(223,524)	(24,418)	(247,942)
Other operating expenses	(122,541)	(41,818)	(36,708)	(201,067)	(14,619)	(215,686)
Underwriting income (loss)	$(31,159)	$5,506	$130,530	104,877	(8,273)	96,604

Net investment income				99,857	28,655	128,512
Net realized gains (losses)				210,984	69,515	280,499
Equity in net income (loss) of investment funds accounted for using the equity method				126,735	—	126,735
Other income (loss)				—	—	—
Corporate expenses (2)				(16,263)	—	(16,263)
Transaction costs and other (2)				(1,674)	—	(1,674)
Amortization of intangible assets				(16,715)	—	(16,715)
Interest expense				(36,224)	(5,119)	(41,343)
Net foreign exchange gains (losses)				(38,681)	(6,204)	(44,885)
Income (loss) before income taxes and income (loss) from operating affiliates				432,896	78,574	511,470
Income tax (expense) benefit				(23,638)	(69)	(23,707)
Income (loss) from operating affiliates				919	—	919
Net income (loss)				410,177	78,505	488,682
Amounts attributable to redeemable noncontrolling interests				(882)	(993)	(1,875)
Amounts attributable to nonredeemable noncontrolling interests				—	(67,768)	(67,768)
Net income (loss) available to Arch				409,295	9,744	419,039
Preferred dividends				(10,403)	—	(10,403)
Net income (loss) available to Arch common shareholders				$398,892	$9,744	$408,636

Underwriting Ratios
Loss ratio	73.0%	76.1%	43.6%	67.7%	79.3%	68.7%
Acquisition expense ratio	14.2%	15.4%	10.2%	13.8%	16.7%	14.0%
Other operating expense ratio	17.0%	7.5%	10.4%	12.4%	10.0%	12.2%
Combined ratio	104.2%	99.0%	64.2%	93.9%	106.0%	94.9%

Goodwill and intangible assets	$282,146	$20,319	$403,662	$706,127	$7,650	$713,777

(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	16	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30, 2021
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$4,381,372	$4,080,840	$1,143,691	$9,602,213	$457,465	$9,890,912
Premiums ceded	(1,269,165)	(1,535,607)	(171,923)	(2,973,005)	(102,763)	(2,907,002)
Net premiums written	3,112,207	2,545,233	971,768	6,629,208	354,702	6,983,910
Change in unearned premiums	(488,636)	(484,607)	10,735	(962,508)	(22,734)	(985,242)
Net premiums earned	2,623,571	2,060,626	982,503	5,666,700	331,968	5,998,668
Other underwriting income (loss)	—	3,148	15,026	18,174	739	18,913
Losses and loss adjustment expenses	(1,750,257)	(1,494,539)	(85,112)	(3,329,908)	(259,042)	(3,588,950)
Acquisition expenses	(417,541)	(381,060)	(84,297)	(882,898)	(62,741)	(945,639)
Other operating expenses	(409,386)	(150,856)	(143,697)	(703,939)	(32,869)	(736,808)
Underwriting income (loss)	$46,387	$37,319	$684,423	$768,129	$(21,945)	$746,184

Net investment income				256,354	42,310	298,664
Net realized gains (losses)				239,690	80,638	320,328
Equity in net income (loss) of investment funds accounted for using the equity method				299,270	—	299,270
Other income (loss)				1,151	—	1,151
Corporate expenses (2)				(59,279)	—	(59,279)
Transaction costs and other (2)				(793)	(935)	(1,728)
Amortization of intangible assets				(48,925)	(898)	(49,823)
Interest expense				(98,812)	(8,410)	(107,222)
Net foreign exchange gains (losses)				39,691	(1,325)	38,366
Income (loss) before income taxes and income (loss) from operating affiliates				1,396,476	89,435	1,485,911
Income tax (expense) benefit				(93,942)	(234)	(94,176)
Income (loss) from operating affiliates				224,052	—	224,052
Net income (loss)				1,526,586	89,201	1,615,787
Amounts attributable to redeemable noncontrolling interests				(1,936)	(1,953)	(3,889)
Amounts attributable to nonredeemable noncontrolling interests				—	(78,314)	(78,314)
Net income (loss) available to Arch				1,524,650	8,934	1,533,584
Preferred dividends				(38,159)	—	(38,159)
Loss on redemption of preferred shares				(15,101)	—	(15,101)
Net income (loss) available to Arch common shareholders				$1,471,390	$8,934	$1,480,324

Underwriting Ratios
Loss ratio	66.7%	72.5%	8.7%	58.8%	78.0%	59.8%
Acquisition expense ratio	15.9%	18.5%	8.6%	15.6%	18.9%	15.8%
Other operating expense ratio	15.6%	7.3%	14.6%	12.4%	9.9%	12.3%
Combined ratio	98.2%	98.3%	31.9%	86.8%	106.8%	87.9%

(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	17	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30, 2020
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$3,444,335	$2,934,174	$1,084,337	$7,461,860	$590,309	$7,831,554
Premiums ceded	(1,119,165)	(967,698)	(136,154)	(2,222,031)	(150,437)	(2,151,853)
Net premiums written	2,325,170	1,966,476	948,183	5,239,829	439,872	5,679,701
Change in unearned premiums	(202,188)	(388,321)	113,965	(476,544)	(22,267)	(498,811)
Net premiums earned	2,122,982	1,578,155	1,062,148	4,763,285	417,605	5,180,890
Other underwriting income (loss)	(31)	1,767	15,649	17,385	1,547	18,932
Losses and loss adjustment expenses	(1,550,632)	(1,235,586)	(444,721)	(3,230,939)	(331,275)	(3,562,214)
Acquisition expenses	(317,428)	(255,516)	(108,304)	(681,248)	(68,766)	(750,014)
Other operating expenses	(370,947)	(125,831)	(120,178)	(616,956)	(42,523)	(659,479)
Underwriting income (loss)	$(116,056)	$(37,011)	$404,594	$251,527	$(23,412)	$228,115

Net investment income				313,916	91,234	405,150
Net realized gains (losses)				523,964	(53,837)	470,127
Equity in net income (loss) of investment funds accounted for using the equity method				57,407	—	57,407
Other income (loss)				65	—	65
Corporate expenses (2)				(51,407)	—	(51,407)
Transaction costs and other (2)				(5,246)	—	(5,246)
Amortization of intangible assets				(49,835)	—	(49,835)
Interest expense				(86,599)	(18,438)	(105,037)
Net foreign exchange gains (losses)				(17,812)	6,387	(11,425)
Income (loss) before income taxes and income (loss) from operating affiliates				935,980	1,934	937,914
Income tax (expense) benefit				(78,112)	333	(77,779)
Income (loss) from operating affiliates				6,262	—	6,262
Net income (loss)				864,130	2,267	866,397
Amounts attributable to redeemable noncontrolling interests				(1,873)	(3,125)	(4,998)
Amounts attributable to nonredeemable noncontrolling interests				—	578	578
Net income (loss) available to Arch				862,257	(280)	861,977
Preferred dividends				(31,209)	—	(31,209)
Net income (loss) available to Arch common shareholders				$831,048	$(280)	$830,768

Underwriting Ratios
Loss ratio	73.0%	78.3%	41.9%	67.8%	79.3%	68.8%
Acquisition expense ratio	15.0%	16.2%	10.2%	14.3%	16.5%	14.5%
Other operating expense ratio	17.5%	8.0%	11.3%	13.0%	10.2%	12.7%
Combined ratio	105.5%	102.5%	63.4%	95.1%	106.0%	96.0%

(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	18	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Reserve for losses and loss adjustment expenses at beginning of period	$17,196,648	$15,044,874	$16,513,929	$13,891,842
Unpaid losses and loss adjustment expenses recoverable	4,146,020	4,156,157	4,314,855	4,082,650
Net reserve for losses and loss adjustment expenses at beginning of period	13,050,628	10,888,717	12,199,074	9,809,192

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	1,348,528	1,264,315	3,812,381	3,673,346
Prior years	(122,509)	(48,042)	(223,431)	(111,132)
Total net incurred losses and loss adjustment expenses	1,226,019	1,216,273	3,588,950	3,562,214

Net losses and loss adjustment expense reserves of acquired business (2)	104,307	—	104,307	$—

Retroactive reinsurance transactions (1)	—	—	(183,893)	60,635

Impact of deconsolidation of Watford (3)	(1,460,611)	—	(1,460,611)	—

Net foreign exchange (gains) losses	(78,152)	114,122	10,818	22,706

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(208,923)	(189,961)	(432,348)	(359,395)
Prior years	(417,368)	(512,263)	(1,610,397)	(1,578,464)
Total net paid losses and loss adjustment expenses	(626,291)	(702,224)	(2,042,745)	(1,937,859)

Net reserve for losses and loss adjustment expenses at end of period	12,215,900	11,516,888	12,215,900	11,516,888
Unpaid losses and loss adjustment expenses recoverable	5,115,147	4,383,638	5,115,147	4,383,638
Reserve for losses and loss adjustment expenses at end of period	$17,331,047	$15,900,526	$17,331,047	$15,900,526
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
(2)    Represents activity related to the Company’s acquisitions in the 2021 period. See note 2.
(3)    See note 12.

Development on Prior Year Loss Reserves

2021 Third Quarter

During the 2021 third quarter, the Company recorded net favorable development on prior year loss reserves of $122.5 million, which consisted of $5.1 million from the insurance segment, $72.3 million from the reinsurance segment and $45.1 million from the mortgage segment.
The insurance segment’s net favorable development of $5.1 million, or 0.5 loss ratio points, for the 2021 third quarter consisted of $49.0 million of net favorable development in short-tailed and long-tailed lines and $43.9 million of net adverse development in medium-tailed lines. Net favorable development in short-tailed lines reflected $5.4 million of favorable development in lenders products, primarily from the 2020 accident year (i.e., the year in which a loss occurred), $5.4 million of favorable development from property (excluding marine), primarily from the 2020 accident year, and $5.1 million of favorable development in travel and accident, across most accident years. Net favorable development in long-tailed lines reflected $26.3 million of favorable development related to construction and national accounts, across most accident years, and $6.7 million of favorable development related to other business, including alternative markets, primarily from the 2015 to 2018 accident years. Net adverse development in medium-tailed lines included $37.0 million of adverse development in contract binding business, across most accident years, partially offset by favorable development in marine and programs, primarily from more recent accident years.

ARCH CAPITAL	19	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The reinsurance segment’s net favorable development of $72.3 million, or 10.7 loss ratio points, for the 2021 third quarter consisted of $65.4 million of net favorable development in short-tailed lines and $6.9 million in medium-tailed and long-tailed lines. Net favorable development in short-tailed lines reflected $46.1 million of favorable development related to property catastrophe and property other than property catastrophe business, primarily from the 2017 to 2020 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period) and $18.9 million of favorable development related to other specialty, primarily from the 2012 to 2017 underwriting years. Net favorable development in medium-tailed and long-tailed lines included $4.7 million of favorable development in casualty, primarily from the 2013 and 2014 underwriting years.
The mortgage segment’s net favorable development was $45.1 million, or 14.5 loss ratio points, for the 2021 third quarter, about half of which came from U.S. primary mortgage insurance, from better than expected cure activity in pre-pandemic delinquencies and recoveries on second lien and student loans, and the other half from our CRT portfolio and international mortgage insurance.
2020 Third Quarter
During the 2020 third quarter, the Company recorded net favorable development on prior year loss reserves of $48.0 million, which consisted of $2.3 million from the insurance segment, $42.0 million from the reinsurance segment and $4.5 million from the mortgage segment, partially offset by $0.7 million unfavorable from the ‘other’ segment.
The insurance segment’s net favorable development of $2.3 million, or 0.3 loss ratio points, for the 2020 third quarter consisted of $12.9 million of net favorable development in short-tailed and long-tailed lines and $10.6 million of net adverse development in medium-tailed lines. Net favorable development of $11.8 million in short-tailed lines reflected $8.0 million of favorable development from property (excluding marine), primarily from the 2015 to 2018 accident years and $3.4 million of favorable development in travel and accident, primarily from the 2019 accident year. Net favorable development of $1.1 million in long-tailed lines reflected $8.7 million of favorable development in construction and national accounts, primarily from the 2018 accident year, and $4.2 million of favorable development related to other business, including alternative markets and excess workers’ compensation, primarily from the 2013 to 2017 accident years, partially offset by $11.7 million of adverse development in executive assurance and casualty, primarily from the 2015 and 2019 accident year. Net adverse development in medium-tailed lines included $7.1 million of adverse development in program business, primarily from
2015 to 2018 accident years and $3.7 million of adverse development in contract binding, across all accident years.
The reinsurance segment’s net favorable development of $42.0 million, or 7.6 loss ratio points, for the 2020 third quarter consisted of $45.6 million of net favorable development in short-tailed and medium-tailed lines and net adverse development of $3.6 million from long-tailed lines. Net favorable development in short-tailed lines reflected $27.6 million of favorable development related to property catastrophe and property other than property catastrophe business, primarily from the 2016 to 2019 underwriting years and $7.8 million of favorable development from other specialty, primarily from the 2016 to 2019 underwriting years. Net favorable development of $9.4 million in medium-tailed lines reflected favorable development in marine and aviation across most underwriting years. Adverse development of $3.6 million in long-tailed lines reflected an increase in reserves from casualty, primarily from the 2012 to 2019 underwriting years.
The mortgage segment’s net favorable development was $4.5 million, or 1.3 loss ratio points, for the 2020 third quarter, primarily driven by subrogation recoveries on second lien and student loan business.
Nine Months Ended September 30, 2021
During the nine months ended September 30, 2021, the Company recorded net favorable development on prior year loss reserves of $223.4 million, which consisted of $13.1 million from the insurance segment, $119.6 million from the reinsurance segment and $99.1 million from the mortgage segment, partially offset by $8.4 million of adverse development from the ‘other’ segment (activity for the six months ended June 30, 2021 prior to deconsolidation of Watford).
The insurance segment’s net favorable development of $13.1 million, or 0.5 loss ratio points, for the 2021 period consisted of $102.5 million of net favorable development in short-tailed and long-tailed lines, partially offset by $89.4 million of net adverse development in medium-tailed lines. Net favorable development of $65.3 million in short-tailed lines reflected $27.0 million of favorable development from property (excluding marine), primarily from the 2019 and 2020 accident years, $24.0 million of favorable development in lenders products, primarily from the 2020 accident year, and $14.4 million of favorable development in travel and accident, primarily from the 2017 to 2020 accident years. Net favorable development of $37.1 million in long-tailed lines included favorable development primarily related to construction, national accounts and alternative markets, primarily from the 2016 to 2019 accident years. Net adverse development in medium-tailed lines reflected $57.1 million of adverse development in contract binding business, primarily from the 2014 to 2019 accident years, $26.2 million of adverse development in professional liability business,

ARCH CAPITAL	20	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
primarily from the 2019 and 2020 accident years, and $6.9 million of adverse development in programs business, primarily from the 2019 accident year.
The reinsurance segment’s net favorable development of $119.6 million, or 5.8 loss ratio points, for the 2021 period consisted of $139.7 million of net favorable development from short-tailed and medium-tailed lines, partially offset by $20.1 million of net adverse development from long-tailed lines. Net favorable development of $132.6 million in short-tailed lines reflected $97.1 million of favorable development from other specialty lines, primarily from the 2016 to 2019 underwriting years, and $71.7 million of favorable development from property other than property catastrophe business, primarily from the 2017 to 2020 underwriting years. Such amounts were partially offset by adverse development of $36.3 million from property catastrophe, primarily from the 2020 underwriting year. Adverse development in long-tailed lines reflected an increase in reserves from casualty, primarily from the 2018 underwriting year.
The mortgage segment’s net favorable development was $99.1 million, or 10.1 loss ratio points, for the 2021 period, which included reserve releases associated with various vintage credit risk transfer contracts that were called by the GSEs, favorable development on U.S. and international business and subrogation recoveries on second lien and student loan business.
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
The mortgage segment’s net favorable development was $10.8 million, or 1.0 loss ratio points, for the 2020 period, primarily driven by subrogation recoveries on second lien and student loan business.
7.    Allowance for Expected Credit Losses

Premiums Receivable
The following table provides a roll forward of the allowance for expected credit losses of the Company’s premium receivables:

	Premium Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended September 30, 2021
Balance at beginning of period	$2,866,578	$35,979
Change for provision of expected credit losses (1)		2,736
Balance at end of period	$2,807,720	$38,715
Three Months Ended September 30, 2020
Balance at beginning of period	$2,203,753	$36,054
Change for provision of expected credit losses (1)		1,046
Balance at end of period	$2,225,311	$37,100
Nine Months Ended September 30, 2021
Balance at beginning of period	$2,064,586	$37,781
Change for provision of expected credit losses (1)		934
Balance at end of period	$2,807,720	$38,715
Nine Months Ended September 30, 2020
Balance at beginning of period	$1,778,717	$21,003
Cumulative effect of accounting change (2)		6,539
Change for provision of expected credit losses (1)		9,558
Balance at end of period	$2,225,311	$37,100
(1)Amounts deemed uncollectible are written-off in operating expenses. For the 2021 third quarter and 2020 third quarter, amounts written off were $1.2 million and nil, respectively. For the nine months ended September 30, 2021 and 2020 period, amounts written off were were $2.4 million and $2.3 million, respectively.
(2)Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)”.

ARCH CAPITAL	21	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reinsurance Recoverables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s reinsurance recoverables:

	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended September 30, 2021
Balance at beginning of period	$4,314,515	$11,029
Change for provision of expected credit losses		1,802
Balance at end of period	$5,358,852	$12,831

Three Months Ended September 30, 2020
Balance at beginning of period	$4,363,507	$13,595
Change for provision of expected credit losses		399
Balance at end of period	$4,621,937	$13,994

Nine Months Ended September 30, 2021
Balance at beginning of period	$4,500,802	$11,636
Change for provision of expected credit losses		1,195
Balance at end of period	$5,358,852	$12,831

Nine Months Ended September 30, 2020
Balance at beginning of period	$4,346,816	$1,364
Cumulative effect of accounting change (1)		12,010
Change for provision of expected credit losses		620
Balance at end of period	$4,621,937	$13,994
(1) Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)”.
The following table summarizes the Company’s reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums):

	September 30,	December 31
	2021	2020
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	$5,358,852	$4,500,802
% due from carriers with A.M. Best rating of “A-” or better	69.1%	63.9%
% due from all other carriers with no A.M. Best rating (1)	30.9%	36.1%
Largest balance due from any one carrier as % of total shareholders’ equity	6.5%	1.8%
(1)    At September 30, 2021 and December 31, 2020 over 93% and 94% of such amount were collateralized through reinsurance trusts, funds withheld arrangements, letters of credit or other, respectively.
Contractholder Receivables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s contractholder receivables:

	Contract-holder Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended September 30, 2021
Balance at beginning of period	$1,882,948	$4,471
Change for provision of expected credit losses		(987)
Balance at end of period	$1,824,990	$3,484

Three Months Ended September 30, 2020
Balance at beginning of period	$2,179,124	$6,290
Change for provision of expected credit losses		(389)
Balance at end of period	2,185,614	$5,901

Nine Months Ended September 30, 2021
Balance at beginning of period	$1,986,924	$8,638
Change for provision of expected credit losses		(5,154)
Balance at end of period	$1,824,990	$3,484

Nine Months Ended September 30, 2020
Balance at beginning of period	$2,119,460	$—
Cumulative effect of accounting change (1)		6,663
Change for provision of expected credit losses		(762)
Balance at end of period	$2,185,614	$5,901
(1) Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)”.

ARCH CAPITAL	22	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.    Investment Information

Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses (2)	Cost or Amortized Cost
September 30, 2021
Fixed maturities (1):
Corporate bonds	$6,403,617	$155,246	$(40,649)	$(1,440)	$6,290,460
Mortgage backed securities	405,797	3,384	(3,966)	(24)	406,403
Municipal bonds	382,722	20,096	(1,206)	(2)	363,834
Commercial mortgage backed securities	579,424	3,598	(548)	(3)	576,377
U.S. government and government agencies	4,460,515	12,912	(30,320)	—	4,477,923
Non-U.S. government securities	1,863,734	46,378	(28,948)	(82)	1,846,386
Asset backed securities	2,672,554	12,576	(7,700)	(560)	2,668,238
Total	16,768,363	254,190	(113,337)	(2,111)	16,629,621
Short-term investments	3,069,965	1,625	(1,780)	—	3,070,120
Total	$19,838,328	$255,815	$(115,117)	$(2,111)	$19,699,741

December 31, 2020
Fixed maturities (1):
Corporate bonds	$7,856,571	$414,247	$(34,388)	$(896)	$7,477,608
Mortgage backed securities	630,001	8,939	(5,028)	(278)	626,368
Municipal bonds	494,522	27,291	(3,835)	(11)	471,077
Commercial mortgage backed securities	389,900	8,722	(2,954)	(122)	384,254
U.S. government and government agencies	5,557,077	22,612	(12,611)	—	5,547,076
Non-U.S. government securities	2,433,733	153,891	(8,060)	—	2,287,902
Asset backed securities	1,634,804	19,225	(10,715)	(1,090)	1,627,384
Total	18,996,608	654,927	(77,591)	(2,397)	18,421,669
Short-term investments	1,924,922	2,693	(2,063)	—	1,924,292
Total	$20,921,530	$657,620	$(79,654)	$(2,397)	$20,345,961
(1)    In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.” In September 2021, the Company terminated its securities lending program and no longer enters into securities lending agreements with financial institutions.

(2)    Effective January 1, 2020, the Company adopted ASU 2016-13 and as a result any credit impairment losses on the Company’s available-for-sale investments are recorded as an allowance, subject to reversal.

ARCH CAPITAL	23	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2021
Fixed maturities (1):
Corporate bonds	$2,744,615	$(36,595)	$68,450	$(4,054)	$2,813,065	$(40,649)
Mortgage backed securities	257,789	(3,113)	22,769	(853)	280,558	(3,966)
Municipal bonds	46,450	(731)	7,148	(475)	53,598	(1,206)
Commercial mortgage backed securities	76,518	(256)	6,578	(292)	83,096	(548)
U.S. government and government agencies	3,621,719	(29,797)	9,755	(523)	3,631,474	(30,320)
Non-U.S. government securities	1,283,266	(27,523)	22,304	(1,425)	1,305,570	(28,948)
Asset backed securities	1,119,638	(6,524)	37,078	(1,176)	1,156,716	(7,700)
Total	9,149,995	(104,539)	174,082	(8,798)	9,324,077	(113,337)
Short-term investments	265,011	(1,780)	—	—	265,011	(1,780)
Total	$9,415,006	$(106,319)	$174,082	$(8,798)	$9,589,088	$(115,117)

December 31, 2020
Fixed maturities (1):
Corporate bonds	$747,442	$(33,086)	$3,934	$(1,302)	$751,376	$(34,388)
Mortgage backed securities	284,619	(4,788)	3,637	(240)	288,256	(5,028)
Municipal bonds	67,937	(3,835)	—	—	67,937	(3,835)
Commercial mortgage backed securities	126,624	(2,916)	2,655	(38)	129,279	(2,954)
U.S. government and government agencies	1,285,907	(12,611)	—	—	1,285,907	(12,611)
Non-U.S. government securities	543,844	(7,658)	2,441	(402)	546,285	(8,060)
Asset backed securities	634,470	(9,110)	57,737	(1,605)	692,207	(10,715)
Total	3,690,843	(74,004)	70,404	(3,587)	3,761,247	(77,591)
Short-term investments	97,920	(2,063)	—	—	97,920	(2,063)
Total	$3,788,763	$(76,067)	$70,404	$(3,587)	$3,859,167	$(79,654)
(1)    In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.” In September 2021, the Company terminated its securities lending program and no longer enters into securities lending agreements with financial institutions.

At September 30, 2021, on a lot level basis, approximately 3,910 security lots out of a total of approximately 10,020 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $2.5 million. At December 31, 2020, on a lot level basis, approximately 2,320 security lots out of a total of approximately 11,180 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $0.9 million.

ARCH CAPITAL	24	2021 THIRD QUARTER FORM 10-Q

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

	September 30, 2021		December 31, 2020
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$416,601	$410,373	$348,200	$339,951
Due after one year through five years	7,862,472	7,772,773	10,629,959	10,340,819
Due after five years through 10 years	4,483,025	4,453,526	4,881,564	4,654,754
Due after 10 years	348,490	341,931	482,180	448,139
	13,110,588	12,978,603	16,341,903	15,783,663
Mortgage backed securities	405,797	406,403	630,001	626,368
Commercial mortgage backed securities	579,424	576,377	389,900	384,254
Asset backed securities	2,672,554	2,668,238	1,634,804	1,627,384
Total (1)	$16,768,363	$16,629,621	$18,996,608	$18,421,669
(1)    In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.” In September 2021, the Company terminated its securities lending program and no longer enters into securities lending agreements with financial institutions.

Securities Lending Agreements
In September 2021, the Company terminated its securities lending program and no longer enters into securities lending agreements with financial institutions to enhance investment income. Prior to the termination of this program, the Company loaned certain of its securities to third parties, primarily major brokerage firms, for short periods of time through a lending agent. The Company maintained legal control over the securities it lent (shown as ‘Securities pledged under securities lending, at fair value’ on the Company’s balance sheet), retained the earnings and cash flows associated with the loaned securities and received a fee from the borrower for the temporary use of the securities. An indemnification agreement with the lending agent protected the Company in the event a borrower became insolvent or failed to return any of the securities on loan from the Company.
The Company received collateral (shown as ‘Collateral received under securities lending, at fair value’ on the Company’s balance sheet) in the form of cash or U.S. government and government agency securities. At September 30, 2021, the Company had no cash collateral or security collateral due to the termination of the program. At December 31, 2020, the fair value of the cash collateral received on securities lending was nil, and the fair value of security collateral received was $301.1 million.
The carrying value of collateral held under the Company’s securities lending transactions by significant investment category and remaining contractual maturity of the underlying agreements was as follows at December 31, 2020 (no balances at September 30, 2021 due to the termination of the program):

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Less than 30 Days	30-90 Days	90 Days or More	Total
December 31, 2020
U.S. government and government agencies	$142,317	$—	$139,290	$—	$281,607
Corporate bonds	3,021	—	—	—	3,021
Equity securities	16,461	—	—	—	16,461
Total	$161,799	$—	$139,290	$—	$301,089
Gross amount of recognized liabilities for securities lending in offsetting disclosure in note 10					$—
Amounts related to securities lending not included in offsetting disclosure in note 10					$301,089
Equity Securities, at Fair Value
At September 30, 2021, the Company held $1.8 billion of equity securities, at fair value, compared to $1.4 billion at
December 31, 2020. Such holdings include publicly traded common stocks primarily in the consumer cyclical and non-cyclical, technology, communication and financial sectors

ARCH CAPITAL	25	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
and exchange-traded funds in fixed income, equity and other sectors.
Other Investments
The following table summarizes the Company’s other investments and other investable assets:

	September 30, 2021	December 31, 2020
Fixed maturities	$414,007	$843,354
Other investments	1,489,759	2,331,885
Short-term investments	115,681	557,008
Equity securities	24,523	92,549
Investments accounted for using the fair value option	$2,043,970	$3,824,796

Other investable assets (1)	—	500,000
Total other investments	$2,043,970	$4,324,796
(1) Participation interests in a receivable of a reverse repurchase agreement.
The following table summarizes the Company’s other investments, as detailed in the previous table, by strategy:

	September 30, 2021	December 31, 2020
Term loan investments	$528,585	$1,231,731
Lending	579,563	572,636
Credit related funds	56,997	90,780
Energy	84,880	65,813
Investment grade fixed income	131,910	138,646
Infrastructure	26,359	165,516
Private equity	81,465	48,750
Real estate	—	18,013
Total	$1,489,759	$2,331,885
Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	September 30, 2021	December 31, 2020
Credit related funds	$952,794	$740,060
Equities	414,322	343,058
Real estate	340,510	258,518
Lending	330,368	179,629
Private equity	365,840	235,289
Infrastructure	222,484	175,882
Energy	114,975	115,453
Total	$2,741,293	$2,047,889
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
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet line item:

	September 30, 2021	December 31, 2020
Investments accounted for using the equity method (1)	2,741,293	2,047,889
Investments accounted for using the fair value option (2)	176,884	184,720
Total	$2,918,177	$2,232,609
(1)    Aggregate unfunded commitments were $2.3 billion at September 30, 2021, compared to $1.8 billion at December 31, 2020.
(2)    Aggregate unfunded commitments were $22.9 million at September 30, 2021, compared to $35.6 million at December 31, 2020.

ARCH CAPITAL	26	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Investment Income
The components of net investment income were derived from the following sources:

	September 30,
	2021	2020
Three Months Ended
Fixed maturities	$75,964	$98,344
Term loans	1,736	22,459
Equity securities	9,867	6,659
Short-term investments	1,858	1,332
Other (1)	17,378	22,060
Gross investment income	106,803	150,854
Investment expenses	(18,608)	(22,342)
Net investment income	$88,195	$128,512

Nine Months Ended
Fixed maturities	$255,215	$318,582
Term loans	33,343	66,141
Equity securities	24,101	18,885
Short-term investments	3,603	9,611
Other (1)	51,683	57,926
Gross investment income	367,945	471,145
Investment expenses	(69,281)	(65,995)
Net investment income	$298,664	$405,150
(1)    Includes income distributions from investment funds and other items.
Net Realized Gains (Losses)
Net realized gains (losses), which include changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings were as follows:

	September 30,
	2021	2020
Three Months Ended
Available for sale securities:
Gross gains on investment sales	$86,819	$104,733
Gross losses on investment sales	(18,446)	(16,862)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(7,492)	34,115
Other investments	3,811	61,622
Equity securities	3,042	4,048
Short-term investments	16	3,377
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	14,736	26,549
Net unrealized gains (losses) on equity securities still held at reporting date	(40,155)	33,562
Allowance for credit losses:
Investments related	(456)	1,332
Underwriting related	(3,985)	351
Derivative instruments (1)	(21,435)	20,369
Other (2)	(41,495)	7,303
Net realized gains (losses)	$(25,040)	$280,499

Nine Months Ended
Available for sale securities:
Gross gains on investment sales	$267,362	$515,086
Gross losses on investment sales	(132,071)	(98,654)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	19,973	(25,370)
Other investments	111,550	(67,608)
Equity securities	10,599	5,803
Short-term investments	648	(1,936)
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	86,155	7,760
Net unrealized gains (losses) on equity securities still held at reporting date	45,400	3,682
Allowance for credit losses:
Investments related	(1,208)	(4,763)
Underwriting related	2,664	(8,753)
Net impairments losses	—	(533)
Derivative instruments (1)	(36,428)	146,722
Other (2)	(54,316)	(1,309)
Net realized gains (losses)	$320,328	$470,127
(1)    See note 10 for information on the Company’s derivative instruments.
(2)    2021 periods reflected $33.1 million of losses related to the Company’s deconsolidation of Watford.

ARCH CAPITAL	27	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method
The Company recorded $105.4 million of equity in net income related to investment funds accounted for using the equity method in the 2021 third quarter, compared to income of $126.7 million for the 2020 third quarter, and an income of $299.3 million for the nine months ended September 30, 2021, compared to income of $57.4 million for nine months ended September 30, 2020. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds.

Investments in Operating Affiliates

Investments in which the Company has significant influence over the operating and financial policies are classified as ‘investments in operating affiliates’ on the Company’s balance sheets and are accounted for under the equity method. Such investments primarily include the Company’s investment in Coface, Greysbridge and Premia. Investments in Coface and Premia are generally recorded on a three month lag, while the Company’s investment in Greysbridge is not recorded on a lag.
In 2021, the Company completed the share purchase agreement with Natixis to purchase 29.5% of the common equity of Coface, a France-based leader in the global trade credit insurance market. The consideration paid was €9.95 per share, or an aggregate €453 million (approximately $546 million) including related fees. Income (loss) from operating affiliates reflected a one-time gain of $74.5 million realized from the acquisition. As a result of equity method accounting rules, approximately $36 million of additional gain was deferred and will generally be recognized over the next five years. As of September 30, 2021, the Company owned approximately 29.86% of the issued shares of Coface, or 30.10% excluding treasury shares, with a carrying value of $615.9 million.
In July 2021, the Company announced the completion of the previously disclosed acquisition of Watford by Greysbridge for a cash purchase price of $35.00 per common share. Effective July 1, 2021, Watford is wholly owned by Greysbridge, and Greysbridge is owned 40% by the Company, 30% by certain investment funds managed by Kelso and 30% by certain investment funds managed by Warburg. At September 30, 2021 the Company’s carrying value in Greysbridge was $363.3 million, which reflected the Company’s aggregate purchase price of $278.9 million along with income (loss) from operating affiliates, which included a one-time gain of $95.7 million recognized from the acquisition. In addition, the ‘net realized gains (losses)’ line on the Company’s consolidated statements of income included a $33.1 million loss as a result of deconsolidation of Watford in the Company’s financial statements following the close of the transaction. See note 12.
Income from operating affiliates for the 2021 third quarter was $124.1 million, compared to an income of $0.9 million, for the 2020 third quarter, and income of $224.1 million for the nine months ended September 30, 2021, compared to an income of $6.3 million for the nine months ended September 30, 2020. The income from operating affiliates for the 2021 period, primarily related to the Company’s recent acquisitions of Coface and Greysbridge.

ARCH CAPITAL	28	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Allowance for Expected Credit Losses
The following table provides a roll forward of the allowance for expected credit losses of the Company’s securities classified as available for sale:

	Structured Securities (1)	Municipal Bonds	Corporate Bonds	Total
Three Months Ended September 30, 2021
Balance at beginning of period	$759	$6	$1,359	$2,124
Additions for current-period provision for expected credit losses	48	—	—	48
Additions (reductions) for previously recognized expected credit losses	14	(4)	395	405
Reductions due to disposals (3)	(234)	—	(232)	(466)
Balance at end of period	$587	$2	$1,522	$2,111

Three Months Ended September 30, 2020
Balance at beginning of period	$1,726	$28	$4,115	$5,869
Additions for current-period provision for expected credit losses	27	—	202	229
Additions (reductions) for previously recognized expected credit losses	403	33	(1,996)	(1,560)
Reductions due to disposals	(28)	—	(577)	(605)
Balance at end of period	$2,128	$61	$1,744	$3,933

Nine Months Ended September 30, 2021
Balance at beginning of period	$1,490	$11	$896	$2,397
Additions for current-period provision for expected credit losses	282	—	2,428	2,710
Additions (reductions) for previously recognized expected credit losses	(751)	(9)	(557)	(1,317)
Reductions due to disposals (3)	(434)	—	(1,245)	(1,679)
Balance at end of period	$587	$2	$1,522	$2,111

Nine Months Ended September 30, 2020
Balance at beginning of period	$—	$—	$—	$—
Cumulative effect of accounting change (2)	517	—	117	634
Additions for current-period provision for expected credit losses	2,868	67	7,643	10,578
Additions (reductions) for previously recognized expected credit losses	(903)	8	(4,920)	(5,815)
Reductions due to disposals	(354)	(14)	(1,096)	(1,464)
Balance at end of period	$2,128	$61	$1,744	$3,933
(1)    Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.
(2)    Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)”.
(3)    Reduction for the 2021 periods primarily related to the Company’s deconsolidation of Watford.

ARCH CAPITAL	29	2021 THIRD QUARTER FORM 10-Q

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
The following table details the value of the Company’s restricted assets:

	September 30, 2021	December 31, 2020
Assets used for collateral or guarantees:
Affiliated transactions	$4,271,208	$4,643,334
Third party agreements	2,594,053	3,083,324
Deposits with U.S. regulatory authorities	803,878	827,552
Deposits with non-U.S. regulatory authorities	469,497	179,099
Total restricted assets	$8,138,636	$8,733,309
Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	September 30, 2021	December 31, 2020
Cash	$1,137,721	$906,448
Restricted cash (included in ‘other assets’)	$411,188	$384,096
Cash and restricted cash	$1,548,909	$1,290,544

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

ARCH CAPITAL	30	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at September 30, 2021.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Where quotes are unavailable, fair value is determined by the Investment Manager using quantitative and qualitative assessments such as internally modeled values. Of the $23.8 billion of financial assets and liabilities measured at fair value at September 30, 2021, approximately $9.0 million, or 0.0%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $26.5 billion of financial assets and liabilities measured at fair value at December 31, 2020, approximately $150.1 million, or 0.6%, were priced using non-binding broker-dealer quotes or modeled valuations.
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

ARCH CAPITAL	31	2021 THIRD QUARTER FORM 10-Q

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

ARCH CAPITAL	32	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the Company’s financial assets and liabilities measured at fair value by level at September 30, 2021:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value (1):
Available for sale securities:
Fixed maturities:
Corporate bonds	$6,403,617	$—	$6,403,604	$13
Mortgage backed securities	405,797	—	405,797	—
Municipal bonds	382,722	—	382,722	—
Commercial mortgage backed securities	579,424	—	579,424	—
U.S. government and government agencies	4,460,515	4,431,935	28,580	—
Non-U.S. government securities	1,863,734	—	1,863,734	—
Asset backed securities	2,672,554	—	2,669,110	3,444
Total	16,768,363	4,431,935	12,332,971	3,457

Short-term investments	3,069,965	2,046,391	1,023,574	—

Equity securities, at fair value	1,790,640	1,756,462	31,596	2,582

Derivative instruments (4)	89,958	—	89,958	—

Residential mortgage loans	7,701	—	7,701	—

Fair value option:
Corporate bonds	374,326	—	374,326	—
Non-U.S. government bonds	19,829	—	19,829	—
Mortgage backed securities	—	—	—	—
Commercial mortgage backed securities	—	—	—	—
Asset backed securities	19,852	—	19,852	—
U.S. government and government agencies	—	—	—	—
Short-term investments	115,681	1,190	114,491	—
Equity securities	24,522	19,987	—	4,535
Other investments	359,011	17,861	311,393	29,757
Other investments measured at net asset value (2)	1,130,748
Total	2,043,969	39,038	839,891	34,292

Total assets measured at fair value	$23,770,596	$8,273,826	$14,325,691	$40,331

Liabilities measured at fair value:
Contingent consideration liabilities	$(17,811)	$—	$—	$(17,811)
Securities sold but not yet purchased (3)	—	—	—	—
Derivative instruments (4)	(43,526)	—	(43,526)	—
Total liabilities measured at fair value	$(61,337)	$—	$(43,526)	$(17,811)

(1)    In securities lending transactions, the Company receives collateral in excess of the fair value of the securities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See note 8, “—Securities Lending Agreements.” In September 2021, the Company terminated its securities lending program and no longer enters into securities lending agreements with financial institutions.
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
(4)    See note 10.

ARCH CAPITAL	33	2021 THIRD QUARTER FORM 10-Q

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

(1)    In securities lending transactions, the Company receives collateral in excess of the fair value of the securities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See note 8, “—Securities Lending Agreements.” In September 2021, the Company terminated its securities lending program and no longer enters into securities lending agreements with financial institutions.
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
(4)    See note 10.

ARCH CAPITAL	34	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Assets						Liabilities
s	Available For Sale		Fair Value Option			Fair Value
	Structured Securities (1)	Corporate Bonds	Corporate Bonds	Other Investments	Equity Securities	Equity Securities	Contingent Consideration Liabilities
Three Months Ended September 30, 2021
Balance at beginning of period	$3,424	$13	$998	$73,900	$73,678	$49,136	$(466)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	10	—	—	—	38	11	—
Included in other comprehensive income	10	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	208	(17,345)
Issuances	—	—	—	—	—	—	—
Sales (3)	—	—	(998)	(44,143)	(69,181)	(46,773)	—
Settlements	—	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$3,444	$13	$—	$29,757	$4,535	$2,582	$(17,811)

Three Months Ended September 30, 2020
Balance at beginning of period	$3,450	$857	$998	$46,453	$61,447	$51,981	$(1,250)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	(75)	(5,872)	(34)	885	2,076	(946)	—
Included in other comprehensive income	191	6,936	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	22,436	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	(3,588)	—	(8,349)	—
Settlements	(11)	—	—	—	—	—	620
Transfers in and/or out of Level 3	—	(1,908)	—	—	—	—	—
Balance at end of period	$3,555	$13	$964	$66,186	$63,523	$42,686	$(630)

Nine Months Ended September 30, 2021
Balance at beginning of year	$3,426	$13	$985	$67,103	$68,988	$42,015	$(461)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	(46)	—	13	881	4,728	1,837	—
Included in other comprehensive income	67	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	13,003	—	5,503	(17,345)
Issuances	—	—	—	—	—	—	—
Sales (3)	—	—	(998)	(51,230)	(69,181)	(46,773)	—
Settlements	(3)	—	—	—	—	—	(5)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$3,444	$13	$—	$29,757	$4,535	$2,582	$(17,811)

Nine Months Ended September 30, 2020
Balance at beginning of year	$5,216	$8,851	$932	$68,817	$58,094	$55,889	$(7,998)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	(130)	(5,865)	(34)	(129)	5,429	7,132	(72)
Included in other comprehensive income	(118)	397	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	66	22,460	—	3,464	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	(27,946)	—	(23,799)	—
Settlements	(1,413)	(1,462)	—	—	—	—	7,440
Transfers in and/or out of Level 3	—	(1,908)	—	2,984	—	—	—
Balance at end of period	$3,555	$13	$964	$66,186	$63,523	$42,686	$(630)
(1)    Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.
(2)    Gains or losses were included in net realized gains (losses).
(3)    Sales for the 2021 periods primarily related to the Company’s deconsolidation of Watford.

ARCH CAPITAL	35	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at September 30, 2021, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At September 30, 2021, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $3.3 billion. At December 31, 2020, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.9 billion and had a fair value of $3.7 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
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
The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives	Liability Derivatives	Notional Value (1)
September 30, 2021
Futures contracts (2)	$36,010	$(17,562)	$2,796,442
Foreign currency forward contracts (2)	7,380	(13,914)	1,234,665
TBAs (3)	49,227	—	47,603
Other (2)	46,568	(12,050)	4,184,225
Total	$139,185	$(43,526)

December 31, 2020
Futures contracts (2)	$11,046	$(4,496)	$3,099,796
Foreign currency forward contracts (2)	52,716	(6,202)	1,656,729
TBAs (3)	—	—	—
Other (2)	113,621	(98,007)	5,763,919
Total	$177,383	$(108,705)
(1)    Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.
(2)    The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’
(3)    The fair value of TBAs are included in ‘fixed maturities available for sale, at fair value.’

The Company did not hold any derivatives which were designated as hedging instruments at September 30, 2021 or December 31, 2020.
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
At September 30, 2021, asset derivatives and liability derivatives of $133.1 million and $42.2 million, respectively, were subject to a master netting agreement, compared to $138.8 million and $93.0 million, respectively, at December 31, 2020. The remaining derivatives included in the preceding table were not subject to a master netting agreement.

ARCH CAPITAL	36	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as	September 30,
hedging instruments:	2021	2020

Three Months Ended
Net realized gains (losses):
Futures contracts	$(10,073)	$10,945
Foreign currency forward contracts	(16,146)	10,813
TBAs	(46)	120
Other (1)	4,830	(1,509)
Total	$(21,435)	$20,369

Nine Months Ended
Net realized gains (losses):
Futures contracts	$(17,394)	$105,282
Foreign currency forward contracts	(36,922)	3,466
TBAs	(46)	1,129
Other (1)	17,934	36,845
Total	$(36,428)	$146,722
(1)    Includes realized gains and losses on swaps, options and other derivatives contracts.
11.    Commitments and Contingencies

Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $2.6 billion at September 30, 2021, compared to $2.1 billion at December 31, 2020.
Interest Paid
Interest paid on the Company’s senior notes and other borrowings were $75.8 million for the nine months ended September 30, 2021, compared to $60.6 million for the 2020 period.
12.    Variable Interest Entities and Noncontrolling Interests

Watford
In March 2014, the Company invested $100.0 million and acquired approximately 11% of Watford’s outstanding common equity. Watford was considered a VIE and the Company concluded that it was the primary beneficiary of Watford, through June 30, 2021. As such, the results of Watford were included in the Company’s consolidated financial statements as of and for the periods ended June 30, 2021.
In the 2020 fourth quarter, Arch Capital, Watford and Greysbridge, a wholly-owned subsidiary of Arch Capital, entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”). The merger and the related Greysbridge equity financing closed on July 1, 2021. Effective July 1, 2021, Watford is wholly owned by Greysbridge, and Greysbridge is owned 40% by the Company, 30% by certain investment funds managed by Kelso and 30% by certain investment funds managed by Warburg. Based on the governing documents of Greysbridge, the Company concluded that, while it retains significant influence over Watford, Watford no longer constitutes a variable interest entity. Accordingly, effective July 1, 2021, the Company no longer consolidates the results of Watford in its consolidated financial statements and footnotes. Beginning in the 2021 third quarter, the Company classifies its investment as ‘investments in operating affiliates’ on the Company’s balance sheets and is accounted for under the equity method.
The following table provides the carrying amount and balance sheet caption in which the assets and liabilities of Watford were reported at December 31, 2020:

December 31,
2020
Assets
Investments accounted for using the fair value option (1)	$1,790,385
Fixed maturities available for sale, at fair value	655,249
Equity securities, at fair value	52,410
Cash	211,451
Accrued investment income	14,679
Premiums receivable	224,377
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	286,590
Ceded unearned premiums	122,339
Deferred acquisition costs	53,705
Receivable for securities sold	37,423
Goodwill and intangible assets	7,650
Other assets	75,801
Total assets of consolidated VIE	$3,532,059

Liabilities
Reserve for losses and loss adjustment expenses	$1,519,583
Unearned premiums	407,714
Reinsurance balances payable	63,269
Revolving credit agreement borrowings	155,687
Senior notes	172,689
Payable for securities purchased	25,881
Other liabilities	193,494
Total liabilities of consolidated VIE	$2,538,317

Redeemable noncontrolling interests	$52,398
(1)    Included in “other investments” on the Company’s balance sheet.

ARCH CAPITAL	37	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Through June 30, 2021, Watford generated $47.0 million of cash provided by operating activities, $96.3 million of cash provided by investing activities and $2.0 million of cash used for financing activities, compared to $133.6 million of cash provided by operating activities, $242.0 million of cash provided by investing activities and $279.7 million of cash used for financing activities for the nine months ended September 30, 2020.
Non-redeemable noncontrolling interests
Through June 30, 2021, the Company accounted for the portion of Watford’s common equity attributable to third party investors in the shareholders’ equity section of its consolidated balance sheets. The portion of Watford’s income or loss attributable to third party investors was recorded in the consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests.’
The following table sets forth activity in the non-redeemable noncontrolling interests:

	September 30,
	2021	2020
Three Months Ended
Balance, beginning of period	$918,874	$679,089
Impact of deconsolidation of Watford	(918,874)	—
Additional paid in capital attributable to noncontrolling interests	—	243
Amounts attributable to noncontrolling interests	—	67,768
Other comprehensive income (loss) attributable to noncontrolling interests	—	10,820
Balance, end of period	$—	$757,920

Nine Months Ended
Balance, beginning of year	$823,007	$762,777
Impact of deconsolidation of Watford	(918,874)
Additional paid in capital attributable to noncontrolling interests	22,113	715
Repurchases attributable to non-redeemable noncontrolling interests (1)	—	(2,867)
Amounts attributable to noncontrolling interests	78,314	(578)
Other comprehensive income (loss) attributable to noncontrolling interests	(4,560)	(2,127)
Balance, end of period	$—	$757,920
(1) During 2020, Watford’s board of directors authorized the investment in Watford’s common shares through a share repurchase program.

Redeemable noncontrolling interests
Through June 30, 2021, the Company accounted for redeemable noncontrolling interests in the mezzanine section of its consolidated balance sheets in accordance with applicable accounting guidance. Such redeemable noncontrolling interests primarily related to the Watford Preference Shares issued in late March 2014 with a par value of $0.01 per share and a liquidation preference of $25.00 per share. The Watford Preference Shares were issued at a discounted amount of $24.50 per share. Through June 30, 2021 preferred dividends, including the accretion of the discount and issuance costs, were included in ‘net (income) loss attributable to noncontrolling interests’ in the Company’s consolidated statements of income.

The following table sets forth activity in the redeemable non-controlling interests:

	September 30,
	2021	2020
Three Months Ended
Balance, beginning of period	$57,533	$55,986
Impact of deconsolidation of Watford	(48,919)	—
Accretion of preference share issuance costs	—	23
Other	1,623	1,826
Balance, end of period	$10,237	$57,835

Nine Months Ended
Balance, beginning of year	$58,548	$55,404
Impact of deconsolidation of Watford	(48,919)	—
Accretion of preference share issuance costs	—	70
Other	608	2,361
Balance, end of period	$10,237	$57,835
The portion of income or loss attributable to third party investors, recorded in the Company’s consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests,’ are summarized in the table below:

	September 30,
	2021	2020
Three Months Ended
Amounts attributable to non-redeemable noncontrolling interests	$—	$(67,768)
Amounts attributable to redeemable noncontrolling interests	(1,473)	(1,875)
Net (income) loss attributable to noncontrolling interests	$(1,473)	$(69,643)

Nine Months Ended
Amounts attributable to non-redeemable noncontrolling interests	$(78,314)	$578
Amounts attributable to redeemable noncontrolling interests	(3,889)	(4,998)
Net (income) loss attributable to noncontrolling interests	$(82,203)	$(4,420)

ARCH CAPITAL	38	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Bellemeade Re
The Company has entered into aggregate excess of loss mortgage reinsurance agreements with various special purpose reinsurance companies domiciled in Bermuda (the “Bellemeade Agreements”). At the time the Bellemeade Agreements were entered into, the applicability of the accounting guidance that addresses VIEs was evaluated. As a result of the evaluation of the Bellemeade Agreements, the Company concluded that these entities are VIEs. However, given that the ceding insurers do not have the unilateral power to direct those activities that are significant to their economic performance, the Company does not consolidate such entities in its consolidated financial statements.
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

		September 30, 2021				December 31, 2020
		Maximum Exposure to Loss				Maximum Exposure to Loss
Bellemeade Entities (Issue Date)	Total VIE Assets	On-Balance Sheet (Asset) Liability	Off-Balance Sheet	Total	Total VIE Assets	On-Balance Sheet (Asset) Liability	Off-Balance Sheet	Total

Bellemeade 2017-1 Ltd. (Oct-17)	$145,573	$(214)	$585	$371	$145,573	$(245)	$844	$599
Bellemeade 2018-1 Ltd. (Apr-18)	228,938	(764)	1,683	919	250,095	(903)	2,245	1,342
Bellemeade 2018-2 Ltd. (Aug-18)	—	—	—	—	108,395	(138)	280	142
Bellemeade 2018-3 Ltd. (Oct-18)	302,563	(1,049)	2,328	1,279	302,563	(1,320)	3,262	1,942
Bellemeade 2019-1 Ltd. (Mar-19)	210,529	(931)	8,142	7,211	219,256	(1,361)	8,461	7,100
Bellemeade 2019-2 Ltd. (Apr-19)	398,316	(787)	5,658	4,871	398,316	(730)	5,201	4,471
Bellemeade 2019-3 Ltd. (Jul-19)	491,634	(826)	3,971	3,145	528,084	(861)	5,079	4,218
Bellemeade 2019-4 Ltd. (Oct-19)	468,737	(682)	4,761	4,079	468,737	(890)	6,676	5,786
Bellemeade 2020-1 Ltd. (Jun-20) (1)	—	—	—	—	275,068	(178)	1,012	834
Bellemeade 2020-2 Ltd. (Sep-20) (2)	266,704	(279)	2,629	2,350	423,420	(556)	6,839	6,283
Bellemeade 2020-3 Ltd. (Nov-20) (3)	381,410	(395)	6,646	6,251	418,158	(631)	9,605	8,974
Bellemeade 2020-4 Ltd. (Dec-20) (4)	226,916	(100)	2,190	2,090	321,393	(156)	6,816	6,660
Bellemeade 2021-1 Ltd. (Mar-21) (5)	579,717	229	4,217	4,446	—	—	—	—
Bellemeade 2021-2 Ltd. (Jun-21) (6)	522,807	906	5,090	5,996	—	—	—	—
Bellemeade 2021-3 Ltd. (Sep-21) (7)	507,873	182	4,561	4,743	—	—	—	—
Total	$4,731,717	$(4,710)	$52,461	$47,751	$3,859,058	$(7,969)	$56,320	$48,351

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
(5)  An additional $64 million capacity was provided directly to Arch MI U.S. by a separate panel of reinsurers and is not reflected in this table.
(6)  An additional $93 million capacity was provided directly to Arch MI U.S. by a separate panel of reinsurers and is not reflected in this table.
(7)  An additional $131 million capacity was provided directly to Arch MI U.S. by a separate panel of reinsurers and is not reflected in this table.

ARCH CAPITAL	39	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    Other Comprehensive Income (Loss)

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended		Nine Months Ended
Details About	Line Item That Includes	September 30,		September 30,
AOCI Components	Reclassification	2021	2020	2021	2020

Unrealized appreciation on available-for-sale investments
	Net realized gains (losses)	$68,373	$87,871	$135,291	$416,432
	Provision for credit losses	(457)	1,333	(1,208)	(4,762)
	Other-than-temporary impairment losses	—	—	—	(533)
	Total before tax	67,916	89,204	134,083	411,137
	Income tax (expense) benefit	(5,262)	(9,401)	(13,579)	(42,714)
	Net of tax	$62,654	$79,803	$120,504	$368,423

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended September 30, 2021
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(104,607)	$(8,684)	$(95,923)
Less reclassification of net realized gains (losses) included in net income	67,916	5,262	62,654
Foreign currency translation adjustments	(32,060)	(350)	(31,710)
Other comprehensive income (loss)	$(204,583)	$(14,296)	$(190,287)

Three Months Ended September 30, 2020
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$119,265	$8,483	$110,782
Less reclassification of net realized gains (losses) included in net income	89,204	9,401	79,803
Foreign currency translation adjustments	16,918	209	16,709
Other comprehensive income (loss)	$46,979	$(709)	$47,688

Nine Months Ended September 30, 2021
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(307,910)	$(28,808)	$(279,102)
Less reclassification of net realized gains (losses) included in net income	134,083	13,579	120,504
Foreign currency translation adjustments	(54,083)	6	(54,089)
Other comprehensive income (loss)	$(496,076)	$(42,381)	$(453,695)

Nine Months Ended September 30, 2020
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$611,390	$65,099	$546,291
Less reclassification of net realized gains (losses) included in net income	411,137	42,714	368,423
Foreign currency translation adjustments	(5,911)	(182)	(5,729)
Other comprehensive income (loss)	$194,342	$22,203	$172,139

ARCH CAPITAL	40	2021 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14.    Income Taxes

The Company’s income tax provision on income before income taxes, including income (loss) from operating affiliates, resulted in an effective tax rate of 5.5% for the nine months ended September 30, 2021, compared to 8.2% for the nine months ended September 30, 2020. The effective tax rate for the 2021 period included discrete income tax benefits of $28.7 million which had the effect of decreasing the effective tax rate on net income available to Arch common shareholders by 1.7%. The discrete tax items in the 2021 period primarily related to the partial release of a valuation allowance on certain U.K. deferred tax assets.
The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
The Company had a net deferred tax asset of $162.5 million at September 30, 2021, compared to a net deferred tax asset of $15.7 million at December 31, 2020. The change is primarily a result of mortgage contingency reserves activity, fixed asset capitalization and market value fluctuations in the investment portfolio. In addition, the Company paid $202.4 million and $146.8 million of income taxes for the nine months ended September 30, 2021 and 2020, respectively.
15.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of September 30, 2021, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.
16.    Transactions with Related Parties

In the 2021 first quarter, as part of the Company’s acquisition of Barbican, the Company entered into an agreement with Premia Managing Agency Limited for the reinsurance to close of Syndicate 1955’s 2018 underwriting year of account into Premia Syndicate 1884’s 2021 underwriting year of account. The reinsurance to close covers legacy business underwritten by Syndicate 1955 on the underwriting 2018 and prior years of account and under the agreement, approximately $380 million of net liabilities was transferred to Syndicate 1884, with an effective date of January 1, 2021. Barbican recorded reinsurance recoverable on unpaid and paid losses and funds held liability of nil and $8.8 million, respectively, at September 30, 2021, compared to
$199.8 million and $149.6 million, respectively, at December 31, 2020.
In July 2021, following consummation of the Merger Agreement and the related Greysbridge equity financing, pursuant to which Watford is wholly owned by Greysbridge, and Greysbridge is owned 40% by the Company, 30% by certain funds managed by Kelso and 30% by certain funds managed by Warburg, the Company entered into certain reinsurance transactions with Watford. For the three months ended September 30, 2021, the Company ceded premiums written related to such transactions of $316.2 million (which includes reinsurance transactions in force as well as those entered into in conjunction with the Merger Agreement). In addition, Watford paid certain acquisition costs and administrative fees to the Company. At September 30, 2021, the Company recorded a reinsurance recoverable on unpaid and paid losses from Watford of $874.9 million and a reinsurance balance payable to Watford of $281.2 million. See note 12, “Variable Interest Entities and Noncontrolling Interests,” for information about Watford.
The Company has a put/call option that was entered into in connection with the Greysbridge equity financing, whereby beginning January 1, 2024 the Company will have a call right (but not the obligation) and Warburg and Kelso will each have a put right (but not the obligation) to buy/sell one third of their initial shares annually at the tangible book value per share of Greysbridge for the most recently ended fiscal quarter.
As of September 30, 2021, the Company owns $35.0 million in aggregate principal amount of Watford Holdings Ltd’s 6.5% senior notes, due July 2, 2029 and approximately 6.6% of Watford’s preference shares.
17.    Subsequent Event

Share Repurchases
In October 2021, the Company announced that its Board of Directors has increased its share repurchase program to an aggregate of up to $1.5 billion, which may be effected from time to time in open market or privately negotiated transactions through December 31, 2022. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.
From October 1 to October 13, 2021, the Company repurchased approximately 1.2 million common shares for an aggregate purchase price of $45.5 million. At October 27, 2021 approximately $1.5 billion of repurchases were available under the share repurchase program.

ARCH CAPITAL	41	2021 THIRD QUARTER FORM 10-Q

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
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “Arch”, “we” or “us”) is a publicly listed Bermuda exempted company with approximately $16.1 billion in capital at September 30, 2021 and, through operations in Bermuda, the United States, Europe, Canada, Australia and Hong Kong, writes insurance, reinsurance and mortgage insurance on a worldwide basis.
CURRENT OUTLOOK

As we approach the end of 2021, our three areas of focus during the year have remained constant. In our property and casualty segments of insurance and reinsurance, we continue our growth in the sectors where rates allow for returns that are substantially higher than our cost of capital. Our mortgage insurance segment has transitioned, for the most part, from forbearance to recovery and is producing results that made a significant contribution to our underwriting income in the third quarter. We have also been keenly focused on actively managing our investments and capital to enhance our returns over the long run.
The 2021 third quarter reflected the benefits of attractive pricing in almost all of our insurance markets. As a result, we currently expect the next several quarters to continue to show improved underwriting margins, partially due to the compounding of rate-on-rate increases and the rebalancing of our mix of business. We believe that this time-tested strategy of protecting capital through soft markets and increasing our writings in hard markets gives us the best chance to generate superior risk adjusted returns over time. As long as rate increases support returns above our required thresholds, we expect to continue to grow our writings.
The trajectory and market acceptance of rate increases reinforce why we remain optimistic that improved economics in the property casualty market will be sustainable for some time. The property casualty industry is facing many degrees of uncertainty, including heightened catastrophe activity, rising inflation, COVID’s ongoing influence on the global economy and perennially low interest rates.
Rate improvements have enabled us to continue to expand writings in our property casualty segments as we have been for two years now. Rate increases remain well above the long-term loss cost trends and have spread to more lines than last year. Overall, 2021 rates are up around 10% compared to 2020 and we currently expect that the benefit of higher premium levels will be reflected well into 2022 and beyond. Positive rate increases have accelerated in lower limit accounts which, until now, had lagged the increases in larger accounts. Our early focus on Lloyd’s and business in the UK has improved our scale and our economics in this market. Some of our business lines that were most impacted by COVID, like travel, are recapturing some of the lost volume as both business and consumer travel increases.
In reinsurance, strong growth was observed across most of our lines of business, but especially in our casualty and other specialty lines where strong rates increases and growth in new accounts helped increase the top line. At less than 6% of our tangible equity, we remained underweight in property catastrophe exposure and we will deploy more capital to the line if expected returns improve meaningfully above our target. Consistent with our insurance segment, we expect the ongoing rate improvements to be reflected in our underwriting results over the next several quarters.
For our U.S. primary mortgage operations, delinquencies continue to be better than our expectations at the beginning of the COVID-19 pandemic, as notices of default have declined to pre-pandemic levels at September 30, 2021, which is another indicator of improved conditions. Additionally, loans in forbearance continue to decline as federal programs conclude and we remain optimistic that most of these loans will ultimately cure.
In the 2021 third quarter, insurance in force for our U.S. primary mortgage operations remained steady at $280.4 billion, while insurance in force for the total mortgage segment was $457.7 billion. Overall, the market remains competitive but rational and our mortgage business continues to generate returns on capital in the mid teens. Mortgage originations continue at a pace similar to last year’s record origination volume and credit quality remains excellent. Outside of the U.S., we increased our writings in Australia as a result of the housing market remaining strong and due to our acquisition of Westpac’s LMI business.

ARCH CAPITAL	42	2021 THIRD QUARTER FORM 10-Q

We remain committed to providing solutions across many offerings as the marketplace evolves, including the mortgage credit risk transfer programs initiated by government sponsored enterprises, or “GSEs.” In addition, we enter into aggregate excess of loss mortgage reinsurance agreements with various special purpose reinsurance companies domiciled in Bermuda and issue mortgage insurance linked notes, increasing our protection for mortgage tail risk. The Bellemeade structures provide approximately $5.1 billion of aggregate reinsurance coverage at September 30, 2021.
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
Book value per share was $32.43 at September 30, 2021, compared to $32.02 at June 30, 2021 and $28.75 at September 30, 2020. The 1.3% increase in book value per share for the 2021 third quarter reflected strong underwriting returns, which were impacted by a high level of losses from catastrophic events, along with flat total return on investments for the period. The 12.8% increase in book value per share over the trailing twelve months primarily reflected strong underwriting results.
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
Our Operating ROAE was 9.3% for the 2021 third quarter, compared to 4.2% for the 2020 third quarter, and 10.1% for the nine months ended September 30, 2021, compared to 3.9% for the 2020 period. Results for the 2021 third quarter reflected a one-time gain of $95.7 million recognized from the Company’s previously disclosed acquisition of a 40% share of Greysbridge. Returns for the 2021 periods reflected strong underwriting returns and income from operating affiliates, while the 2020 period reflected the impact of COVID-19 on underwriting results.
Total Return on Investments
Total return on investments includes investment income, equity in net income or loss of investment funds accounted for using the equity method, net realized gains and losses (excluding changes in the allowance for credit losses on non-investment related financial assets) and the change in unrealized gains and losses generated by Arch’s investment portfolio. Total return is calculated on a pre-tax basis and before investment expenses and reflects the effect of financial market conditions along with foreign currency fluctuations. In addition, total return incorporates the timing of investment returns during the periods. The following table summarizes our total return compared to the benchmark return against which we measured our portfolio during the periods. See “Comment on Non-GAAP Financial Measures.”

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2021 Third Quarter	0.01%	(0.40)%
2020 Third Quarter	2.30%	2.41%

Nine Months Ended September 30, 2021	1.50%	0.87%
Nine Months Ended September 30, 2020	5.19%	3.67%

Total return for the 2021 third quarter reflected movements in interest rates and credit spreads on our fixed income portfolio. We continue to maintain a short duration on our portfolio of 2.68 years at September 30, 2021.
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

ARCH CAPITAL	43	2021 THIRD QUARTER FORM 10-Q

generally we do not adjust the composition of the benchmark return index except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide, unlike many master indices that change based on the size of their constituent indices, a relatively stable basket of investable indices. At September 30, 2021, the benchmark return index had an average credit quality of “Aa2” by Moody’s Investors Service (“Moody’s”), and an estimated duration of 3.18 years.
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

COMMENT ON NON-GAAP FINANCIAL MEASURES

Throughout this filing, we present our operations in the way we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use our financial information in evaluating the performance of our company. This presentation includes the use of after-tax operating income available to Arch common shareholders, which is defined as net income available to Arch common shareholders, excluding net realized gains or losses (which includes changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings), equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other, loss on redemption of preferred shares and income taxes, and the use of annualized operating return on average common equity. The presentation of after-tax operating income available to Arch common shareholders and annualized operating return on average common equity are non-GAAP financial measures as defined in Regulation G. The reconciliation of such measures to net income available to Arch common shareholders and annualized net income return on average common equity (the most directly comparable GAAP financial measures) in accordance with Regulation G is included under “Results of Operations” below.
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

ARCH CAPITAL	44	2021 THIRD QUARTER FORM 10-Q

(either limited partnerships or limited liability companies). In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). This method of accounting is different from the way we account for our other fixed maturity securities and the timing of the recognition of equity in net income or loss of investment funds accounted for using the equity method may differ from gains or losses in the future upon sale or maturity of such investments. Transaction costs and other include advisory, financing, legal, severance, incentive compensation and other transaction costs related to acquisitions. We believe that transaction costs and other, due to their non-recurring nature, are not indicative of the performance of, or trends in, our business performance. The loss on redemption of preferred shares related to the redemption of the Company's Series E preferred shares in September 2021 and had no impact on shareholders' equity or cash flows. Due to these reasons, we exclude net realized gains or losses, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other and loss on redemption of preferred shares from the calculation of after-tax operating income available to Arch common shareholders.
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
Our segment information includes the presentation of consolidated underwriting income or loss and a subtotal of underwriting income or loss before the contribution from the ‘other’ segment, through June 30, 2021. Such measures represent the pre-tax profitability of our underwriting operations and include net premiums earned plus other underwriting income, less losses and loss adjustment expenses, acquisition expenses and other operating expenses. Other operating expenses include those operating expenses that are incremental and/or directly attributable to our individual underwriting operations. Underwriting income or loss does not incorporate items included in our corporate
(non-underwriting) segment. While these measures are presented in note 5, “Segment Information,” of the notes accompanying our consolidated financial statements, they are considered non-GAAP financial measures when presented elsewhere on a consolidated basis. The reconciliations of underwriting income or loss to income before income taxes (the most directly comparable GAAP financial measure) on a consolidated basis and a subtotal before the contribution from the ‘other’ segment through June 30, 2021, in accordance with Regulation G, is shown in note 5, “Segment Information” to our consolidated financial statements.

We measure segment performance for our three underwriting segments based on underwriting income or loss. We do not manage our assets by underwriting segment, with the exception of goodwill and intangibles and, accordingly, investment income and other non-underwriting related items are not allocated to each underwriting segment. The ‘other’ segment includes the results of Watford through June 30, 2021.
Along with consolidated underwriting income, we provide a subtotal of underwriting income or loss before the contribution from the ‘other’ segment. Through June 30, 2021, the ‘other’ segment included the results of Watford Holdings Ltd. Watford Holdings Ltd. is the parent of Watford Re Ltd., a multi-line Bermuda reinsurance company (together with Watford Holdings Ltd., “Watford”). Pursuant to GAAP, Watford was considered a variable interest entity and we concluded that we were the primary beneficiary of Watford. As such, we consolidated the results of Watford in our consolidated financial statements through June 30, 2021. In the 2020 fourth quarter, Arch Capital, Watford, and Greysbridge Ltd., a wholly-owned subsidiary of Arch Capital, entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”). Arch Capital assigned its rights under the Merger Agreement to Greysbridge Holdings Ltd. (“Greysbridge”). The merger and the related Greysbridge equity financing closed on July 1, 2021. Effective July 1, 2021, Watford is wholly owned by Greysbridge, and Greysbridge is owned 40% by Arch and 30% by certain funds managed by Kelso and 30% by certain funds managed by Warburg. Based on the governing documents of Greysbridge, we concluded that, while we retain significant influence over Greysbridge, Greysbridge does not constitute a variable interest entity. Accordingly, effective July 1, 2021, we no longer consolidate the results of Watford in our consolidated financial statements and footnotes. See note 12, “Variable Interest Entities and Noncontrolling Interests” and note 5, “Segment Information,” to our consolidated financial statements for additional information on Watford.

Our presentation of segment information includes the use of a current year loss ratio which excludes favorable or adverse

ARCH CAPITAL	45	2021 THIRD QUARTER FORM 10-Q

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income available to Arch common shareholders	$388,751	$408,636	$1,480,324	$830,768
Net realized (gains) losses	25,040	(219,726)	(247,949)	(517,007)
Equity in net (income) loss of investment funds accounted for using the equity method	(105,398)	(126,735)	(299,270)	(57,407)
Net foreign exchange (gains) losses	(36,078)	39,462	(39,522)	17,003
Transaction costs and other	1,036	1,674	889	5,246
Loss on redemption of preferred shares	15,101	—	15,101	—
Income tax expense (1)	6,236	17,010	32,100	48,088
After-tax operating income available to Arch common shareholders	$294,688	$120,321	$941,673	$326,691

Beginning common shareholders’ equity	$12,706,072	$11,211,825	$12,325,886	$10,717,371
Ending common shareholders’ equity	$12,557,526	$11,671,997	$12,557,526	$11,671,997
Average common shareholders’ equity	$12,631,799	$11,441,911	$12,441,706	$11,194,684

Annualized net income return on average common equity %	12.3	14.3	15.9	9.9
Annualized operating return on average common equity %	9.3	4.2	10.1	3.9
(1) Income tax expense on net realized gains or losses, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses and transaction costs and other reflects the relative mix reported by jurisdiction and the varying tax rates in each jurisdiction.

ARCH CAPITAL	46	2021 THIRD QUARTER FORM 10-Q

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
Insurance Segment
The following tables set forth our insurance segment’s underwriting results:

	Three Months Ended September 30,
	2021	2020	% Change
Gross premiums written	$1,596,619	$1,206,328	32.4
Premiums ceded	(442,806)	(382,167)
Net premiums written	1,153,813	824,161	40.0
Change in unearned premiums	(215,143)	(105,007)
Net premiums earned	938,670	719,154	30.5
Other underwriting income (loss)	—	(31)
Losses and loss adjustment expenses	(668,630)	(525,321)
Acquisition expenses	(152,467)	(102,420)
Other operating expenses	(138,931)	(122,541)
Underwriting income (loss)	$(21,358)	$(31,159)	31.5

Underwriting Ratios			% Point Change
Loss ratio	71.2%	73.0%	(1.8)
Acquisition expense ratio	16.2%	14.2%	2.0
Other operating expense ratio	14.8%	17.0%	(2.2)
Combined ratio	102.2%	104.2%	(2.0)

	Nine Months Ended September 30,
	2021	2020	% Change
Gross premiums written	$4,381,372	$3,444,335	27.2
Premiums ceded	(1,269,165)	(1,119,165)
Net premiums written	3,112,207	2,325,170	33.8
Change in unearned premiums	(488,636)	(202,188)
Net premiums earned	2,623,571	2,122,982	23.6
Other underwriting income	—	(31)
Losses and loss adjustment expenses	(1,750,257)	(1,550,632)
Acquisition expenses	(417,541)	(317,428)
Other operating expenses	(409,386)	(370,947)
Underwriting income (loss)	$46,387	$(116,056)	140.0

Underwriting Ratios			% Point Change
Loss ratio	66.7%	73.0%	(6.3)
Acquisition expense ratio	15.9%	15.0%	0.9
Other operating expense ratio	15.6%	17.5%	(1.9)
Combined ratio	98.2%	105.5%	(7.3)
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

ARCH CAPITAL	47	2021 THIRD QUARTER FORM 10-Q

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
Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,
	2021		2020
	Amount	%	Amount	%
Property, energy, marine and aviation	$215,062	18.6	$152,193	18.5
Professional lines	310,185	26.9	199,163	24.2
Programs	196,048	17.0	123,768	15.0
Construction and national accounts	92,253	8.0	88,790	10.8
Excess and surplus casualty	98,320	8.5	78,889	9.6
Travel, accident and health	62,837	5.4	28,972	3.5
Lenders products	38,905	3.4	60,830	7.4
Other	140,203	12.2	91,556	11.1
Total	$1,153,813	100.0	$824,161	100.0
2021 Third Quarter versus 2020 Period. Gross premiums written by the insurance segment in the 2021 third quarter were 32.4% higher than in the 2020 third quarter, while net premiums written were 40.0% higher. The higher level of net premiums written reflected increases in most lines of business, due in part to rate increases, new business opportunities and growth in existing accounts.

	Nine Months Ended September 30,
	2021		2020
	Amount	%	Amount	%
Property, energy, marine and aviation	$593,322	19.1	$439,579	18.9
Professional Lines	803,392	25.8	526,180	22.6
Programs	503,822	16.2	341,230	14.7
Construction and national accounts	304,624	9.8	261,933	11.3
Excess and surplus casualty	258,259	8.3	209,011	9.0
Travel, accident and health	226,214	7.3	183,015	7.9
Lenders products	114,151	3.7	117,812	5.1
Other	308,423	9.9	246,410	10.6
Total	$3,112,207	100.0	$2,325,170	100.0
Nine Months Ended September 30, 2021 versus 2020 Period. Gross premiums written by the insurance segment for the nine months ended September 30, 2021 were 27.2% higher than in the 2020 period, while net premiums written were 33.8% higher than in the 2020 period. The increase in net premiums written reflected growth across most lines of business, due in part to rate increases, new business opportunities and growth in existing accounts.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,
	2021		2020
	Amount	%	Amount	%
Property, energy, marine and aviation	$187,905	20.0	$133,827	18.6
Professional lines	249,007	26.5	168,502	23.4
Programs	137,299	14.6	104,861	14.6
Construction and national accounts	94,523	10.1	95,386	13.3
Excess and surplus casualty	84,048	9.0	69,978	9.7
Travel, accident and health	56,102	6.0	36,726	5.1
Lenders products	33,030	3.5	33,401	4.6
Other	96,756	10.3	76,473	10.6
Total	$938,670	100.0	$719,154	100.0

ARCH CAPITAL	48	2021 THIRD QUARTER FORM 10-Q

	Nine Months Ended September 30,
	2021		2020
	Amount	%	Amount	%
Property, energy, marine and aviation	$512,880	19.5	$365,791	17.2
Professional Lines	662,776	25.3	475,014	22.4
Programs	369,113	14.1	322,203	15.2
Construction and national accounts	293,043	11.2	286,691	13.5
Excess and surplus casualty	232,314	8.9	196,041	9.2
Travel, accident and health	168,378	6.4	166,218	7.8
Lenders products	119,507	4.6	81,855	3.9
Other	265,560	10.1	229,169	10.8
Total	$2,623,571	100.0	$2,122,982	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters. Net premiums earned in the 2021 third quarter were 30.5% higher than in the 2020 third quarter. Net premiums earned for the nine months ended September 30, 2021 were 23.6% higher than in the 2020 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Current year	71.7%	73.3%	67.2%	73.3%
Prior period reserve development	(0.5)%	(0.3)%	(0.5)%	(0.3)%
Loss ratio	71.2%	73.0%	66.7%	73.0%
Current Year Loss Ratio.
2021 Third Quarter versus 2020 Period. The insurance segment’s current year loss ratio in the 2021 third quarter was 1.6 points lower than in the 2020 third quarter. The 2021 third quarter loss ratio reflected 12.2 points of current year catastrophic activity, primarily related to Hurricane Ida and other global events, compared to 10.3 points of catastrophic activity for the 2020 third quarter, which included exposure to the COVID-19 global pandemic. The insurance segment’s current year loss ratio for the nine months ended September 30, 2021 was 6.1 points lower than in the 2020 period and reflected 7.0 points of current year catastrophic activity, compared to 9.9 points in the 2020 period. The balance of the change in the 2021 loss ratios resulted, in part, from changes in mix of business and the level of large attritional losses.
Prior Period Reserve Development.
The insurance segment’s net favorable development was $5.1 million, or 0.5 points, for the 2021 third quarter, compared to $2.3 million, or 0.3 points, for the 2020 third quarter, and $13.1 million, or 0.5 points for the nine months ended September 30, 2021, compared to $5.9 million, or 0.3 points, for the 2020 period. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
2021 Third Quarter versus 2020 Period. The insurance segment’s underwriting expense ratio was 31.0% in the 2021 third quarter, consistent with 31.2% in the 2020 third quarter.
Nine Months Ended September 30, 2021 versus 2020 Period. The insurance segment’s underwriting expense ratio was 31.5% for the nine months ended September 30, 2021, compared to 32.5% for the 2020 period, with the decrease primarily due to growth in net premiums earned.
Reinsurance Segment
The following tables set forth our reinsurance segment’s underwriting results:

	Three Months Ended September 30,
	2021	2020	% Change
Gross premiums written	$1,251,760	$1,004,590	24.6
Premiums ceded	(630,371)	(400,388)
Net premiums written	621,389	604,202	2.8
Change in unearned premiums	57,313	(49,704)
Net premiums earned	678,702	554,498	22.4
Other underwriting income (loss)	3,293	298
Losses and loss adjustment expenses	(545,846)	(422,084)
Acquisition expenses	(129,450)	(85,388)
Other operating expenses	(45,647)	(41,818)
Underwriting income (loss)	$(38,948)	$5,506	(807.4)

Underwriting Ratios			% Point Change
Loss ratio	80.4%	76.1%	4.3
Acquisition expense ratio	19.1%	15.4%	3.7
Other operating expense ratio	6.7%	7.5%	(0.8)
Combined ratio	106.2%	99.0%	7.2

ARCH CAPITAL	49	2021 THIRD QUARTER FORM 10-Q

	Nine Months Ended September 30,
	2021	2020	% Change
Gross premiums written	$4,080,840	$2,934,174	39.1
Premiums ceded	(1,535,607)	(967,698)
Net premiums written	2,545,233	1,966,476	29.4
Change in unearned premiums	(484,607)	(388,321)
Net premiums earned	2,060,626	1,578,155	30.6
Other underwriting income	3,148	1,767
Losses and loss adjustment expenses	(1,494,539)	(1,235,586)
Acquisition expenses	(381,060)	(255,516)
Other operating expenses	(150,856)	(125,831)
Underwriting income (loss)	$37,319	$(37,011)	200.8

Underwriting Ratios			% Point Change
Loss ratio	72.5%	78.3%	(5.8)
Acquisition expense ratio	18.5%	16.2%	2.3
Other operating expense ratio	7.3%	8.0%	(0.7)
Combined ratio	98.3%	102.5%	(4.2)
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
Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,
	2021		2020
	Amount	%	Amount	%
Property excluding property catastrophe	$237,025	38.1	$223,880	37.1
Property catastrophe	(7,125)	(1.1)	42,125	7.0
Other specialty	167,006	26.9	159,969	26.5
Casualty	187,066	30.1	142,401	23.6
Marine and aviation	19,159	3.1	27,839	4.6
Other	18,258	2.9	7,988	1.3
Total	$621,389	100.0	$604,202	100.0
2021 Third Quarter versus 2020 Period. Gross premiums written by the reinsurance segment in the 2021 third quarter were 24.6% higher than in the 2020 third quarter, while net premiums written were 2.8% higher. The lower level of growth in net premiums written compared to gross premiums written primarily reflected a higher level of premiums ceded due to a one-time $161.2 million adjustment, resulting from retrocessions to Watford following its ownership change on July 1, 2021. Absent this item, the growth in net premiums written would have been 29.5%, consistent with the level of growth in gross premiums written, reflecting increases in most lines of business, due in part to new business opportunities and rate increases.

ARCH CAPITAL	50	2021 THIRD QUARTER FORM 10-Q

	Nine Months Ended September 30,
	2021		2020
	Amount	%	Amount	%
Property excluding property catastrophe	$778,959	30.6	$546,443	27.8
Property catastrophe	197,724	7.8	248,893	12.7
Other Specialty	747,662	29.4	562,296	28.6
Casualty	631,212	24.8	438,330	22.3
Marine and aviation	131,045	5.1	109,996	5.6
Other	58,631	2.3	60,518	3.1
Total	$2,545,233	100.0	$1,966,476	100.0
Nine Months Ended September 30, 2021 versus 2020 Period. Gross premiums written by the reinsurance segment for the nine months ended September 30, 2021 were 39.1% higher than in the 2020 period, while net premiums written were 29.4% higher than in the 2020 period. The increase in net premiums written reflected growth in property excluding property catastrophe, other specialty and casualty primarily due to new business and rate increases.
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,
	2021		2020
	Amount	%	Amount	%
Property excluding property catastrophe	$210,280	31.0	$163,081	29.4
Property catastrophe	61,107	9.0	69,524	12.5
Other specialty	195,649	28.8	141,201	25.5
Casualty	159,697	23.5	136,421	24.6
Marine and aviation	29,818	4.4	26,744	4.8
Other	22,151	3.3	17,527	3.2
Total	$678,702	100.0	$554,498	100.0

	Nine Months Ended September 30,
	2021		2020
	Amount	%	Amount	%
Property excluding property catastrophe	$600,842	29.2	$399,752	25.3
Property catastrophe	225,285	10.9	177,750	11.3
Other Specialty	571,364	27.7	467,592	29.6
Casualty	492,574	23.9	404,248	25.6
Marine and aviation	112,699	5.5	76,562	4.9
Other	57,862	2.8	52,251	3.3
Total	$2,060,626	100.0	$1,578,155	100.0
Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned by the reinsurance segment in the 2021 third quarter were 22.4% higher than in the 2020 third quarter, and reflect changes in net premiums written over the previous five quarters. For the nine months ended September 30, 2021, net premiums earned were 30.6% higher than in the 2020 period.
Other Underwriting Income (Loss).
Other underwriting income for the 2021 third quarter was $3.3 million, compared to an income of $0.3 million for the 2020 third quarter, and an income of $3.1 million for the nine months ended September 30, 2021, compared to an income of $1.8 million for the 2020 period.

Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Current year	91.1%	83.7%	78.3%	84.2%
Prior period reserve development	(10.7)%	(7.6)%	(5.8)%	(5.9)%
Loss ratio	80.4%	76.1%	72.5%	78.3%
Current Year Loss Ratio.
2021 Third Quarter versus 2020 Period. The reinsurance segment’s current year loss ratio in the 2021 third quarter was 7.4 points higher than in the 2020 third quarter. The 2021 third quarter loss ratio reflected 34.6 points of current year catastrophic activity, primarily related to Hurricane Ida, European floods and other global events. The 2020 third quarter included 26.1 points of catastrophic activity, which included exposure to the COVID-19 pandemic.
Nine Months Ended September 30, 2021 versus 2020 Period. The reinsurance segment’s current year loss ratio for the nine months ended September 30, 2021 was 5.9 points lower than in the 2020 period and reflected 20.1 points of current year catastrophic activity, compared to 21.6 points in the 2020 period. The 2020 period loss ratio included exposure to the COVID-19 pandemic.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $72.3 million, or 10.7 points, for the 2021 third quarter, compared to $42.0 million, or 7.6 points, for the 2020 third quarter, and $119.6 million, or 5.8 points, for the nine months ended September 30, 2021, compared to $93.8 million, or 5.9 points, for the 2020 period. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
2021 Third Quarter versus 2020 Period. The underwriting expense ratio for the reinsurance segment was 25.8% in the

ARCH CAPITAL	51	2021 THIRD QUARTER FORM 10-Q

2021 third quarter, compared to 22.9% in the 2020 third quarter, with the increase primarily resulting from changes in mix of business to lines with higher acquisition costs and a higher level of expenses related to favorable development of prior year loss reserves.
Nine Months Ended September 30, 2021 versus 2020 Period. The underwriting expense ratio for the reinsurance segment was 25.8% for the nine months ended September 30, 2021, compared to 24.2% for the 2020 period. The comparison of the underwriting expense ratios also reflected changes in the mix and type of business and a higher level of net premiums earned for the 2021 period.
Mortgage Segment
Our mortgage operations include U.S. and international mortgage insurance and reinsurance operations as well as participation in GSE credit risk-sharing transactions. Our mortgage group includes direct mortgage insurance in the U.S. primarily through Arch Mortgage Insurance Company, United Guaranty Residential Insurance Company and Arch Mortgage Guaranty Company (together, “Arch MI U.S.”); mortgage reinsurance by Arch Reinsurance Ltd. (“Arch Re Bermuda”) to mortgage insurers on both a proportional and non-proportional basis globally; direct mortgage insurance in Europe through Arch Insurance (EU) Designated Activity Company (“Arch Insurance EU”); in Hong Kong through Arch MI Asia Limited (“Arch MI Asia”); in Australia through Arch Lenders Mortgage Indemnity Limited (“ALMI”) and participation in various GSE credit risk-sharing products primarily through Arch Re Bermuda.
The following tables set forth our mortgage segment’s underwriting results.

	Three Months Ended September 30,
	2021	2020	% Change
Gross premiums written	$360,934	$346,248	4.2
Premiums ceded	(60,207)	(47,783)
Net premiums written	300,727	298,465	0.8
Change in unearned premiums	11,238	52,944
Net premiums earned	311,965	351,409	(11.2)
Other underwriting income	3,981	4,600
Losses and loss adjustment expenses	(11,543)	(153,055)
Acquisition expenses	(24,098)	(35,716)
Other operating expenses	(46,254)	(36,708)
Underwriting income	$234,051	$130,530	79.3

Underwriting Ratios			% Point Change
Loss ratio	3.7%	43.6%	(39.9)
Acquisition expense ratio	7.7%	10.2%	(2.5)
Other operating expense ratio	14.8%	10.4%	4.4
Combined ratio	26.2%	64.2%	(38.0)

	Nine Months Ended September 30,
	2021	2020	% Change
Gross premiums written	$1,143,691	$1,084,337	5.5
Premiums ceded	(171,923)	(136,154)
Net premiums written	971,768	948,183	2.5
Change in unearned premiums	10,735	113,965
Net premiums earned	982,503	1,062,148	(7.5)
Other underwriting income	15,026	15,649
Losses and loss adjustment expenses	(85,112)	(444,721)
Acquisition expenses	(84,297)	(108,304)
Other operating expenses	(143,697)	(120,178)
Underwriting income	$684,423	$404,594	69.2

Underwriting Ratios			% Point Change
Loss ratio	8.7%	41.9%	(33.2)
Acquisition expense ratio	8.6%	10.2%	(1.6)
Other operating expense ratio	14.6%	11.3%	3.3
Combined ratio	31.9%	63.4%	(31.5)
Premiums Written.
The following tables set forth our mortgage segment’s net premiums written by underwriting location (i.e., where the business is underwritten):

	Three Months Ended September 30,
	2021		2020
	Amount	%	Amount	%
Underwriting location:
United States	$221,315	73.6	$245,971	82.4
Other	79,412	26.4	52,494	17.6
Total	$300,727	100.0	$298,465	100.0
2021 Third Quarter versus 2020 Period. Gross premiums written by the mortgage segment in the 2021 third quarter were 4.2% higher than in the 2020 third quarter, while net premiums written were 0.8% higher. The increase in gross premiums written reflected growth in Australian single premium mortgage insurance partially as a result of the previously disclosed acquisition of Westpac Lenders Mortgage Insurance Limited. The lower increase in net premiums written reflected a higher level of premiums ceded on U.S. primary mortgage insurance.

	Nine Months Ended September 30,
	2021		2020
	Amount	%	Amount	%
Underwriting location:
United States	$703,489	72.4	$771,203	81.3
Other	268,279	27.6	176,980	18.7
Total	$971,768	100.0	$948,183	100.0
Nine Months Ended September 30, 2021 versus 2020 Period. Gross premiums written by the mortgage segment for the nine months ended September 30, 2021 were 5.5% higher than in the 2020 period, while net premiums written for the nine months ended September 30, 2021 were 2.5% higher

ARCH CAPITAL	52	2021 THIRD QUARTER FORM 10-Q

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
The persistency rate, which represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period, was 57.7% for the Arch MI U.S. portfolio of mortgage insurance policies at September 30, 2021, reflecting the higher level of mortgage refinancing activity, compared to 58.7% at December 31, 2020.
The following tables provide details on the new insurance written (“NIW”) generated by Arch MI U.S. NIW represents the original principal balance of all loans that received coverage during the period.

(U.S. Dollars in millions)	Three Months Ended September 30,
	2021		2020
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$27,841		$32,787

Credit quality (FICO):
>=740	$17,514	62.9	$21,160	64.5
680-739	9,012	32.4	10,562	32.2
620-679	1,315	4.7	1,065	3.2
Total	$27,841	100.0	$32,787	100.0

Loan-to-value (LTV):
95.01% and above	$1,554	5.6	$2,561	7.8
90.01% to 95.00%	14,240	51.1	13,967	42.6
85.01% to 90.00%	8,394	30.1	10,052	30.7
85.00% and below	3,653	13.1	6,207	18.9
Total	$27,841	100.0	$32,787	100.0

Monthly vs. single:
Monthly	$26,515	95.2	$31,928	97.4
Single	1,326	4.8	859	2.6
Total	$27,841	100.0	$32,787	100.0

Purchase vs. refinance:
Purchase	$25,711	92.3	$24,256	74.0
Refinance	2,130	7.7	8,531	26.0
Total	$27,841	100.0	$32,787	100.0
(1)Represents the original principal balance of all loans that received coverage during the period.

(U.S. Dollars in millions)	Nine Months Ended September 30,
	2021		2020
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$83,232		$74,116

Credit quality (FICO):
>=740	$54,572	65.6	$47,080	63.5
680-739	25,543	30.7	24,130	32.6
620-679	3,117	3.7	2,906	3.9
Total	$83,232	100.0	$74,116	100.0

Loan-to-value (LTV):
95.01% and above	$4,646	5.6	$6,177	8.3
90.01% to 95.00%	40,464	48.6	30,569	41.2
85.01% to 90.00%	25,381	30.5	23,521	31.7
85.01% and below	12,741	15.3	13,849	18.7
Total	$83,232	100.0	$74,116	100.0

Monthly vs. single:
Monthly	$78,229	94.0	$71,011	95.8
Single	5,003	6.0	3,105	4.2
Total	$83,232	100.0	$74,116	100.0

Purchase vs. refinance:
Purchase	$71,226	85.6	$51,511	69.5
Refinance	12,006	14.4	22,605	30.5
Total	$83,232	100.0	$74,116	100.0
(1)Represents the original principal balance of all loans that received coverage during the period.
Net Premiums Earned.
The following tables set forth our mortgage segment’s net premiums earned by underwriting location:

	Three Months Ended September 30,
	2021		2020
	Amount	%	Amount	%
Underwriting location:
United States	$236,892	75.9	$290,451	82.7
Other	75,073	24.1	60,958	17.3
Total	$311,965	100.0	$351,409	100.0
2021 Third Quarter versus 2020 Period. Net premiums earned for the 2021 third quarter were 11.2% lower than in the 2020 third quarter, and reflected a lower level of single premium policy terminations.

ARCH CAPITAL	53	2021 THIRD QUARTER FORM 10-Q

	Nine Months Ended September 30,
	2021		2020
	Amount	%	Amount	%

Underwriting location:
United States	$747,830	76.1	$884,265	83.3
Other	234,673	23.9	177,883	16.7
Total	$982,503	100.0	$1,062,148	100.0
Nine Months Ended September 30, 2021 versus 2020 Period. Net premiums earned for the nine months ended September 30, 2021 were 7.5% lower than in the 2020 period, primarily reflecting a lower level of single premiums earned, partially offset by an increase in earnings from Australian single premium policy terminations.
Other Underwriting Income.
Other underwriting income, which is primarily related to GSE credit risk-sharing transactions was $4.0 million for the 2021 third quarter, compared to $4.6 million for the 2020 third quarter.
Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Current year	18.2%	44.9%	18.8%	42.9%
Prior period reserve development	(14.5)%	(1.3)%	(10.1)%	(1.0)%
Loss ratio	3.7%	43.6%	8.7%	41.9%
Current Year Loss Ratio.
2021 Third Quarter versus 2020 Period. The mortgage segment’s current year loss ratio was 26.7 points lower in the 2021 third quarter than in the 2020 third quarter. The mortgage segment’s current year loss ratio was 24.1 points lower for the nine months ended September 30, 2021 than for the 2020 period. The lower current year loss ratios for the 2021 period reflect decrease in loss assumptions related to COVID-19 pandemic, primarily driven by lower delinquencies.
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
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $45.1 million, or 14.5 points, for the 2021 third quarter, compared to $4.5 million, or 1.3 points, for the 2020 third quarter, and $99.1 million, or 10.1 points, for the nine months ended September 30, 2021, compared to $10.8 million, or 1.0 points, for the 2020 period. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
2021 Third Quarter versus 2020 Period. The underwriting expense ratio for the mortgage segment was 22.5% in the 2021 third quarter, compared to 20.6% in the 2020 third quarter, with the increase primarily due to a lower level in net premiums earned on U.S. primary mortgage insurance business.
Nine Months Ended September 30, 2021 versus 2020 Period. The underwriting expense ratio for the mortgage segment was 23.2% for the nine months ended September 30, 2021, compared to 21.5% for the 2020 period, with the increase primarily due to a lower level in net premiums earned on U.S. primary mortgage insurance business.
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

ARCH CAPITAL	54	2021 THIRD QUARTER FORM 10-Q

Net Investment Income.
The components of net investment income were derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fixed maturities	$75,964	$84,608	$232,690	$277,862
Equity securities	9,867	6,659	23,799	18,312
Short-term investments	1,858	1,162	3,474	5,444
Other (1)	19,114	24,594	55,699	62,898
Gross investment income	106,803	117,023	315,662	364,516
Investment expenses (2)	(18,608)	(17,166)	(59,308)	(50,600)
Net investment income	$88,195	$99,857	$256,354	313,916
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.
(2)    Investment expenses were approximately 0.32% of average invested assets for the 2021 third quarter, compared to 0.32% for the 2020 third quarter, and 0.32% for the nine months ended September 30, 2021, compared to 0.31% for the 2020 period.
The lower level of net investment income for the 2021 third quarter primarily related to lower yields available in the financial market. The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 1.41% for the 2021 third quarter, compared to 1.76% for the 2020 third quarter, and 1.40% for the nine months ended September 30, 2021, compared to 1.94% for the 2020 period.
Corporate Expenses.
Corporate expenses were $18.6 million for the 2021 third quarter, compared to $16.3 million for the 2020 third quarter, and $59.3 million for the nine months ended September 30, 2021, compared to $51.4 million for the 2020 period. The increase in corporate expenses was primarily due to higher incentive compensation costs.
Transaction Costs and Other.
Transaction costs and other were $1.0 million for the 2021 third quarter, compared to $1.7 million for the 2020 third quarter, and $0.8 million for the nine months ended September 30, 2021, compared to $5.2 million for the 2020 period. Amounts in the 2021 and 2020 periods are primarily related to acquisitions activity for the respective period.
Amortization of Intangible Assets.
Amortization of intangible assets for the 2021 third quarter was $20.1 million, compared to $16.7 million for the 2020 third quarter, and $48.9 million for the nine months ended
September 30, 2021, compared to $49.8 million for the 2020 period. Amounts in 2021 and 2020 primarily related to amortization of finite-lived intangible assets. The increase in amortization of intangible assets expense was a result of acquisitions closed during the 2021 third quarter.
Interest Expense.
Interest expense was $33.2 million for the 2021 third quarter, compared to the $36.2 million for the 2020 third quarter, and $98.8 million for the nine months ended September 30, 2021, compared to $86.6 million for the 2020 period.The higher level of interest expense in 2021 period mainly resulted from the issuance of $1.0 billion of 3.635% senior notes on June 30, 2020.
Loss on Redemption of Preferred Shares.
In September 2021, we redeemed all 5.25% Series E preferred shares and, in accordance with GAAP, we recorded a loss of $15.1 million to remove original issuance costs related to the redeemed shares from additional paid-in capital. Such adjustment had no impact on total shareholders’ equity or cash flows.

Net Realized Gains or Losses.
We recorded net realized losses of $25.0 million for the 2021 third quarter, compared to net realized gains of $211.0 million for the 2020 third quarter, and net realized gains of $239.7 million for the nine months ended September 30, 2021, compared to net realized gains of $524.0 million for the 2020 period. In addition, 2021 third quarter included $33.1 million loss as a result of deconsolidation of Watford in our financial statements following the close of the transaction. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations.
Net realized gains or losses also include realized and unrealized contract gains and losses on our derivative instruments, changes in the fair value of assets accounted for using the fair value option and in the fair value of equities, along with changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings. See note 8, “Investment Information—Net Realized Gains (Losses),” to our consolidated financial statements for additional information. See note 8, “Investment Information—Allowance for Credit Losses,” to our consolidated financial statements for additional information.

ARCH CAPITAL	55	2021 THIRD QUARTER FORM 10-Q

Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method.
We recorded $105.4 million of equity in net income related to investment funds accounted for using the equity method in the 2021 third quarter, compared to income of $126.7 million for the 2020 third quarter, and $299.3 million of income for the nine months ended September 30, 2021, compared to income of $57.4 million for the 2020 period. Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Investment funds accounted for using the equity method totaled $2.7 billion at September 30, 2021, compared to $2.0 billion at December 31, 2020. See note 8, “Investment Information—Investments Accounted For Using the Equity Method,” to our consolidated financial statements for additional information.
Net Foreign Exchange Gains or Losses.
Net foreign exchange gains for the 2021 third quarter were $36.1 million, compared to net foreign exchange losses for the 2020 third quarter of $38.7 million. Net foreign exchange gains for the nine months ended September 30, 2021 were $39.7 million, compared to net foreign exchange losses for the 2020 period of $17.8 million. Amounts in both periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income (loss) before income taxes, including income (loss) from operating affiliates, resulted in an expense of 1.0% for the 2021 third quarter, compared to 5.4% for the 2020 third quarter, and 5.8% for the nine months ended September 30, 2021, compared to 8.3% for the 2020 period. The effective tax rates for the 2021 third quarter and nine months ended September 30, 2021 included discrete income tax benefits of $25.3 million and $28.7 million, respectively. The discrete tax items primarily related to the partial release of a valuation allowance on certain U.K. deferred tax assets in the third quarter. Our effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
Income (loss) from operating affiliates.
We recorded $124.1 million of net income from our operating affiliates in the 2021 third quarter, compared to income of $0.9 million for the 2020 third quarter, and $224.1 million of income for the nine months ended September 30, 2021, compared to $6.3 million for the 2020 period. Results for the 2021 third quarter reflected a one-time gain of $95.7 million recognized from the Company’s previously disclosed acquisition of a 40% share of Greysbridge. Results for 2021 period, primarily include income from our investment in Coface, Greysbridge and Premia.
Other Segment
Through June 30, 2021, the ‘other’ segment included the results of Watford. Pursuant to GAAP, Watford was considered a variable interest entity and we concluded that we were the primary beneficiary of Watford. As such, we consolidated the results of Watford in our consolidated financial statements through June 30, 2021. In July 2021, we announced the completion of the previously disclosed acquisition of Watford by Greysbridge. Based on the governing documents of Greysbridge, the Company has concluded that, while it retains significant influence over Watford, Watford no longer constitutes a variable interest entity. Accordingly, effective July 1, 2021, Arch no longer consolidates the results of Watford in its consolidated financial statements. See note 12, “Variable Interest Entities and Noncontrolling Interests” and note 5, “Segment Information” to our consolidated financial statements for additional information on Watford.
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

ARCH CAPITAL	56	2021 THIRD QUARTER FORM 10-Q

FINANCIAL CONDITION

Investable Assets Held by Arch
The following table summarizes the fair value of the investable assets held by Arch:

Investable assets (1):	Estimated Fair Value	% of Total
September 30, 2021
Fixed maturities (2)	$17,182,370	63.0
Short-term investments (2)	3,185,646	11.7
Cash	1,137,721	4.2
Equity securities (2)	1,815,163	6.7
Other investments (2)	1,489,759	5.5
Other investable assets (3)	—	—
Investments accounted for using the equity method	2,741,293	10.0
Securities transactions entered into but not settled at the balance sheet date	(273,512)	(1.0)
Total investable assets held by Arch	$27,278,440	100.0

Average effective duration (in years)	2.68
Average S&P/Moody’s credit ratings (4)	AA-/Aa3
Embedded book yield (5)	1.54%

December 31, 2020
Fixed maturities (2)	$18,771,296	69.9
Short-term investments (2)	2,063,240	7.7
Cash	694,997	2.6
Equity securities (2)	1,436,104	5.3
Other investments (2)	1,480,347	5.5
Other investable assets (3)	500,000	1.9
Investments accounted for using the equity method	2,047,889	7.6
Securities transactions entered into but not settled at the balance sheet date	(137,578)	(0.5)
Total investable assets held by Arch	$26,856,295	100.0

Average effective duration (in years)	3.01
Average S&P/Moody’s credit ratings (4)	AA/Aa2
Embedded book yield (5)	1.56%
(1)In securities lending transactions, we receive collateral in excess of the fair value of the securities pledged. For purposes of this table, we have excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. In September 2021, the Company terminated its securities lending program.
(2)Includes investments carried as available for sale, at fair value and at fair value under the fair value option.
(3)Represents participation interests in a receivable of a reverse repurchase agreement.
(4)Average credit ratings on our investment portfolio on securities with ratings by Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”).
(5)Before investment expenses.
At September 30, 2021, approximately $18.4 billion, or 67.3%, of total investable assets held by Arch were internally managed, compared to $19.2 billion, or 71.4%, at December 31, 2020.
The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements (“Fixed Maturities”) by type:

	Estimated Fair Value	% of Total
September 30, 2021
Corporate bonds	$6,777,943	39.4
Residential mortgage backed securities	405,797	2.4
Municipal bonds	382,722	2.2
Commercial mortgage backed securities	579,424	3.4
U.S. government and government agencies	4,460,515	26.0
Non-U.S. government securities	1,883,563	11.0
Asset backed securities	2,692,406	15.7
Total	$17,182,370	100.0

December 31, 2020
Corporate bonds	$8,039,745	42.8
Residential mortgage backed securities	616,619	3.3
Municipal bonds	492,734	2.6
Commercial mortgage backed securities	390,990	2.1
U.S. government and government agencies	5,354,863	28.5
Non-U.S. government securities	2,310,157	12.3
Asset backed securities	1,566,188	8.3
Total	$18,771,296	100.0
The following table provides the credit quality distribution of our Fixed Maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
September 30, 2021
U.S. government and gov’t agencies (1)	$4,830,467	28.1
AAA	3,257,679	19.0
AA	2,217,452	12.9
A	2,773,104	16.1
BBB	2,807,788	16.3
BB	522,357	3.0
B	348,036	2.0
Lower than B	43,751	0.3
Not rated	381,736	2.2
Total	$17,182,370	100.0

December 31, 2020
U.S. government and gov’t agencies (1)	$5,963,758	31.8
AAA	3,117,046	16.6
AA	2,063,738	11.0
A	3,760,280	20.0
BBB	2,699,201	14.4
BB	574,189	3.1
B	268,095	1.4
Lower than B	54,795	0.3
Not rated	270,194	1.4
Total	$18,771,296	100.0
(1)Includes U.S. government-sponsored agency residential mortgage-backed securities and agency commercial mortgage-backed securities.

ARCH CAPITAL	57	2021 THIRD QUARTER FORM 10-Q

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
September 30, 2021
0-10%	$9,287,536	$(106,042)	93.6
10-20%	27,315	(4,173)	3.7
20-30%	8,233	(2,034)	1.8
Greater than 30%	993	(1,088)	1.0
Total	$9,324,077	$(113,337)	100.0

December 31, 2020
0-10%	$3,583,981	$(55,542)	79.4
10-20%	95,495	(12,183)	17.4
20-30%	1,061	(406)	0.6
Greater than 30%	1,249	(1,785)	2.6
Total	$3,681,786	$(69,916)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at September 30, 2021, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
Bank of America Corporation	$359,893	A-/A2
JPMorgan Chase & Co.	294,411	A-/A2
Citigroup Inc.	247,892	BBB+/A3
Wells Fargo & Company	231,542	BBB+/A1
Morgan Stanley	215,424	BBB+/A1
The Goldman Sachs Group, Inc.	180,324	BBB+/A2
Dai-ichi Life Holdings, Inc.	111,418	AA-/A1
Apple Inc.	111,280	AA+/Aa1
Westpac Banking Corporation	107,389	AA-/Aa3
Nestlé S.A.	83,838	AA-/Aa3
Total	$1,943,411
(1)Average credit ratings as assigned by S&P and Moody’s, respectively.
The following table provides information on our structured securities, which includes residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
Sep 30, 2021
RMBS	$345,175	$48,301	$12,321	$405,797
CMBS	24,779	502,218	52,427	579,424
ABS	—	2,374,981	317,425	2,692,406
Total	$369,954	$2,925,500	$382,173	$3,677,627

Dec 31, 2020
RMBS	$584,499	$4,102	$28,018	$616,619
CMBS	24,396	342,491	24,103	390,990
ABS	—	1,403,137	163,051	1,566,188
Total	$608,895	$1,749,730	$215,172	$2,573,797
The following table summarizes our equity securities, which include investments in exchange traded funds:

	September 30, 2021	December 31, 2020
Equities (1)	$856,837	$676,437
Exchange traded funds
Fixed income (2)	348,613	341,139
Equity and other (3)	609,713	418,528
Total	$1,815,163	$1,436,104
(1)Primarily in consumer non-cyclical, technology, communications financial and consumer cyclical at September 30, 2021.
(2)Primarily in corporate at September 30, 2021.
(3)Primarily in large cap stocks, foreign equities, technology, financial and utilities at September 30, 2021.

The following table summarizes our other investments and other investable assets:

	September 30, 2021	December 31, 2020
Lending	$579,563	$572,636
Term loan investments	528,585	380,193
Energy	84,880	65,813
Credit related funds	56,997	90,780
Investment grade fixed income	131,910	138,646
Infrastructure	26,359	165,516
Private equity	81,465	48,750
Real estate	—	18,013
Total fair value option	$1,489,759	$1,480,347

Other investable assets	—	500,000

Total other investments	$1,489,759	$1,980,347
For details on our investments accounted for using the equity method, see note 8, “Investment Information—Investments Accounted For Using the Equity Method,” to our consolidated financial statements.

ARCH CAPITAL	58	2021 THIRD QUARTER FORM 10-Q

Our investment strategy allows for the use of derivative instruments. We utilize various derivative instruments such as futures contracts to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. See note 10, “Derivative Instruments,” to our consolidated financial statements for additional disclosures related to derivatives.
Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 9, “Fair Value,” to our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value, segregated by level in the fair value hierarchy.
Reinsurance
The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses (“LAE”) with unaffiliated reinsurers were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Premiums written:
Direct	$1,993,098	$1,667,449	$5,795,236	$4,841,874
Assumed	1,214,317	1,013,583	4,095,676	2,989,680
Ceded	(1,131,486)	(806,888)	(2,907,002)	(2,151,853)
Net	$2,075,929	$1,874,144	$6,983,910	$5,679,701

Premiums earned:
Direct	$1,754,462	$1,618,583	$5,263,286	$4,723,630
Assumed	1,129,434	880,024	3,169,016	2,387,286
Ceded	(954,559)	(727,515)	(2,433,634)	(1,930,026)
Net	$1,929,337	$1,771,092	$5,998,668	$5,180,890

Losses and LAE:
Direct	$1,101,793	$1,131,696	$3,134,305	$3,279,737
Assumed	961,285	635,199	2,182,852	1,689,176
Ceded	(837,059)	(550,622)	(1,728,207)	(1,406,699)
Net	$1,226,019	$1,216,273	$3,588,950	$3,562,214
See note 7, “Allowance for Expected Credit Losses,” to our consolidated financial statements for information about our reinsurance recoverables and related allowance for credit losses.
Bellemeade Re
We have entered into aggregate excess of loss mortgage reinsurance agreements with various special purpose reinsurance companies domiciled in Bermuda (the “Bellemeade Agreements”). For the respective coverage periods, we will retain the first layer of the respective aggregate losses and the special purpose reinsurance companies will provide second layer coverage up to the outstanding coverage amount. We will then retain losses in excess of the outstanding coverage limit. The aggregate excess of loss reinsurance coverage generally decreases over a ten-year period as the underlying covered mortgages amortize, unless provisional call options embedded within certain of the Bellemeade Agreements are executed or if pre-defined delinquency triggering events occur.
The following table summarizes the respective coverages and retentions at September 30, 2021:

		September 30, 2021
	Initial Coverage at Issuance	Current Coverage	Remaining Retention, Net
Bellemeade 2017-1 Ltd. (1)	$368,114	$145,573	$124,777
Bellemeade 2018-1 Ltd. (2)	374,460	228,938	121,411
Bellemeade 2018-3 Ltd. (3)	506,110	302,563	126,578
Bellemeade 2019-1 Ltd. (4)	341,790	210,529	98,340
Bellemeade 2019-2 Ltd. (5)	621,022	398,316	156,085
Bellemeade 2019-3 Ltd. (6)	700,920	491,634	178,759
Bellemeade 2019-4 Ltd. (7)	577,267	468,737	113,674
Bellemeade 2020-2 Ltd. (8)	449,167	268,468	227,140
Bellemeade 2020-3 Ltd. (9)	451,816	405,881	159,615
Bellemeade 2020-4 Ltd. (10)	337,013	238,480	133,872
Bellemeade 2021-1 Ltd. (11)	643,577	643,577	157,685
Bellemeade 2021-2 Ltd. (12)	616,017	616,017	146,956
Bellemeade 2021-3 Ltd. (13)	639,391	639,391	145,790
Total	$6,626,664	$5,058,104	$1,890,682
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
(7)    Issued in October 2019, covering in-force policies issued between January 1, 2019 and June 30, 2019.
(8)    Issued in September 2020, covering in-force policies issued between January 1, 2020 and May 31, 2020. $423 million was directly funded by Bellemeade 2020-2 Ltd. with an additional $26 million of capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.

ARCH CAPITAL	59	2021 THIRD QUARTER FORM 10-Q

(9)    Issued in November 2020, covering in-force policies issued between June 1, 2020 and August 31, 2020. $418 million was directly funded by Bellemeade 2020-3 Ltd. with an additional $34 million of capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(10) Issued in December 2020, covering in-force policies issued between July 1, 2019 and December 31, 2019. $321 million was directly funded by Bellemeade 2020-4 Ltd. with an additional $16 million of capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(11) Issued in March 2021, covering in-force policies issued between September 1, 2020 and November 30, 2020. $580 million was directly funded by Bellemeade Re 2021-1 Ltd. with an additional $64 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(12) Issued in June 2021, covering in-force policies issued between December 1, 2020 and March 31, 2021. $523 million was directly funded by Bellemeade Re 2021-2 Ltd. via insurance-linked notes, with an additional $93 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(13) Issued in September 2021, covering in-force policies issued between April 1, 2021 and June 30, 2021. $508 million was directly funded by Bellemeade Re 2021-3 Ltd. via insurance-linked notes, with an additional $131 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
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
At September 30, 2021 and December 31, 2020, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	September 30, 2021	December 31, 2020
Insurance segment:
Case reserves	$2,147,930	$2,051,640
IBNR reserves	4,341,016	3,889,823
Total net reserves	6,488,946	5,941,463
Reinsurance segment:
Case reserves	1,562,072	1,560,523
Additional case reserves	549,476	280,472
IBNR reserves	2,617,728	2,253,953
Total net reserves	4,729,276	4,094,948
Mortgage segment:
Case reserves	731,671	631,921
IBNR reserves	266,007	271,702
Total net reserves	997,678	903,623
Other segment:
Case reserves	—	566,587
Additional case reserves	—	32,321
IBNR reserves	—	660,132
Total net reserves	—	1,259,040
Total:
Case reserves	4,441,673	4,810,671
Additional case reserves	549,476	312,793
IBNR reserves	7,224,751	7,075,610
Total net reserves	$12,215,900	$12,199,074
At September 30, 2021 and December 31, 2020, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2021	December 31, 2020
Insurance segment:
Professional lines (1)	$1,587,042	$1,482,820
Construction and national accounts	1,468,668	1,395,067
Excess and surplus casualty (2)	903,966	816,495
Programs	760,273	699,354
Property, energy, marine and aviation	599,431	517,692
Travel, accident and health	93,632	98,910
Lenders products	70,520	48,946
Other (3)	1,005,414	882,179
Total net reserves	$6,488,946	$5,941,463
(1)Includes professional liability, executive assurance and healthcare business.
(2)Includes casualty and contract binding business.
(3)Includes alternative markets, excess workers’ compensation and surety business.

ARCH CAPITAL	60	2021 THIRD QUARTER FORM 10-Q

At September 30, 2021 and December 31, 2020, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2021	December 31, 2020
Reinsurance segment:
Casualty (1)	$2,079,990	$1,995,849
Other specialty (2)	1,093,611	917,178
Property excluding property catastrophe	669,922	594,033
Marine and aviation	231,203	204,205
Property catastrophe	526,356	268,858
Other (3)	128,194	114,825
Total net reserves	$4,729,276	$4,094,948
(1)Includes executive assurance, professional liability, workers’ compensation, excess motor, healthcare and other.
(2)Includes non-excess motor, surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and other.
(3)Includes life, casualty clash and other.
At September 30, 2021 and December 31, 2020, the mortgage segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2021	December 31, 2020
U.S. primary mortgage insurance (1)	$726,636	$649,748
Other	271,042	253,875
Total net reserves	$997,678	$903,623
(1)    At September 30, 2021, 27.9% represents policy years 2011 and prior and the remainder from later policy years. At December 31, 2020, 28.3% of total net reserves represent policy years 2011 and prior and the remainder from later policy years.

Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at September 30, 2021 and December 31, 2020:

(U.S. Dollars in millions)	September 30, 2021		December 31, 2020
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$280,379	61.3	$280,579	66.2
U.S. credit risk transfer (CRT) and other (2)	108,203	23.6	103,535	24.4
International mortgage insurance/reinsurance (3)	69,127	15.1	39,425	9.3
Total	$457,709	100.0	$423,539	100.0

Risk In Force (RIF) (4):
U.S. primary mortgage insurance	$70,320	84.8	$70,522	90.5
U.S. credit risk transfer (CRT) and other (2)	4,817	5.8	4,699	6.0
International mortgage insurance/reinsurance (3)	7,803	9.4	2,673	3.4
Total	$82,940	100.0	$77,894	100.0
(1)Represents the aggregate dollar amount of each insured mortgage loan’s current principal balance.
(2)Includes all CRT transactions, which are predominantly with GSEs, and other U.S. reinsurance transactions.
(3)International mortgage insurance and reinsurance with risk primarily located in Australia, which reflects WLMI acquisition in the 2021 third quarter and to lesser extent Europe and Asia.
(4)The aggregate dollar amount of each insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy for insurance policies issued and after contract limits and/or loss ratio caps for risk-sharing or reinsurance.

The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at September 30, 2021:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2011 and prior	$11,888	4.2	$2,672	3.8	9.51%
2012	1,974	0.7	505	0.7	2.76%
2013	4,876	1.7	1,342	1.9	2.72%
2014	5,454	1.9	1,501	2.1	3.37%
2015	9,810	3.5	2,637	3.8	2.92%
2016	16,150	5.8	4,324	6.1	3.64%
2017	15,001	5.4	3,910	5.6	4.50%
2018	16,193	5.8	4,105	5.8	5.75%
2019	29,860	10.6	7,463	10.6	3.58%
2020	88,737	31.6	21,777	31.0	0.91%
2021	80,436	28.7	20,084	28.6	0.19%
Total	$280,379	100.0	$70,320	100.0	2.67%
(1)Represents the ending percentage of loans in default.

ARCH CAPITAL	61	2021 THIRD QUARTER FORM 10-Q

The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2020:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2011 and prior	$14,588	5.2	$3,327	4.7	11.36%
2012	3,651	1.3	992	1.4	2.98%
2013	7,546	2.7	2,107	3.0	3.30%
2014	8,261	2.9	2,273	3.2	4.06%
2015	15,032	5.4	4,048	5.7	3.72%
2016	24,958	8.9	6,648	9.4	4.77%
2017	24,748	8.8	6,413	9.1	5.52%
2018	27,304	9.7	6,918	9.8	6.76%
2019	48,304	17.2	12,001	17.0	4.61%
2020	106,187	37.8	25,795	36.6	0.76%
Total	$280,579	100.0	$70,522	100.0	4.19%
(1)Represents the ending percentage of loans in default.
The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at September 30, 2021 and December 31, 2020:

(U.S. Dollars in millions)	September 30, 2021		December 31, 2020
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$41,927	59.6	$40,774	57.8
680-739	23,732	33.7	24,498	34.7
620-679	4,323	6.1	4,837	6.9
<620	338	0.5	413	0.6
Total	$70,320	100.0	$70,522	100.0
Weighted average FICO score	745		743

Loan-to-value (LTV):
95.01% and above	$7,708	11.0	$8,643	12.3
90.01% to 95.00%	38,378	54.6	37,877	53.7
85.01% to 90.00%	19,980	28.4	20,013	28.4
85.00% and below	4,254	6.0	3,989	5.7
Total	$70,320	100.0	$70,522	100.0
Weighted average LTV	92.8%		92.8%

Total RIF, net of external reinsurance	$54,847		$56,658

(U.S. Dollars in millions)	September 30, 2021		December 31, 2020
	Amount	%	Amount	%
Total RIF by State:
Texas	$5,590	7.9	$5,636	8.0
California	5,451	7.8	5,261	7.5
Florida	3,344	4.8	3,632	5.2
Minnesota	2,936	4.2	2,520	3.6
North Carolina	2,921	4.2	2,622	3.7
Illinois	2,920	4.2	2,762	3.9
Georgia	2,908	4.1	2,959	4.2
Massachusetts	2,519	3.6	2,464	3.5
Virginia	2,412	3.4	2,526	3.6
Ohio	2,263	3.2	2,264	3.2
Other	37,056	52.7	37,876	53.7
Total	$70,320	100.0	$70,522	100.0
The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics:

(U.S. Dollars in thousands, except policy, loan and claim count)	Nine Months Ended
	September 30,
	2021	2020
Roll-forward of insured loans in default:
Beginning delinquent number of loans	52,234	20,163
New notices	26,483	87,760
Cures	(46,334)	(48,234)
Paid claims	(613)	(1,327)
Ending delinquent number of loans (1)	31,770	58,362

Ending number of policies in force (1)	1,188,768	1,245,408

Delinquency rate (1)	2.67%	4.69%

Losses:
Number of claims paid	613	1,327
Total paid claims	$22,848	$55,559
Average per claim	$37.3	$41.9
Severity (2)	80.2%	93.3%
Average case reserve per default (in thousands)	$23.5	$10.1
(1)Includes first lien primary and pool policies.
(2)Represents total paid claims divided by RIF of loans for which claims were paid.
The risk to capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 8.6 to 1 at September 30, 2021, compared to 9.3 to 1 at December 31, 2020.

ARCH CAPITAL	62	2021 THIRD QUARTER FORM 10-Q

Shareholders’ Equity and Book Value per Share
The following table presents the calculation of book value per share:

(U.S. dollars in thousands, except share data)	September 30, 2021	December 31, 2020
Total shareholders’ equity available to Arch	$13,387,526	$13,105,886
Less preferred shareholders’ equity	830,000	780,000
Common shareholders’ equity available to Arch	$12,557,526	$12,325,886
Common shares and common share equivalents outstanding, net of treasury shares (1)	387,257,752	406,720,642
Book value per share	$32.43	$30.31
(1)Excludes the effects of 17,419,530 and 17,839,333 stock options and 739,407 and 1,153,784 restricted stock units outstanding at September 30, 2021 and December 31, 2020, respectively.

LIQUIDITY

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

For the nine months ended September 30, 2021, Arch Capital received dividends of $1.4 billion from Arch Re Bermuda, our Bermuda-based reinsurer and insurer, which can pay approximately $2.3 billion to Arch Capital during the remainder of 2021 without providing an affidavit to the Bermuda Monetary Authority (“BMA”).
For the nine months ended September 30, 2021, Arch-U.S. received $200.0 million of dividends from Arch U.S. MI Holdings Inc., a subsidiary of Arch-U.S., which received a total of $300.0 million of ordinary and extraordinary dividends, $140 million from United Guaranty Residential Insurance Company (“UGRIC”) and $160 million from Arch Mortgage Insurance Company (“AMIC”). UGRIC and AMIC have minimal ordinary dividend capacity remaining for the remainder of 2021.
In June 2021, Arch Capital completed a $500.0 million underwritten public offering of 20.0 million depositary shares, each of which represents a 1/1,000th interest in a share of its 4.550% Non-Cumulative Preferred Shares. See note 3, “Share Transactions.”
We expect that our liquidity needs, including our anticipated (re)insurance obligations and operating and capital expenditure needs, for the next twelve months, will be met by funds generated from underwriting activities and investment income, as well as by our balance of cash, short-term investments, proceeds on the sale or maturity of our investments, and our credit facilities.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities.

	Nine Months Ended
	September 30,
	2021	2020
Total cash provided by (used for):
Operating activities	$2,580,697	$2,198,037
Investing activities	(1,184,436)	(2,850,392)
Financing activities	(895,943)	845,612
Effects of exchange rate changes on foreign currency cash	(30,501)	(2,878)
Increase (decrease) in cash and restricted cash	$469,817	$190,379

•Cash provided by operating activities for the nine months ended September 30, 2021 reflected a higher level of premiums collected than in the 2020 period.
•Cash used for investing activities for the nine months ended September 30, 2021 was lower than in the 2020 period. Activity for the nine months ended September 30, 2021 reflected cash used to purchase our non-controlling interest in Coface and Watford, while the 2020 period reflected a higher level of securities purchased, and the investing of proceeds from our issuance of the senior notes.
•Cash used for financing activities for the nine months ended September 30, 2021 reflected $485.8 million inflow from issuance of preferred shares, $450.0 million related to redemption of our Series E preferred shares and $872.2 million of repurchases under our share repurchase program. Activity for the 2020 period primarily reflected the issuance of $1.0 billion of our senior notes and $75.5 million of repurchases under our share repurchase program.

ARCH CAPITAL	63	2021 THIRD QUARTER FORM 10-Q

CAPITAL RESOURCES

The following table provides an analysis of our capital structure:

(U.S. dollars in thousands, except share data)	Sep 30, 2021	Dec 31, 2020
Senior notes	$2,724,149	$2,723,423

Shareholders’ equity available to Arch:
Series E non-cumulative preferred shares	$—	$450,000
Series F non-cumulative preferred shares	330,000	330,000
Series G non-cumulative preferred shares	500,000	—
Common shareholders’ equity	12,557,526	12,325,886
Total	$13,387,526	$13,105,886

Total capital available to Arch	$16,111,675	$15,829,309

Debt to total capital (%)	16.9	17.2
Preferred to total capital (%)	5.2	4.9
Debt and preferred to total capital (%)	22.1	22.1
Arch MI U.S. is required to maintain compliance with the GSEs requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements as of September 30, 2021 with an estimated PMIER sufficiency ratio of 195%, compared to 173% at December 31, 2020.
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
GUARANTOR INFORMATION

The below table provides a description of our senior notes payable at September 30, 2021:

	Interest	Principal	Carrying
Issuer/Due	(Fixed)	Amount	Amount
Arch Capital:
May 1, 2034	7.350%	$300,000	$297,457
June 30, 2050	3.635%	1,000,000	988,665
Arch-U.S.:
Nov. 1, 2043 (1)	5.144%	500,000	495,033
Arch Finance:
Dec. 15, 2026 (1)	4.011%	500,000	497,527
Dec. 15, 2046 (1)	5.031%	450,000	445,467
Total		$2,750,000	$2,724,149
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

ARCH CAPITAL	64	2021 THIRD QUARTER FORM 10-Q

The following tables present condensed financial information for Arch Capital (parent guarantor) and Arch-U.S. (subsidiary issuer):

	September 30, 2021		December 31, 2020
	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.
Assets
Total investments	$135	$565,314	$172	$396,547
Cash	10,796	10,386	18,932	11,368
Investment in operating affiliates	7,099	—	7,731	—
Due from subsidiaries and affiliates	—	200,786	—	201,515
Other assets	10,281	36,601	10,659	34,405
Total assets	$28,311	$813,087	$37,494	$643,835

Liabilities
Senior notes	1,286,122	495,033	1,285,867	494,944
Due to subsidiaries and affiliates	4	507,103	—	586,805
Other liabilities	37,226	55,132	23,270	41,876
Total liabilities	$1,323,352	$1,057,268	$1,309,137	$1,123,625

Non-cumulative preferred shares	$830,000	—	$780,000	—

	Nine Months Ended		Year Ended
	September 30, 2021		December 31, 2020
	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.

Revenues
Net investment income	$1,160	$9,392	$53	$18,084
Net realized gains (losses)	—	66,147	(2,110)	26,096
Equity in net income (loss) of investments accounted for using the equity method	—	13,726	—	2,507
Total revenues	1,160	89,265	(2,057)	46,687

Expenses
Corporate expenses	54,726	4,438	65,566	7,227
Interest expense	44,055	35,455	40,445	47,566
Net foreign exchange (gains) losses	7	—	3	—
Total expenses	98,788	39,893	106,014	54,793

Income (loss) before income taxes and income (loss) from operating affiliates	(97,628)	49,372	(108,071)	(8,106)
Income tax (expense) benefit	—	(12,843)	—	2,689
Income (loss) from operating affiliates	(443)	—	(437)	—
Net income available to Arch	(98,071)	36,529	(108,508)	(5,417)
Preferred dividends	(38,159)	—	(41,612)	—
Loss on redemption of preferred shares	(15,101)	—	—	—
Net income (loss) available to Arch common shareholders	$(151,331)	$36,529	$(150,120)	$(5,417)

ARCH CAPITAL	65	2021 THIRD QUARTER FORM 10-Q

SHARE REPURCHASE PROGRAM

The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. For the nine months ended September 30, 2021, Arch Capital repurchased 22.8 million shares under the share repurchase program with an aggregate purchase price of $872.2 million. Since the inception of the share repurchase program through September 30, 2021, Arch Capital has repurchased 412.0 million common shares for an aggregate purchase price of $4.92 billion. At September 30, 2021, approximately $44.3 million of share repurchases were available under the program. On October 8, 2021, the board of directors of ACGL increased the aggregate purchase amount authorized under the share repurchase program to $1.5 billion, which may be effected from time to time in open market or privately negotiated transactions through December 31, 2022. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis. See note 17, “Subsequent Event.”
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
Based on in-force exposure estimated as of October 1, 2021, our modeled peak zone catastrophe exposure was a windstorm affecting the Florida Tri-County, with a net probable maximum pre-tax loss of $671 million, followed by windstorms affecting the Northeastern U.S. and the Gulf of Mexico regions with net probable maximum pre-tax losses of $650 and $661 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes. As of October 1, 2021, our modeled peak zone earthquake exposure (San Francisco earthquake) represented approximately 75% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (UK windstorm) was substantially less than both our peak zone windstorm and earthquake exposures.
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
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of tangible shareholders’ equity available to Arch. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of October 1, 2021, our modeled RDS loss was approximately 6% of tangible shareholders’ equity available to Arch.
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

ARCH CAPITAL	66	2021 THIRD QUARTER FORM 10-Q

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
MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of September 30, 2021. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks.
An analysis of material changes in market risk exposures at September 30, 2021 that affect the quantitative and qualitative disclosures presented in our 2020 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:
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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	—	+50	+100
Sept. 30, 2021
Total fair value	$25.29	$25.00	$24.67	$24.35	$24.06
Change from base	2.5%	1.3%		(1.3)%	(2.5)%
Change in unrealized value	$0.62	$0.32		$(0.32)	$(0.62)

Dec. 31, 2020
Total fair value	$25.82	$25.44	$25.07	$24.69	$24.31
Change from base	3.0%	1.5%		(1.5)%	(3.0)%
Change in unrealized value	$0.75	$0.38		$(0.38)	$(0.75)
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

ARCH CAPITAL	67	2021 THIRD QUARTER FORM 10-Q

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Credit Spread Shift in Percentage Points
	-100	-50	—	+50	+100
Sept. 30, 2021
Total fair value	$25.24	$24.97	$24.67	$24.38	$24.11
Change from base	2.3%	1.2%		(1.2)%	(2.3)%
Change in unrealized value	$0.57	$0.30		$(0.30)	$(0.57)

Dec. 31, 2020
Total fair value	$25.54	$25.32	$25.07	$24.82	$24.59
Change from base	1.9%	1.0%		(1.0)%	(1.9)%
Change in unrealized value	$0.48	$0.25		$(0.25)	$(0.48)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR measures the worst expected loss under normal market conditions over a specific time interval at a given confidence level. The 1-year 95th percentile parametric VaR reported herein estimates that 95% of the time, the portfolio loss in a one-year horizon would be less than or equal to the calculated number, stated as a percentage of the measured portfolio’s initial value. The VaR is a variance-covariance based estimate, based on linear sensitivities of a portfolio to a broad set of systematic market risk factors and idiosyncratic risk factors mapped to the portfolio exposures. The relationships between the risk factors are estimated using historical data, and the most recent data points are generally given more weight. As of September 30, 2021, our portfolio’s VaR was estimated to be 3.2% compared to an estimated 4.3% at December 31, 2020. In periods where the volatility of the risk factors mapped to our portfolio’s exposures is higher due to market conditions, the resulting VaR is higher than in other periods.
Equity Securities. At September 30, 2021 and December 31, 2020, the fair value of our investments in equity securities (excluding securities included in Fixed Income Securities above) totaled $1.5 billion and $1.1 billion, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $146.7 million and $109.5 million at September 30, 2021 and December 31, 2020, respectively, and would have decreased book value per share by approximately $0.38 and $0.27, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $146.7 million and $109.5 million at September 30, 2021 and December 31, 2020, respectively, and would have increased book value per share by approximately $0.38 and $0.27, respectively.
Investment-Related Derivatives. At September 30, 2021, the notional value of all derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $6.8 billion, compared to $8.6 billion at December 31, 2020. If the underlying exposure of each investment-related derivative held at September 30, 2021 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $68.2 million, and a decrease in book value per share of approximately $0.18 per share, compared to $85.7 million and $0.21 per share, respectively, on investment-related derivatives held at December 31, 2020. If the underlying exposure of each investment-related derivative held at September 30, 2021 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $68.2 million, and an increase in book value per share of approximately $0.18 per share, compared to $85.7 million and $0.21 per share, respectively, on investment-related derivatives held at December 31, 2020. See note 10, “Derivative Instruments,” to our consolidated financial statements for additional disclosures concerning derivatives.
For further discussion on investment activity, please refer to “Financial Condition—Investable Assets.”
Foreign Currency Exchange Risk
Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Through our subsidiaries and branches located in various foreign countries, we conduct our insurance and reinsurance operations in a variety of local currencies other than the U.S. Dollar. We generally hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. We may also utilize foreign currency forward contracts and currency options as part of our investment strategy. See note 10, “Derivative Instruments,” to our consolidated financial statements for additional information.

ARCH CAPITAL	68	2021 THIRD QUARTER FORM 10-Q

The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	September 30, 2021	December 31, 2020
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(813,451)	$(309,968)
Shareholders’ equity denominated in foreign currencies (1)	1,088,134	695,355
Net foreign currency forward contracts outstanding (2)	39,171	1,108,161
Net exposures denominated in foreign currencies	$313,854	$1,493,548

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(31,385)	$(149,355)
Book value per share	$(0.08)	$(0.37)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$31,385	$149,355
Book value per share	$0.08	$0.37
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
OTHER FINANCIAL INFORMATION

The consolidated financial statements as of September 30, 2021 have been reviewed by PricewaterhouseCoopers LLP, the registrant's independent public accountants, whose report is included as an exhibit to this filing. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

ARCH CAPITAL	69	2021 THIRD QUARTER FORM 10-Q

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
Changes in Internal Controls Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19. We are continually monitoring and assessing COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of September 30, 2021, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ARCH CAPITAL	70	2021 THIRD QUARTER FORM 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of common shares for the 2021 third quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
7/1/2021-7/31/2021	729,925	$39.01	727,778	$402,822
8/1/2021-8/31/2021	4,173,006	40.66	4,130,776	$234,886
9/1/2021-9/30/2021	4,864,398	39.32	4,846,402	$44,331
Total	9,767,329	$39.87	9,704,956
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
(2)Remaining amount available at September 30, 2021 under Arch Capital’s share repurchase authorization, under which repurchases may be effected from time to time in open market or privately negotiated transactions. On October 8, 2021, the board of directors of ACGL increased the aggregate purchase amount authorized under the share repurchase program to $1.5 billion. Repurchases under this authorization may be effected from time to time in open market or privately negotiated transactions through December 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2021 third quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, which consisted of tax consulting services, tax compliance services and other accounting consulting services.

ARCH CAPITAL	71	2021 THIRD QUARTER FORM 10-Q

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.1
First Amendment to Third Amended and Restated Credit Agreement, dated as of August 12, 2020 by and among Arch Capital Group Ltd. (“ACGL”), the other Loan Parties party hereto, the Lenders party hereto, and Bank of America, N.A., as Administrative Agent (“Third Amended and Restated Credit Agreement”).
X
10.2	The LIBOR Transition Amendment to the Third Amended and Restated Credit Agreement, dated as of September 29, 2021.				X
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ARCH CAPITAL	72	2021 THIRD QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Marc Grandisson
Date: November 4, 2021	Marc Grandisson
Chief Executive Officer (Principal Executive Officer)

/s/ François Morin
Date: November 4, 2021	François Morin
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer

ARCH CAPITAL	73	2021 THIRD QUARTER FORM 10-Q