Form 10-Q
period 2022-03-31
ARCH CAPITAL GROUP LTD.
filed 2022-05-04
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16209

ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda				98-0374481
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road,	Pembroke	HM 08,	Bermuda	(441)	278-9250
(Address of principal executive offices)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common shares, $0.0011 par value per share	ACGL	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 5.45% Series F preferred share	ACGLO	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 4.55% Series G preferred share	ACGLN	NASDAQ	Stock Market
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 2, 2022, there were 375,651,595 common shares, $0.0011 par value per share, of the registrant outstanding.

ARCH CAPITAL GROUP LTD.

ARCH CAPITAL	1	2022 FIRST QUARTER FORM 10-Q

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
•the effect of climate change on our business;
•the effect of contagious disease (including COVID-19) on our business;
•acts of terrorism, political unrest and other hostilities or other unforecasted and unpredictable events;

ARCH CAPITAL	2	2022 FIRST QUARTER FORM 10-Q

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
•statutory or regulatory developments, including as to tax matters and insurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers and/or changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers, including new guidance implementing the Tax Cuts and Jobs Act of 2017 and the possible implementation of the Organization for Economic Cooperation and Development (“OECD”) Pillar I and Pillar II initiatives; and
•the other matters set forth under Item 1A “Risk Factors”, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of our Annual Report on Form 10-K for the year ended December 31, 2021, as well as the other factors set forth in our other documents on file with the SEC, and management’s response to any of the aforementioned factors.

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

ARCH CAPITAL	3	2022 FIRST QUARTER FORM 10-Q

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCH CAPITAL	4	2022 FIRST QUARTER FORM 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arch Capital Group Ltd.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of March 31, 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the consolidated statements of cash flows for the three-month periods ended March 31, 2022 and 2021, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 25, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ PricewaterhouseCoopers LLP

New York, NY
May 4, 2022

ARCH CAPITAL	5	2022 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	(Unaudited)
	March 31, 2022	December 31, 2021
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $18,317,693 and $17,973,823; net of allowance for credit losses: $34,145 and $2,883 )	$17,648,853	$17,998,109
Short-term investments available for sale, at fair value (amortized cost: $2,332,513 and $1,734,738; net of allowance for credit losses: $0 and $0)	2,332,624	1,734,716
Equity securities, at fair value	1,002,572	1,804,170
Other investments, at fair value	1,686,666	1,973,550
Investments accounted for using the equity method	3,325,543	3,077,611
Total investments	25,996,258	26,588,156

Cash	812,917	858,668
Accrued investment income	82,607	85,453
Investment in operating affiliates	1,144,255	1,135,655
Premiums receivable (net of allowance for credit losses: $39,073 and $39,958)	3,223,504	2,633,280
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (net of allowance for credit losses: $18,483 and $13,230)	5,941,000	5,880,735
Contractholder receivables (net of allowance for credit losses: $3,731 and $3,437)	1,810,199	1,828,691
Ceded unearned premiums	1,951,960	1,729,455
Deferred acquisition costs	1,001,866	901,841
Receivable for securities sold	116,633	60,179
Goodwill and intangible assets	926,427	944,983
Other assets	2,670,315	2,453,849
Total assets	$45,677,941	$45,100,945

Liabilities
Reserve for losses and loss adjustment expenses	$18,109,107	$17,757,156
Unearned premiums	6,737,779	6,011,942
Reinsurance balances payable	1,510,906	1,583,253
Contractholder payables	1,813,930	1,832,127
Collateral held for insured obligations	244,502	242,352
Senior notes	2,724,642	2,724,394
Payable for securities purchased	176,452	64,850
Other liabilities	1,431,271	1,329,742
Total liabilities	32,748,589	31,545,816

Commitments and Contingencies
Redeemable noncontrolling interests	9,763	9,233

Shareholders' Equity
Non-cumulative preferred shares	830,000	830,000
Common shares ($0.0011 par, shares issued: 586,115,502 and 583,289,850)	651	648
Additional paid-in capital	2,134,241	2,085,075
Retained earnings	14,641,484	14,455,868
Accumulated other comprehensive income (loss), net of deferred income tax	(649,445)	(64,600)
Common shares held in treasury, at cost (shares: 210,384,611 and 204,365,956)	(4,037,342)	(3,761,095)
Total shareholders' equity available to Arch	12,919,589	13,545,896
Total liabilities, noncontrolling interests and shareholders' equity	$45,677,941	$45,100,945
See Notes to Consolidated Financial Statements

ARCH CAPITAL	6	2022 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in thousands, except share data)

	(Unaudited)
	Three Months Ended
	March 31,
	2022	2021
Revenues
Net premiums earned	$2,120,633	$1,948,422
Net investment income	80,436	98,856
Net realized gains (losses)	(292,414)	142,461
Other underwriting income	5,897	6,110
Equity in net income (loss) of investment funds accounted for using the equity method	36,305	71,686
Other income (loss)	(9,025)	(1,741)
Total revenues	1,941,832	2,265,794

Expenses
Losses and loss adjustment expenses	1,000,835	1,203,100
Acquisition expenses	378,159	304,481
Other operating expenses	289,943	261,033
Corporate expenses	32,332	25,384
Amortization of intangible assets	27,167	14,402
Interest expense	32,708	38,346
Net foreign exchange (gains) losses	(3,845)	(20,063)
Total expenses	1,757,299	1,826,683

Income (loss) before income taxes and income (loss) from operating affiliates	184,533	439,111
Income tax expense	(11,619)	(38,860)
Income (loss) from operating affiliates	24,518	75,457
Net income (loss)	$197,432	$475,708
Net (income) loss attributable to noncontrolling interests	(1,632)	(37,552)
Net income (loss) available to Arch	195,800	438,156
Preferred dividends	(10,184)	(10,403)
Net income (loss) available to Arch common shareholders	$185,616	$427,753

Net income per common share and common share equivalent
Basic	$0.50	$1.07
Diluted	$0.48	$1.05

Weighted average common shares and common share equivalents outstanding
Basic	374,243,812	400,807,895
Diluted	384,194,363	409,223,253

See Notes to Consolidated Financial Statements

ARCH CAPITAL	7	2022 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2022	2021
Comprehensive Income
Net income (loss)	$197,432	$475,708
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	(684,355)	(261,750)
Reclassification of net realized (gains) losses, included in net income (loss)	102,278	2,697
Foreign currency translation adjustments	(2,768)	(28,584)
Comprehensive income (loss)	(387,413)	188,071
Net (income) loss attributable to noncontrolling interests	(1,632)	(37,552)
Other comprehensive (income) loss attributable to noncontrolling interests	—	4,570
Comprehensive income (loss) available to Arch	$(389,045)	$155,089

See Notes to Consolidated Financial Statements

ARCH CAPITAL	8	2022 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2022	2021
Non-cumulative preferred shares
Balance at beginning and end of period	$830,000	$780,000

Common shares
Balance at beginning of period	648	643
Common shares issued, net	3	2
Balance at end of period	651	645

Additional paid-in capital
Balance at beginning of period	2,085,075	1,977,794
Amortization of share-based compensation	45,368	40,573
Other changes	3,798	(3,626)
Balance at end of period	2,134,241	2,014,741

Retained earnings
Balance at beginning of period	14,455,868	12,362,463
Net income (loss)	197,432	475,708
Net (income) loss attributable to noncontrolling interests	(1,632)	(37,552)
Preferred share dividends	(10,184)	(10,403)
Balance at end of period	14,641,484	12,790,216

Accumulated other comprehensive income (loss), net of deferred income tax
Balance at beginning of period	(64,600)	488,895
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of period	13,486	501,295
Unrealized holding gains (losses) during period, net of reclassification adjustment	(582,077)	(259,053)
Unrealized holding gains (losses) during period attributable to noncontrolling interests	—	4,469
Balance at end of period	(568,591)	246,711
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of period	(78,086)	(12,400)
Foreign currency translation adjustments	(2,768)	(28,584)
Foreign currency translation adjustments attributable to noncontrolling interests	—	100
Balance at end of period	(80,854)	(40,884)
Balance at end of period	(649,445)	205,827

Common shares held in treasury, at cost
Balance at beginning of period	(3,761,095)	(2,503,909)
Shares repurchased for treasury	(276,247)	(191,048)
Balance at end of period	(4,037,342)	(2,694,957)

Total shareholders’ equity available to Arch	12,919,589	13,096,472
Non-redeemable noncontrolling interests	—	876,864
Total shareholders’ equity	$12,919,589	$13,973,336

See Notes to Consolidated Financial Statements

ARCH CAPITAL	9	2022 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2022	2021
Operating Activities
Net income (loss)	$197,432	$475,708
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized (gains) losses	289,213	(161,007)
Equity in net (income) or loss of investment funds accounted for using the equity method and other income or loss	(11,420)	(135,939)
Amortization of intangible assets	27,167	14,402
Share-based compensation	45,379	40,812
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	275,954	560,153
Unearned premiums, net of ceded unearned premiums	513,507	560,035
Premiums receivable	(600,691)	(608,250)
Deferred acquisition costs	(96,999)	(126,701)
Reinsurance balances payable	(74,022)	240,206
Other items, net	(13,957)	(96,574)
Net cash provided by (used for) operating activities	551,563	762,845
Investing Activities
Purchases of fixed maturity investments	(6,727,665)	(11,530,968)
Purchases of equity securities	(408,615)	(309,419)
Purchases of other investments	(616,659)	(430,961)
Proceeds from sales of fixed maturity investments	6,053,352	10,917,134
Proceeds from sales of equity securities	1,100,256	284,986
Proceeds from sales, redemptions and maturities of other investments	570,341	323,591
Proceeds from redemptions and maturities of fixed maturity investments	240,753	421,042
Net settlements of derivative instruments	(2,510)	47,660
Net (purchases) sales of short-term investments	(510,752)	589,175
Purchase of operating affiliate	—	(546,349)
Purchases of fixed assets	(11,770)	(12,490)
Other	550	(246,590)
Net cash provided by (used for) investing activities	(312,719)	(493,189)
Financing Activities
Purchases of common shares under share repurchase program	(254,988)	(179,266)
Proceeds from common shares issued, net	(17,260)	(10,008)
Third party investment in non-redeemable noncontrolling interests	—	15,971
Dividends paid to redeemable noncontrolling interests	—	(948)
Other	48,859	(1,948)
Preferred dividends paid	(10,184)	(10,403)
Net cash provided by (used for) financing activities	(233,573)	(186,602)

Effects of exchange rate changes on foreign currency cash and restricted cash	(3,924)	(6,084)

Increase (decrease) in cash and restricted cash	1,347	76,970
Cash and restricted cash, beginning of year	1,314,771	1,290,544
Cash and restricted cash, end of period	$1,316,118	$1,367,514

See Notes to Consolidated Financial Statements

ARCH CAPITAL	10	2022 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation and Recent Accounting Pronouncements

General
Arch Capital Group Ltd. (“Arch Capital”) is a public listed Bermuda exempted company which provides insurance, reinsurance and mortgage insurance on a worldwide basis through its wholly-owned subsidiaries. As used herein, the “Company” means Arch Capital and its subsidiaries. The Company’s consolidated financial statements through June 30, 2021 included the results of Somers Group Holdings Ltd. (formerly Watford Holdings Ltd.) and its wholly owned subsidiaries (“Somers”). Effective July 1, 2021, Somers is wholly owned by Greysbridge Holdings Ltd., (“Greysbridge”) and Greysbridge is owned 40% by the Company, 30% by certain investment funds managed by Kelso & Company (“Kelso”) and 30% by certain investment funds managed by Warburg Pincus LLC (“Warburg”). Based on the governing documents of Greysbridge, the Company concluded that, while it retains significant influence over Somers, Somers no longer constitutes a variable interest entity. Accordingly, effective July 1, 2021, Arch no longer consolidates the results of Somers in its consolidated financial statements and footnotes. See note 11.
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021
(“2021 Form 10-K”), including the Company’s audited consolidated financial statements and related notes.
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
Recent Accounting Pronouncements
Recently Issued Accounting Standards Adopted
For information regarding additional accounting standards that the Company has not yet adopted, see note 3(s), “Significant Accounting Policies—Recent Accounting Pronouncements,” of the notes to consolidated financial statements in the Company’s 2021 Form 10-K.
2.    Share Transactions

Share-Based Compensation
During the 2022 first quarter, the Company granted 734,254 stock options, 690,772 performance share awards (“PSAs”) and units (“PSUs”) and 971,262 restricted shares and units to certain employees. The stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted average grant-date fair value of the stock options, PSAs/PSUs and restricted shares and units granted during the 2022 first quarter were approximately $13.13, $49.91 and $47.54 per share, respectively. Such values are being amortized over the respective substantive vesting period.
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
Share Repurchases
The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program, Arch Capital has repurchased 426.2 million common shares for an aggregate purchase price of $5.54 billion. For the three months ended March 31, 2022, Arch Capital repurchased 5.6 million shares under the share repurchase program with an aggregate purchase price of $255.0 million. At March 31, 2022, $927.2 million of share

ARCH CAPITAL	11	2022 FIRST QUARTER FORM 10-Q

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

3.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net income (loss)	$197,432	$475,708
Amounts attributable to noncontrolling interests	(1,632)	(37,552)
Net income (loss) available to Arch	195,800	438,156
Preferred dividends	(10,184)	(10,403)
Net income (loss) available to Arch common shareholders	$185,616	$427,753

Denominator:
Weighted average common shares and common share equivalents outstanding — basic	374,243,812	400,807,895
Effect of dilutive common share equivalents:
Nonvested restricted shares	2,659,922	2,230,794
Stock options (1)	7,290,629	6,184,564
Weighted average common shares and common share equivalents outstanding — diluted	384,194,363	409,223,253

Earnings per common share:
Basic	$0.50	$1.07
Diluted	$0.48	$1.05
(1)    Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2022 first quarter and 2021 first quarter, the number of stock options excluded were 769,026 and 2,400,082, respectively.

ARCH CAPITAL	12	2022 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.    Segment Information

The Company classifies its businesses into three underwriting segments — insurance, reinsurance and mortgage — and two other operating segments — corporate and ‘other.’ The Company determined its reportable segments using the management approach described in accounting guidance regarding disclosures about segments of an enterprise and related information. The accounting policies of the segments are the same as those used for the preparation of the Company’s consolidated financial statements. Intersegment business is allocated to the segment accountable for the underwriting results.
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
The mortgage segment includes the Company’s U.S. primary mortgage insurance business, investment and services related to U.S. credit-risk transfer (“CRT”) which are predominately with government sponsored enterprises (“GSE’s”) and international mortgage insurance and reinsurance operations. Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company (combined “Arch MI U.S.”) are approved as eligible mortgage insurers by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a GSE. Arch MI U.S. also includes Arch Mortgage Guaranty Company, which is not a GSE-approved entity.
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
Through June 30, 2021, the ‘other’ segment included the results of Somers. In July 2021, the Company announced the completion of the previously disclosed acquisition of Somers by Greysbridge. Based on the governing documents of Greysbridge, the Company has concluded that, while it retains significant influence over Somers, Somers no longer constitutes a variable interest entity. Accordingly, effective July 1, 2021, Arch no longer consolidates the results of Somers in its consolidated financial statements. See note 11.

ARCH CAPITAL	13	2022 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders:

	Three Months Ended
	March 31, 2022
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$1,719,605	$1,718,942	$364,839	$3,800,775	$—	$3,800,775
Premiums ceded	(512,709)	(579,818)	(76,719)	(1,166,635)	—	(1,166,635)
Net premiums written	1,206,896	1,139,124	288,120	2,634,140	—	2,634,140
Change in unearned premiums	(180,200)	(334,724)	1,417	(513,507)	—	(513,507)
Net premiums earned	1,026,696	804,400	289,537	2,120,633	—	2,120,633
Other underwriting income (loss)	—	836	5,061	5,897	—	5,897
Losses and loss adjustment expenses	(600,739)	(454,700)	54,604	(1,000,835)	—	(1,000,835)
Acquisition expenses	(195,650)	(171,996)	(10,513)	(378,159)	—	(378,159)
Other operating expenses	(166,825)	(69,776)	(53,342)	(289,943)	—	(289,943)
Underwriting income (loss)	$63,482	$108,764	$285,347	457,593	—	457,593

Net investment income				80,436	—	80,436
Net realized gains (losses)				(292,414)	—	(292,414)
Equity in net income (loss) of investment funds accounted for using the equity method				36,305	—	36,305
Other income (loss)				(9,025)	—	(9,025)
Corporate expenses (2)				(31,935)	—	(31,935)
Transaction costs and other (2)				(397)	—	(397)
Amortization of intangible assets				(27,167)	—	(27,167)
Interest expense				(32,708)	—	(32,708)
Net foreign exchange gains (losses)				3,845	—	3,845
Income (loss) before income taxes and income (loss) from operating affiliates				184,533	—	184,533
Income tax (expense) benefit				(11,619)	—	(11,619)
Income (loss) from operating affiliates				24,518	—	24,518
Net income (loss)				197,432	—	197,432
Amounts attributable to redeemable noncontrolling interests				(1,632)	—	(1,632)
Net income (loss) available to Arch				195,800	—	195,800
Preferred dividends				(10,184)	—	(10,184)
Net income (loss) available to Arch common shareholders				$185,616	$—	$185,616

Underwriting Ratios
Loss ratio	58.5%	56.5%	(18.9)%	47.2%	—%	47.2%
Acquisition expense ratio	19.1%	21.4%	3.6%	17.8%	—%	17.8%
Other operating expense ratio	16.2%	8.7%	18.4%	13.7%	—%	13.7%
Combined ratio	93.8%	86.6%	3.1%	78.7%	—%	78.7%

Goodwill and intangible assets	$249,423	$183,675	$493,329	$926,427	$—	$926,427
(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	14	2022 FIRST QUARTER FORM 10-Q

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
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	15	2022 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Three Months Ended
	March 31,
	2022	2021
Reserve for losses and loss adjustment expenses at beginning of period	$17,757,156	$16,513,929
Unpaid losses and loss adjustment expenses recoverable	5,599,231	4,314,855
Net reserve for losses and loss adjustment expenses at beginning of period	12,157,925	12,199,074

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	1,142,647	1,244,772
Prior years	(141,812)	(41,672)
Total net incurred losses and loss adjustment expenses	1,000,835	1,203,100

Retroactive reinsurance transactions (1)	—	(183,893)

Net foreign exchange (gains) losses and other	(32,640)	(46,877)

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(70,806)	(58,984)
Prior years	(656,205)	(585,118)
Total net paid losses and loss adjustment expenses	(727,011)	(644,102)

Net reserve for losses and loss adjustment expenses at end of period	12,399,109	12,527,302
Unpaid losses and loss adjustment expenses recoverable	5,709,998	3,916,650
Reserve for losses and loss adjustment expenses at end of period	$18,109,107	$16,443,952
(1)     During the 2021 first quarter, the Company entered into a reinsurance to close and other related agreements with Premia Managing Agency Limited (“Premia”), in connection with the 2018 and prior years of account related to the acquisition of Barbican Group Holdings Limited (“Barbican”).

Development on Prior Year Loss Reserves

2022 First Quarter

During the 2022 first quarter, the Company recorded net favorable development on prior year loss reserves of $141.8 million, which consisted of $7.3 million from the insurance segment, $32.5 million from the reinsurance segment and $102.1 million from the mortgage segment.
The insurance segment’s net favorable development of $7.3 million, or 0.7 loss ratio points, for the 2022 first quarter consisted of $19.0 million of net favorable development in short-tailed lines and $11.7 million of net adverse development in medium-tailed and long-tailed lines. Net favorable development in short-tailed lines reflected $18.6 million of favorable development in lenders products, primarily from the 2021 accident year (i.e., the year in which a loss occurred). Net adverse development in medium-tailed lines included $7.2 million of adverse development in professional liability business, primarily from the 2010 to 2013, 2015 and 2019 accident years, and $6.0 million of adverse development in contract binding business, across most accident years, partially offset by favorable development in program business of $5.0 million, primarily from the 2020 accident year. Net adverse development in long-tailed lines primarily reflected $5.8 million of unfavorable development related to casualty lines, primarily from 2019 to 2021 accident years.
The reinsurance segment’s net favorable development of $32.5 million, or 4.0 loss ratio points, for the 2022 first quarter consisted of $35.4 million of net favorable development in short-tailed and medium-tailed lines and $2.9 million of net adverse development in long-tailed lines. Net favorable development in short-tailed lines reflected $19.2 million of favorable development related to property catastrophe and property other than property catastrophe business, primarily from the 2018, 2019 and 2021 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period). Net favorable development in medium-tailed lines included $10.7 million of favorable development in marine and aviation lines, across most underwriting years. Adverse development in long-tailed lines reflected an increase in casualty reserves, primarily from the

ARCH CAPITAL	16	2022 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2021 underwriting year, which was partially offset by favorable development in earlier underwriting years.
The mortgage segment’s net favorable development was $102.1 million, or 35.3 loss ratio points, for the 2022 first quarter, primarily reflecting the impact of lower new delinquencies and favorable cure activity related to the U.S. first lien portfolio primarily from the 2020 accident year. The Company’s credit risk transfer, international, second lien and student loan business also contributed to the favorable development.
2021 First Quarter
During the 2021 first quarter, the Company recorded net favorable development on prior year loss reserves of $41.7 million, which consisted of $4.1 million from the insurance segment, $26.8 million from the reinsurance segment and $10.9 million from the mortgage segment, partially offset by $0.1 million unfavorable from the ‘other’ segment.
The insurance segment’s net favorable development of $4.1 million, or 0.5 loss ratio points, for the 2021 first quarter consisted of $25.0 million of net favorable development in short-tailed and $20.9 million of net adverse development in medium-tailed lines. Net favorable development in short-tailed lines reflected $14.6 million of favorable development from property (excluding marine), primarily from the 2019 and 2020 accident years, $8.0 million of favorable development in lenders products, primarily from the 2020 accident year, and $2.5 million of favorable development in travel and accident, primarily from the 2020 accident year. Net adverse development in medium-tailed lines included $10.8 million of adverse development in program business, primarily from the 2016 to 2020 accident years, $6.0 million of adverse development in professional liability business, primarily from the 2019 accident year, and $5.0 million of adverse development in surety, primarily from the 2019 accident year.
The reinsurance segment’s net favorable development of $26.8 million, or 4.2 loss ratio points, for the 2021 first quarter consisted of net favorable development in short-tailed, medium-tailed and long-tailed lines. Net favorable development of $17.5 million in short-tailed lines reflected $23.3 million of favorable development related to property other than property catastrophe business, primarily from the 2016 to 2019 underwriting years, and $16.6 million of favorable development from other specialty, primarily from the 2018 and 2019 underwriting years, partially offset by $22.5 million of net adverse development related to property catastrophe, primarily from the 2020 underwriting year. Net favorable development of $9.3 million in medium and long-tailed lines reflected favorable development in casualty across most underwriting years.
The mortgage segment’s net favorable development was $10.9 million, or 3.2 loss ratio points, for the 2021 first quarter, primarily driven by favorable development in the credit risk transfer and international portfolios. Subrogation recoveries on second lien and student loan business also contributed.
6.    Allowance for Expected Credit Losses

Premiums Receivable
The following table provides a roll forward of the allowance for expected credit losses of the Company’s premium receivables:

	Premium Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended March 31, 2022
Balance at beginning of period	$2,633,280	$39,958
Change for provision of expected credit losses (1)		(885)
Balance at end of period	$3,223,504	$39,073

Three Months Ended March 31, 2021
Balance at beginning of period	$2,064,586	$37,781
Change for provision of expected credit losses (1)		(1,670)
Balance at end of period	$2,618,175	$36,111

(1)Amounts deemed uncollectible are written-off in operating expenses. For the 2022 first quarter and 2021 first quarter, amounts written off were $1.5 million and $0.1 million, respectively.

Reinsurance Recoverables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s reinsurance recoverables:

	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended March 31, 2022
Balance at beginning of period	$5,880,735	$13,230
Change for provision of expected credit losses		5,253
Balance at end of period	$5,941,000	$18,483

Three Months Ended March 31, 2021
Balance at beginning of period	$4,500,802	$11,636
Change for provision of expected credit losses		(764)
Balance at end of period	$4,041,076	$10,872

ARCH CAPITAL	17	2022 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the Company’s reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums):

	March 31,	December 31
	2022	2021
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	$5,941,000	$5,880,735
% due from carriers with A.M. Best rating of “A-” or better	69.5%	69.7%
% due from all other rated carriers	0.1%	0.1%
% due from all other carriers with no A.M. Best rating (1)	30.4%	30.2%
Largest balance due from any one carrier as % of total shareholders’ equity	7.2%	6.7%
(1)    At March 31, 2022 and December 31, 2021 over 93% and 91% of such amount were collateralized through reinsurance trusts, funds withheld arrangements, letters of credit or other, respectively.
Contractholder Receivables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s contractholder receivables:

	Contract-holder Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended March 31, 2022
Balance at beginning of period	$1,828,691	$3,437
Change for provision of expected credit losses		294
Balance at end of period	$1,810,199	$3,731

Three Months Ended March 31, 2021
Balance at beginning of period	$1,986,924	$8,638
Change for provision of expected credit losses		(2,785)
Balance at end of period	1,919,655	$5,853

ARCH CAPITAL	18	2022 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.    Investment Information

Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Cost or Amortized Cost
March 31, 2022
Fixed maturities:
Corporate bonds	$7,231,686	$31,393	$(356,464)	$(26,509)	$7,583,266
Mortgage backed securities	416,138	1,717	(28,430)	(797)	443,648
Municipal bonds	370,470	4,169	(10,900)	(106)	377,307
Commercial mortgage backed securities	1,066,365	751	(15,862)	(256)	1,081,732
U.S. government and government agencies	4,716,790	10,031	(178,836)	—	4,885,595
Non-U.S. government securities	2,169,714	42,121	(92,040)	(532)	2,220,165
Asset backed securities	1,677,690	1,128	(43,473)	(5,945)	1,725,980
Total	17,648,853	91,310	(726,005)	(34,145)	18,317,693
Short-term investments	2,332,624	758	(647)	—	2,332,513
Total	$19,981,477	$92,068	$(726,652)	$(34,145)	$20,650,206

December 31, 2021
Fixed maturities:
Corporate bonds	$6,553,333	$104,170	$(69,194)	$(2,037)	$6,520,394
Mortgage backed securities	408,477	2,825	(5,410)	(48)	411,110
Municipal bonds	404,666	18,724	(1,409)	(2)	387,353
Commercial mortgage backed securities	1,046,484	1,740	(3,117)	(6)	1,047,867
U.S. government and government agencies	4,772,764	10,076	(45,967)	—	4,808,655
Non-U.S. government securities	2,120,294	54,048	(34,749)	(82)	2,101,077
Asset backed securities	2,692,091	6,540	(11,108)	(708)	2,697,367
Total	17,998,109	198,123	(170,954)	(2,883)	17,973,823
Short-term investments	1,734,716	568	(590)	—	1,734,738
Total	$19,732,825	$198,691	$(171,544)	$(2,883)	$19,708,561

ARCH CAPITAL	19	2022 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2022
Fixed maturities:
Corporate bonds	$5,798,556	$(305,661)	$513,866	$(50,803)	$6,312,422	$(356,464)
Mortgage backed securities	328,090	(21,714)	68,490	(6,716)	396,580	(28,430)
Municipal bonds	203,717	(9,578)	14,759	(1,322)	218,476	(10,900)
Commercial mortgage backed securities	942,203	(15,815)	1,654	(47)	943,857	(15,862)
U.S. government and government agencies	4,201,416	(173,754)	80,735	(5,082)	4,282,151	(178,836)
Non-U.S. government securities	2,045,013	(82,107)	98,575	(9,933)	2,143,588	(92,040)
Asset backed securities	1,450,006	(41,196)	110,116	(2,277)	1,560,122	(43,473)
Total	14,969,001	(649,825)	888,195	(76,180)	15,857,196	(726,005)
Short-term investments	420,157	(647)	—	—	420,157	(647)
Total	$15,389,158	$(650,472)	$888,195	$(76,180)	$16,277,353	$(726,652)

December 31, 2021
Fixed maturities:
Corporate bonds	$3,639,582	$(63,938)	$98,867	$(5,256)	$3,738,449	$(69,194)
Mortgage backed securities	222,176	(3,545)	46,809	(1,865)	268,985	(5,410)
Municipal bonds	26,665	(385)	16,361	(1,024)	43,026	(1,409)
Commercial mortgage backed securities	675,603	(2,805)	5,908	(312)	681,511	(3,117)
U.S. government and government agencies	4,211,621	(44,180)	33,373	(1,787)	4,244,994	(45,967)
Non-U.S. government securities	1,511,301	(31,983)	62,957	(2,766)	1,574,258	(34,749)
Asset backed securities	1,667,002	(9,853)	33,082	(1,255)	1,700,084	(11,108)
Total	11,953,950	(156,689)	297,357	(14,265)	12,251,307	(170,954)
Short-term investments	284,733	(590)	—	—	284,733	(590)
Total	$12,238,683	$(157,279)	$297,357	$(14,265)	$12,536,040	$(171,544)
At March 31, 2022, on a lot level basis, approximately 6,550 security lots out of a total of approximately 9,060 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $3.6 million. At December 31, 2021, on a lot level basis, approximately 4,700 security lots out of a total of approximately 10,240 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $1.1 million.

ARCH CAPITAL	20	2022 FIRST QUARTER FORM 10-Q

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

	March 31, 2022		December 31, 2021
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$313,167	$311,780	$300,889	$299,772
Due after one year through five years	9,592,143	9,884,149	8,355,255	8,339,387
Due after five years through 10 years	4,107,319	4,353,470	4,689,155	4,684,393
Due after 10 years	476,031	516,934	505,758	493,927
	14,488,660	15,066,333	13,851,057	13,817,479
Mortgage backed securities	416,138	443,648	408,477	411,110
Commercial mortgage backed securities	1,066,365	1,081,732	1,046,484	1,047,867
Asset backed securities	1,677,690	1,725,980	2,692,091	2,697,367
Total	$17,648,853	$18,317,693	$17,998,109	$17,973,823
Equity Securities, at Fair Value
At March 31, 2022, the Company held $1.0 billion of equity securities, at fair value, compared to $1.8 billion at December 31, 2021. Such holdings include publicly traded common stocks primarily in the consumer cyclical and non-cyclical, technology, communication and financial sectors and exchange-traded funds in fixed income, equity and other sectors.
Other Investments, at Fair Value
The following table summarizes the Company’s other investments and other investable assets:

	March 31, 2022	December 31, 2021
Fixed maturities	$426,187	$416,698
Other investments	1,226,808	1,432,553
Short-term investments	12,371	97,806
Equity securities	21,300	26,493
Total	$1,686,666	$1,973,550
The following table summarizes the Company’s other investments, as detailed in the previous table, by strategy:

	March 31, 2022	December 31, 2021
Lending	$472,099	$536,345
Investment grade fixed income	350,217	147,810
Term loan investments	160,945	484,950
Private equity	98,471	91,126
Energy	81,693	81,692
Credit related funds	63,383	70,278
Infrastructure	—	20,352
Total	$1,226,808	$1,432,553
Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	March 31, 2022	December 31, 2021
Credit related funds	$1,067,549	$1,022,334
Private equity	602,802	436,042
Real estate	444,755	396,395
Lending	409,736	376,649
Equities	360,906	395,090
Infrastructure	226,430	230,070
Energy	107,842	119,141
Fixed income	105,523	101,890
Total	$3,325,543	$3,077,611
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

ARCH CAPITAL	21	2022 FIRST QUARTER FORM 10-Q

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
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet line item:

	March 31, 2022	December 31, 2021
Investments accounted for using the equity method (1)	3,325,543	3,077,611
Investments accounted for using the fair value option (2)	146,718	170,595
Total	$3,472,261	$3,248,206
(1)    Aggregate unfunded commitments were $2.7 billion at March 31, 2022, compared to $2.6 billion at December 31, 2021.
(2)    Aggregate unfunded commitments were $21.3 million at March 31, 2022, compared to $18.8 million at December 31, 2021.
Net Investment Income
The components of net investment income were derived from the following sources:

	March 31,
	2022	2021
Three Months Ended
Fixed maturities	$82,053	$90,626
Term loans	1,617	14,728
Equity securities	6,238	5,650
Short-term investments	2,575	607
Other (1)	10,459	14,355
Gross investment income	102,942	125,966
Investment expenses	(22,506)	(27,110)
Net investment income	$80,436	$98,856
(1)    Includes income distributions from investment funds and other items.
Net Realized Gains (Losses)
Net realized gains (losses), which include changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings were as follows:

	March 31,
	2022	2021
Three Months Ended
Available for sale securities:
Gross gains on investment sales	$19,707	$65,002
Gross losses on investment sales	(108,347)	(62,998)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(30,589)	16,553
Other investments	4,389	46,855
Equity securities	(3,313)	2,065
Short-term investments	(149)	736
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	65,211	37,849
Net unrealized gains (losses) on equity securities still held at reporting date	(176,195)	19,708
Allowance for credit losses:
Investments related	(31,722)	(1,648)
Underwriting related	(4,286)	5,268
Derivative instruments (1)	(23,711)	36,116
Other	(3,409)	(23,045)
Net realized gains (losses)	$(292,414)	$142,461
(1)    See note 9 for information on the Company’s derivative instruments.

Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method
The Company recorded $36.3 million of equity in net income related to investment funds accounted for using the equity method in the 2022 first quarter, compared to income of $71.7 million for the 2021 first quarter. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds.
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

ARCH CAPITAL	22	2022 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In 2021, the Company completed the share purchase agreement with Natixis to purchase 29.5% of the common equity of Coface, a France-based leader in the global trade credit insurance market. The consideration paid was €9.95 per share, or an aggregate €453 million (approximately $546 million) including related fees. Income (loss) from operating affiliates reflected a one-time gain of $74.5 million realized from the acquisition. As of March 31, 2022, the Company owned approximately 29.86% of the issued shares of Coface, or 30.09% excluding treasury shares, with a carrying value of $646.0 million, compared to $630.5 million at December 31, 2021.
In July 2021, the Company announced the completion of the previously disclosed acquisition of Somers by Greysbridge for a cash purchase price of $35.00 per common share.
Effective July 1, 2021, Somers is wholly owned by Greysbridge, and Greysbridge is owned 40% by the Company, 30% by certain investment funds managed by Kelso and 30% by certain investment funds managed by Warburg. At March 31, 2022 the Company’s carrying value in Greysbridge was $362.2 million, compared to $375.7 million at December 31, 2021, which reflected the Company’s aggregate purchase price of $278.9 million along with income (loss) from operating affiliates, which included a one-time gain of $95.7 million recognized from the acquisition.
Income from operating affiliates for the 2022 first quarter was $24.5 million, compared to an income of $75.5 million, for the 2021 first quarter.
Allowance for Expected Credit Losses
The following table provides a roll forward of the allowance for expected credit losses of the Company’s securities classified as available for sale:

	Structured Securities (1)	Municipal Bonds	Corporate Bonds	Total
Three Months Ended March 31, 2022
Balance at beginning of period	$802	$2	$2,079	$2,883
Additions for current-period provision for expected credit losses	5,990	95	25,150	31,235
Additions (reductions) for previously recognized expected credit losses	487	9	(15)	481
Reductions due to disposals	(281)	—	(173)	(454)
Balance at end of period	$6,998	$106	$27,041	$34,145

Three Months Ended March 31, 2021
Balance at beginning of period	$1,490	$11	$896	$2,397
Additions for current-period provision for expected credit losses	182	—	2,421	2,603
Additions (reductions) for previously recognized expected credit losses	(382)	(9)	(540)	(931)
Reductions due to disposals	(83)	—	(156)	(239)
Balance at end of period	$1,207	$2	$2,621	$3,830
(1)    Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.

ARCH CAPITAL	23	2022 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Restricted Assets
The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its underwriting operations. The Company’s subsidiaries maintain assets in trust accounts as collateral for transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. See note 18, “Commitments and Contingencies,” of the notes to consolidated financial statements in the Company’s 2021 Form 10-K.
The following table details the value of the Company’s restricted assets:

	March 31, 2022	December 31, 2021
Assets used for collateral or guarantees:
Affiliated transactions	$4,202,190	$4,223,955
Third party agreements	3,018,035	2,721,160
Deposits with U.S. regulatory authorities	773,105	798,100
Deposits with non-U.S. regulatory authorities	509,741	506,517
Total restricted assets	$8,503,071	$8,249,732
Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	March 31, 2022	December 31, 2021
Cash	$812,917	$858,668
Restricted cash (included in ‘other assets’)	$503,201	$456,103
Cash and restricted cash	$1,316,118	$1,314,771
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

ARCH CAPITAL	24	2022 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at March 31, 2022.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Where quotes are unavailable, fair value is determined by the Investment Manager using quantitative and qualitative assessments such as internally modeled values. Of the $23.0 billion of financial assets and liabilities measured at fair value at March 31, 2022, approximately $7.3 million, or 0.0%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $23.8 billion of financial assets and liabilities measured at fair value at December 31, 2021, approximately $7.7 million, or 0.0%, were priced using non-binding broker-dealer quotes or modeled valuations.
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
Commercial mortgage-backed securities – valuations provided by independent pricing services, substantially all through index providers and pricing vendors with a small amount through broker-dealers. The fair values of these securities are generally determined through the use of pricing models which use spreads to determine the appropriate average life of the securities. These spreads are generally obtained from the new issue market, secondary trading and from broker-dealers who trade in the relevant security market. The pricing services also review prepayment speeds and other indicators, when applicable. As the significant inputs used in the pricing process for commercial mortgage-

ARCH CAPITAL	25	2022 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
backed securities are observable market inputs, the fair value of these securities are classified within Level 2.
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
Other liabilities
The Company’s other liabilities include contingent and deferred consideration liabilities related to the Company’s acquisitions. Contingent consideration liabilities are remeasured at fair value at each balance sheet date with changes in fair value recognized in ‘net realized gains (losses).’ To determine the fair value of contingent consideration liabilities, the Company estimates the future payments using an income approach based on modeled inputs which include a weighted average cost of capital. Deferred consideration liabilities are measured at fair value on the transaction date. The Company determined that contingent and deferred consideration liabilities would be included within Level 3.

ARCH CAPITAL	26	2022 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the Company’s financial assets and liabilities measured at fair value by level at March 31, 2022:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$7,231,686	$—	$7,228,116	$3,570
Mortgage backed securities	416,138	—	416,138	—
Municipal bonds	370,470	—	370,470	—
Commercial mortgage backed securities	1,066,365	—	1,066,365	—
U.S. government and government agencies	4,716,790	4,689,733	27,057	—
Non-U.S. government securities	2,169,714	—	2,169,714	—
Asset backed securities	1,677,690	—	1,674,538	3,152
Total	17,648,853	4,689,733	12,952,398	6,722

Short-term investments	2,332,624	2,088,131	244,493	—

Equity securities, at fair value	1,002,572	963,395	36,409	2,768

Derivative instruments (2)	127,153	—	127,153	—

Residential mortgage loans	75,411	—	75,411	—

Fair value option:
Corporate bonds	421,995	—	421,995	—
Non-U.S. government bonds	1,663	—	1,663	—
Asset backed securities	2,529	—	2,529	—
Short-term investments	12,371	820	11,551	—
Equity securities	21,301	16,790	—	4,511
Other investments	177,680	—	155,078	22,602
Other investments measured at net asset value (1)	1,049,128
Total	1,686,667	17,610	592,816	27,113

Total assets measured at fair value	$22,873,280	$7,758,869	$14,028,680	$36,603

Liabilities measured at fair value:
Other liabilities	$(17,591)	$—	$—	$(17,591)
Derivative instruments (2)	(72,655)	—	(72,655)	—
Total liabilities measured at fair value	$(90,246)	$—	$(72,655)	$(17,591)

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
(2)    See note 9.

ARCH CAPITAL	27	2022 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2021:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$6,553,333	$—	$6,553,320	$13
Mortgage backed securities	408,477	—	408,477	—
Municipal bonds	404,666	—	404,666	—
Commercial mortgage backed securities	1,046,484	—	1,046,484	—
U.S. government and government agencies	4,772,764	4,744,517	28,247	—
Non-U.S. government securities	2,120,294	—	2,120,294	—
Asset backed securities	2,692,091	—	2,688,744	3,347
Total	17,998,109	4,744,517	13,250,232	3,360

Short-term investments	1,734,716	1,052,822	681,894	—

Equity securities, at fair value	1,804,170	1,762,864	38,388	2,918

Derivative instruments (2)	127,121	—	127,121	—

Residential mortgage loans	49,847	—	49,847	—

Fair value option:
Corporate bonds	388,546	—	388,546	—
Non-U.S. government bonds	23,785	—	23,785	—
Asset backed securities	4,367	—	4,367	—
Short-term investments	97,806	528	97,278	—
Equity securities	26,493	21,745	—	4,748
Other investments	310,798	20,352	262,465	27,981
Other investments measured at net asset value (1)	1,121,755
Total	1,973,550	42,625	776,441	32,729

Total assets measured at fair value	$23,687,513	$7,602,828	$14,923,923	$39,007

Liabilities measured at fair value:
Other liabilities	$(16,960)	$—	$—	$(16,960)
Derivative instruments (2)	(54,224)	—	(54,224)	—
Total liabilities measured at fair value	$(71,184)	$—	$(54,224)	$(16,960)

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
(2)    See note 9.

ARCH CAPITAL	28	2022 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Assets						Liabilities
s	Available For Sale		Fair Value Option			Fair Value
	Structured Securities (1)	Corporate Bonds	Corporate Bonds	Other Investments	Equity Securities	Equity Securities	Other Liabilities
Three Months Ended March 31, 2022
Balance at beginning of period	$3,347	$13	$—	$27,981	$4,748	$2,918	$(16,960)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	10	—	—	7	(237)	(147)	(98)
Included in other comprehensive income	(60)	—	—	—	—	—	(533)
Purchases, issuances, sales and settlements
Purchases	—	—	—	68	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	(2,471)	—	(3)	—
Settlements	(145)	—	—	(2,983)	—	—	—
Transfers in and/or out of Level 3	—	3,557	—	—	—	—	—
Balance at end of period	$3,152	$3,570	$—	$22,602	$4,511	$2,768	$(17,591)

Three Months Ended March 31, 2021
Balance at beginning of period	$3,426	$13	$985	$67,103	$68,988	$42,015	$(461)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	(68)	—	4	248	2,188	904	(4)
Included in other comprehensive income	114	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	7,365	—	193	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	(6,786)	—	—	—
Settlements	—	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$3,472	$13	$989	$67,930	$71,176	$43,112	$(465)
(1)    Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.
(2)    Gains or losses were included in net realized gains (losses).
Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at March 31, 2022, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At March 31, 2022, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.9 billion. At December 31, 2021, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $3.3 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
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

ARCH CAPITAL	29	2022 FIRST QUARTER FORM 10-Q

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
The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives (1)	Liability Derivatives (1)	Notional Value (2)
March 31, 2022
Futures contracts	$35,734	$(28,704)	$1,759,560
Foreign currency forward contracts	13,956	(13,651)	1,310,849
TBAs	—	—	—
Other	77,463	(30,300)	3,675,245
Total	$127,153	$(72,655)

December 31, 2021
Futures contracts	$34,999	$(9,808)	$2,826,564
Foreign currency forward contracts	7,734	(11,390)	915,962
TBAs	11,227	—	11,227
Other	73,161	(33,026)	3,736,773
Total	$127,121	$(54,224)
(1)    The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’
(2)    Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.

The Company did not hold any derivatives which were designated as hedging instruments at March 31, 2022 or December 31, 2021.
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
At March 31, 2022, asset derivatives and liability derivatives of $123.0 million and $72.6 million, respectively, were subject to a master netting agreement, compared to $122.3 million and $53.9 million, respectively, at December 31, 2021. The remaining derivatives included in the preceding table were not subject to a master netting agreement.
Realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as	March 31,
hedging instruments:	2022	2021

Three Months Ended
Net realized gains (losses):
Futures contracts	$(46,774)	$47,438
Foreign currency forward contracts	(2,038)	(22,071)
TBAs	(51)	—
Other (1)	25,152	10,749
Total	$(23,711)	$36,116
(1)    Includes realized gains and losses on swaps, options and other derivatives contracts.
10.    Commitments and Contingencies

Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $3.1 billion at March 31, 2022, compared to $3.0 billion at December 31, 2021.
Interest Paid
Interest paid on the Company’s senior notes and other borrowings were $0.6 million for the three months ended March 31, 2022, compared to $1.0 million for the 2021 period.

ARCH CAPITAL	30	2022 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11.    Variable Interest Entities and Noncontrolling Interests

Somers
In March 2014, the Company invested $100.0 million and acquired approximately 11% of Somers’ outstanding common equity. Somers was considered a VIE and the Company concluded that it was the primary beneficiary of Somers, through June 30, 2021. As such, the results of Somers were included in the Company’s consolidated financial statements as of and for the periods ended June 30, 2021.
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
Somers generated $7.0 million of cash provided by operating activities, $21.4 million of cash provided by investing activities and $1.0 million of cash used for financing activities for the three months ended March 31, 2021.
Non-redeemable noncontrolling interests
Through June 30, 2021, the Company accounted for the portion of Somers’s common equity attributable to third party investors in the shareholders’ equity section of its consolidated balance sheets. The portion of Somers’s income or loss attributable to third party investors was recorded in the consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests.’
The following table sets forth activity in the non-redeemable noncontrolling interests:

March 31,
2021
Three Months Ended
Balance, beginning of period	$823,007
Additional paid in capital attributable to noncontrolling interests	21,730
Amounts attributable to noncontrolling interests	36,697
Other comprehensive income (loss) attributable to noncontrolling interests	(4,570)
Balance, end of period	$876,864
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
The following table sets forth activity in the redeemable non-controlling interests:

	March 31,
	2022	2021
Three Months Ended
Balance, beginning of period	$9,233	$58,548
Accretion of preference share issuance costs	—	23
Other	530	(901)
Balance, end of period	$9,763	$57,670
The portion of income or loss attributable to third party investors, recorded in the Company’s consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests,’ are summarized in the table below:

	March 31,
	2022	2021
Three Months Ended
Amounts attributable to non-redeemable noncontrolling interests	$—	$(36,697)
Amounts attributable to redeemable noncontrolling interests	(1,632)	(855)
Net (income) loss attributable to noncontrolling interests	$(1,632)	$(37,552)

ARCH CAPITAL	31	2022 FIRST QUARTER FORM 10-Q

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
The following table presents the total assets of the Bellemeade entities, as well as the Company’s maximum exposure to loss associated with these VIEs, calculated as the maximum historical observable spread between the benchmark index for each respective transaction and short term invested trust asset yields. The benchmark index for agreements effective prior to 2021 is based on one-month LIBOR, while the 2021 and later agreements benchmark index is based on the Secured Overnight Financing Rate (“SOFR”). SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.

		March 31, 2022					December 31, 2021
		Maximum Exposure to Loss					Maximum Exposure to Loss
Bellemeade Entities (Issue Date)	Total VIE Assets	On-Balance Sheet (Asset) Liability	Off-Balance Sheet	Total	Coverage Remaining from Reinsurers (1)	Total VIE Assets	On-Balance Sheet (Asset) Liability	Off-Balance Sheet	Total

2017-1 Ltd. (Oct-17)	$81,415	$(90)	$380	$290		$108,368	$(159)	$424	$265
2018-1 Ltd. (Apr-18)	147,647	(384)	1,176	792		181,136	(528)	1,268	740
2018-3 Ltd. (Oct-18)	283,088	(707)	1,953	1,246		302,563	(1,018)	2,496	1,478
2019-1 Ltd. (Mar-19)	157,397	(135)	1,407	1,272		181,324	(380)	5,807	5,427
2019-2 Ltd. (Apr-19)	398,316	(379)	5,906	5,527		398,316	(515)	3,998	3,483
2019-3 Ltd. (Jul-19)	347,583	(298)	2,783	2,485		409,859	(584)	3,190	2,606
2019-4 Ltd. (Oct-19)	352,232	(251)	4,728	4,477		411,954	(462)	4,759	4,297
2020-2 Ltd. (Sep-20)	185,380	(36)	1,800	1,764	784	217,766	(177)	1,984	1,807
2020-3 Ltd. (Nov-20)	324,869	47	5,088	5,135	12,175	348,818	(128)	5,793	5,665
2020-4 Ltd. (Dec-20)	145,747	56	1,528	1,584	7,249	176,826	(50)	1,630	1,580
2021-1 Ltd. (Mar-21)	543,457	(600)	3,596	2,996	54,795	568,986	(303)	3,283	2,980
2021-2 Ltd. (Jun-21)	514,932	(111)	4,392	4,281	91,241	522,807	281	4,124	4,405
2021-3 Ltd. (Sep-21)	507,873	(779)	3,574	2,795	131,518	507,873	(411)	3,446	3,035
2022-1 Ltd. (Jan-22)	283,500	(29)	2,464	2,435	33,260
Total	$4,273,436	$(3,696)	$40,775	$37,079	$331,022	$4,336,596	$(4,434)	$42,202	$37,768
(1) Coverage from a separate panel of reinsurers remaining at March 31, 2022.

ARCH CAPITAL	32	2022 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.    Other Comprehensive Income (Loss)

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended
Details About	Line Item That Includes	March 31,
AOCI Components	Reclassification	2022	2021

Unrealized appreciation (decline) on available-for-sale investments
	Net realized gains (losses)	$(88,640)	$2,004
	Provision for credit losses	(31,722)	(1,647)
	Total before tax	(120,362)	357
	Income tax (expense) benefit	18,084	(3,054)
	Net of tax	$(102,278)	$(2,697)

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended March 31, 2022
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(784,890)	$(100,535)	$(684,355)
Less reclassification of net realized gains (losses) included in net income	(120,362)	(18,084)	(102,278)
Foreign currency translation adjustments	(2,565)	203	(2,768)
Other comprehensive income (loss)	$(667,093)	$(82,248)	$(584,845)

Three Months Ended March 31, 2021
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(294,360)	$(32,610)	$(261,750)
Less reclassification of net realized gains (losses) included in net income	357	3,054	(2,697)
Foreign currency translation adjustments	(28,415)	169	(28,584)
Other comprehensive income (loss)	$(323,132)	$(35,495)	$(287,637)

ARCH CAPITAL	33	2022 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    Income Taxes

The Company’s income tax provision on income before income taxes, including income (loss) from operating affiliates, resulted in an effective tax rate of 5.6% for the three months ended March 31, 2022, compared to 7.6% for the three months ended March 31, 2021. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
The Company had a net deferred tax asset of $303.2 million at March 31, 2022, compared to a net deferred tax asset of $194.0 million at December 31, 2021. The change is primarily a result of market value fluctuations in the investment portfolio. In addition, the Company paid $9.0 million and $7.1 million of income taxes for the three months ended March 31, 2022 and 2021, respectively.
14.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of March 31, 2022, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.
15.    Transactions with Related Parties

In the 2021 first quarter, as part of the Company’s acquisition of Barbican, the Company entered into an agreement with Premia Managing Agency Limited for the reinsurance to close of Syndicate 1955’s 2018 underwriting year of account into Premia Syndicate 1884’s 2021 underwriting year of account. The reinsurance to close covers legacy business underwritten by Syndicate 1955 on the underwriting 2018 and prior years of account and under the agreement, approximately $380 million of net liabilities was transferred to Syndicate 1884, with an effective date of January 1, 2021. The Company had no reinsurance recoverable on unpaid and paid losses or funds held liability at March 31, 2022 and December 31, 2021.
In July 2021, following consummation of the Merger Agreement and the related Greysbridge equity financing, pursuant to which Somers is wholly owned by Greysbridge, and Greysbridge is owned 40% by the Company, 30% by certain funds managed by Kelso and 30% by certain funds managed by Warburg, the Company entered into certain reinsurance transactions with Somers. For the three months ended March 31, 2022, the Company ceded premiums written related to such transactions of $220.5 million (which includes reinsurance transactions in force as well as those entered into in conjunction with the Merger Agreement). In addition, Somers paid certain acquisition costs and administrative fees to the Company. At March 31, 2022, reinsurance recoverable on unpaid and paid losses from Somers was $933.7 million, with a reinsurance balance payable to Somers of $324.4 million. See note 11, “Variable Interest Entities and Noncontrolling Interests,” for information about Somers.
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
As of March 31, 2022, the Company owns $35.0 million in aggregate principal amount of Somers Group Holdings Ltd’s 6.5% senior notes, due July 2, 2029 and approximately 6.6% of Somers’s preference shares.

ARCH CAPITAL	34	2022 FIRST QUARTER FORM 10-Q

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with our consolidated financial statements included in Item 1 of this report and also our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). In addition, readers should review “Risk Factors” set forth in Item 1A of Part I of our 2021 Form 10-K and “ITEM 1A—Risk Factors” of this Form 10-Q. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “Arch”, “we”, “our” or “us”) is a publicly listed Bermuda exempted company with approximately $15.6 billion in capital at March 31, 2022 and, through operations in Bermuda, the United States, Europe, Canada, Australia and Hong Kong, writes insurance, reinsurance and mortgage insurance on a worldwide basis.

ARCH CAPITAL	35	2022 FIRST QUARTER FORM 10-Q

CURRENT OUTLOOK

The 2022 first quarter provided yet another reminder that we live in a world of uncertainty. The war in Ukraine has affected countless lives and initiated a humanitarian crisis that is still unfolding, along with the COVID-19 pandemic that continues into year three. In addition to the war in Ukraine, catastrophes, global inflation and supply chain issues impacted the quarter. In spite of these headwinds for our industry, our objective for 2022 remains the same, to deliver long term value for our shareholders. The underlying fundamentals of our businesses continue to improve as we benefit from better market conditions. In our property and casualty segments of insurance and reinsurance, we continue to execute our cycle management strategy by actively allocating capital to the sectors where rates allow for returns that are substantially higher than our cost of capital. Growth in our mortgage insurance segment has stabilized with insurance in force modestly growing again this quarter.
Inflation continues to be a focus for our industry. We proactively analyze the data and incorporate new trends into our pricing and reserving. We believe that this discipline, coupled with increases in future investment returns and reserving prudently, mitigate inflation’s impact. For our mortgage operations, inflation mainly has a positive effect as it increases homeowner equity, which can potentially mitigate future losses.
The 2022 first quarter reflected growth across most property and casualty lines as we remain in a growth phase of the underwriting cycle. As a result, we continue to show improved underwriting margins, partially due to the compounding of rate-on-rate increases and the rebalancing of our mix of business. We believe that this time-tested strategy of protecting capital through soft markets and increasing our writings in hard markets gives us the best chance to generate superior risk adjusted returns over time. As long as rate increases support returns above our required thresholds, we expect to continue to grow our writings.
Rate improvements have enabled us to continue to expand writings in our property casualty segments. Rate increases remain well above the long-term loss cost trends and have spread to more lines than last year. In specialty insurance, underwriting conditions remain opportunistic as pricing discipline, terms and conditions, and limits management are stable across most lines. This stability, combined with the uncertainties in the insurance market should keep the market disciplined and sustain rate increases. Our early focus on Lloyd’s and business in the UK has delivered strong growth, as our European insurance operation now represents 30% of our insurance group’s total net premiums written. Our U.S operations benefited from growth in professional liability, including cyber, as well as travel where we believe relative returns are attractive.
In reinsurance, the emphasis remains on quota share treaties over excess of loss reinsurance. This strategy allows us to participate in the rate increases on primary insurance while improving the balance between risk and return. We remained disciplined in property catastrophe exposure and we will deploy more capital to the line if expected returns improve meaningfully.
For our U.S. primary mortgage operations, delinquencies continue to trend to historically low levels, and cures on delinquent mortgages in our portfolio resulted in favorable prior development in the quarter. The increase in mortgage interest rates is a steeper rise than we have seen in decades. These higher rates, have dramatically curtailed refinancing. However, our mortgage business is more geared to the purchase market, which continues to benefit from strong demand and limited housing supply. The decline in refinancing activity improves persistency, which benefits our insurance in force and should result in a stable base of premium income to help drive underwriting income for the rest of the year and beyond. Outside of the U.S., we increased our writings in Australia as a result of the housing market remaining strong and due to our acquisition of Westpac’s LMI business.
We remain committed to providing solutions across many offerings as the marketplace evolves, including the mortgage credit risk transfer programs initiated by government sponsored enterprises, or “GSEs.” In addition, we enter into aggregate excess of loss mortgage reinsurance agreements with various special purpose reinsurance companies domiciled in Bermuda and issue mortgage insurance linked notes, increasing our protection for mortgage tail risk. The Bellemeade structures provide approximately $4.6 billion of aggregate reinsurance coverage at March 31, 2022.
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

ARCH CAPITAL	36	2022 FIRST QUARTER FORM 10-Q

share repurchase activity, which has an accretive or dilutive impact on book value per share depending on the purchase price. Book value per share was $32.18 at March 31, 2022, compared to $33.56 at December 31, 2021 and $30.54 at March 31, 2021. The 4.1% decrease in book value per share for the 2022 first quarter reflected negative total return on investments driven by the increase in interest rates and negative returns in the equity markets. The 5.4% increase in book value per share over the trailing twelve months primarily reflected strong underwriting results.
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
Our Operating ROAE was 13.6% for the 2022 first quarter, compared to 7.8% for the 2021 first quarter. Return for the 2022 period reflected strong underwriting returns and a lower level of catastrophic activity, while the 2021 period reflected lower underwriting returns due to an increased level of catastrophic activity and higher income from operating affiliates.
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

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2022 First Quarter	(3.07)%	(3.97)%
2021 First Quarter	(0.18)%	(0.51)%
Total return for the 2022 first quarter reflected mark to market impact on our fixed maturities portfolio due to rising interest rates and the negative returns in the equity markets. We continue to maintain a relative short duration on our portfolio of 2.93 years at March 31, 2022.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide, unlike many master indices that change based on the size of their constituent indices, a relatively stable basket of investable indices. At March 31, 2022, the benchmark return index had an average credit quality of “Aa3” by Moody’s Investors Service (“Moody’s”), and an estimated duration of 3.15 years.

ARCH CAPITAL	37	2022 FIRST QUARTER FORM 10-Q

The benchmark return index included weightings to the following indices:

%
ICE BoAML 1-5 Year A - AAA U.S. Corporate Index	13.00%
ICE BoAML 5-10 Year A - AAA U.S. Corporate Index	11.00
ICE BoAML 1-5 Year U.S. Treasury Index	11.00
MSCI ACWI Net Total Return USD Index	9.30
ICE BoAML 1-10 Year BBB U.S. Corporate Index	5.00
JPM CLOIE Investment Grade	5.00
S&P/LSTA Leveraged Loan Total Return Index	4.965
ICE BoAML U.S. Mortgage Backed Securities Index	4.00
ICE BoAML AAA US Fixed Rate CMBS	4.00
ICE BoAML 1-5 Year U.K. Gilt Index	4.00
ICE BoAML German Government 1-10 Year Index	3.50
ICE BoAML 0-3 Year U.S. Treasury Index	3.25
ICE BoAML 5-10 Year U.S. Treasury Index	3.00
ICE BoAML 1-10 Year U.S. Municipal Securities Index	3.00
Bloomberg Barclays ABS Aaa Index	3.00
ICE BoAML 1-5 Year Australia Government Index	2.75
ICE BoAML U.S. High Yield Constrained Index	2.50
ICE BoAML 1-5 Year Canada Government Index	2.00
ICE BofA CCC and Lower US High Yield Constrained Index	1.38
Bloomberg Barclays Global High Yield Index	1.38
S&P DJ Global ex-US Select Real Estate Securities Net Index	0.825
FTSE Nareit All Mortgage Capped Index Total Return USD	0.825
Bloomberg Barclays CMBS: Erisa Eligible Unhedged USD	0.825
ICE BoAML 15+ Year Canada Government Index	0.50
Total	100.00%
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
We believe that net realized gains or losses, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other and loss on redemption of preferred shares in any particular period are not indicative of the performance, of or trends, in our business. Although net realized gains or losses, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses are an integral part of our operations, the decision to realize investment gains or losses, the recognition of the change in the carrying value of investments accounted for using the fair value option in net realized gains or losses, the recognition of net impairment losses, the recognition of equity in net income or loss of investment funds accounted for using the equity method and the recognition of foreign exchange gains or losses are independent of the insurance underwriting process and result, in large part, from general economic and financial market conditions. Furthermore, certain users of our financial information believe that, for many companies, the timing of the realization of investment gains or losses is largely opportunistic. In addition, changes in the allowance for credit losses and net impairment losses recognized in earnings on our investments represent other-than-temporary declines in expected recovery values on securities without actual realization. The use of the equity method on certain of our investments in certain funds that invest in fixed maturity securities is driven by the ownership structure of such funds (either limited partnerships or limited liability companies). In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). This method of accounting is different from the way we account for our other fixed maturity securities and the timing of the recognition of equity in net income or loss of investment funds accounted for using the equity method may differ from gains or losses in the future upon sale or maturity of such investments. Transaction costs and other include advisory, financing, legal, severance, incentive compensation and other transaction costs related to acquisitions. We believe that transaction costs and other, due to their non-recurring nature, are not indicative of the performance of, or trends in, our business performance. The loss on redemption of preferred shares related to the redemption of Arch’'s Series E preferred shares in September 2021 and had no impact on shareholders' equity or cash flows. Due to these reasons, we exclude net realized gains or losses, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other and loss on redemption of preferred shares from the calculation of after-

ARCH CAPITAL	38	2022 FIRST QUARTER FORM 10-Q

tax operating income available to Arch common shareholders.
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
Our segment information includes the presentation of consolidated underwriting income or loss and a subtotal of underwriting income or loss before the contribution from the ‘other’ segment, through June 30, 2021. Such measures represent the pre-tax profitability of our underwriting operations and include net premiums earned plus other underwriting income, less losses and loss adjustment expenses, acquisition expenses and other operating expenses. Other operating expenses include those operating expenses that are incremental and/or directly attributable to our individual underwriting operations. Underwriting income or loss does not incorporate items included in our corporate segment. While these measures are presented in note 4, “Segment Information,” of the notes accompanying our consolidated financial statements, they are considered non-GAAP financial measures when presented elsewhere on a consolidated basis. The reconciliations of underwriting income or loss to income before income taxes (the most directly comparable GAAP financial measure) on a consolidated basis and a subtotal before the contribution from the ‘other’ segment through June 30, 2021, in accordance with Regulation G, is shown in note 4, “Segment Information” to our consolidated financial statements.
We measure segment performance for our three underwriting segments based on underwriting income or loss. We do not manage our assets by underwriting segment, with the exception of goodwill and intangibles and, accordingly, investment income and other non-underwriting related items are not allocated to each underwriting segment. The ‘other’ segment includes the results of Somers through June 30, 2021.
Along with consolidated underwriting income, we provide a subtotal of underwriting income or loss before the contribution from the ‘other’ segment. Through June 30, 2021, the ‘other’ segment included the results of Somers
Group Holdings Ltd. Somers Group Holdings Ltd. is the parent of Somers Re Ltd., a multi-line Bermuda reinsurance company (together with Somers Group Holdings Ltd., “Somers”). Pursuant to GAAP, Somers was considered a variable interest entity and we concluded that we were the primary beneficiary of Somers. As such, we consolidated the results of Somers in our consolidated financial statements through June 30, 2021. In the 2020 fourth quarter, Arch Capital, Somers, and Greysbridge Ltd., a wholly-owned subsidiary of Arch Capital, entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”). Arch Capital assigned its rights under the Merger Agreement to Greysbridge Holdings Ltd. (“Greysbridge”). The merger and the related Greysbridge equity financing closed on July 1, 2021. Effective July 1, 2021, Somers is wholly owned by Greysbridge, and Greysbridge is owned 40% by Arch and 30% by certain funds managed by Kelso and 30% by certain funds managed by Warburg. Based on the governing documents of Greysbridge, we concluded that, while we retain significant influence over Greysbridge, Greysbridge does not constitute a variable interest entity. Accordingly, effective July 1, 2021, we no longer consolidate the results of Somers in our consolidated financial statements and footnotes. See note 11, “Variable Interest Entities and Noncontrolling Interests” and note 4, “Segment Information,” to our consolidated financial statements for additional information on Somers.
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

ARCH CAPITAL	39	2022 FIRST QUARTER FORM 10-Q

RESULTS OF OPERATIONS

The following table summarizes our consolidated financial data, including a reconciliation of net income or loss available to Arch common shareholders to after-tax operating income or loss available to Arch common shareholders.

	Three Months Ended
	March 31,
	2022	2021
Net income available to Arch common shareholders	$185,616	$427,753
Net realized (gains) losses	292,414	(105,551)
Equity in net (income) loss of investment funds accounted for using the equity method	(36,305)	(71,686)
Net foreign exchange (gains) losses	(3,855)	(21,332)
Transaction costs and other	397	1,274
Income tax expense (1)	(16,268)	9,311
After-tax operating income available to Arch common shareholders	$421,999	$239,769

Beginning common shareholders’ equity	$12,715,896	$12,325,886
Ending common shareholders’ equity	$12,089,589	$12,316,472
Average common shareholders’ equity	$12,402,743	$12,321,179

Annualized net income return on average common equity %	6.0	13.9
Annualized operating return on average common equity %	13.6	7.8
(1) Income tax expense on net realized gains or losses, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses and transaction costs and other reflects the relative mix reported by jurisdiction and the varying tax rates in each jurisdiction.
Segment Information
We classify our businesses into three underwriting segments — insurance, reinsurance and mortgage — and two other operating segments — corporate and ‘other.’ Our insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to our chief operating decision makers, the Chief Executive Officer of Arch Capital, the Chief Financial Officer and Treasurer of Arch Capital and the President and Chief Underwriting Officer of Arch Capital. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for our three underwriting segments based on underwriting income or loss. We do not manage our assets by underwriting segment, with the exception of goodwill and intangible assets, and, accordingly, investment income is not allocated to each underwriting segment.
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
Insurance Segment
The following tables set forth our insurance segment’s underwriting results:

	Three Months Ended March 31,
	2022	2021	% Change
Gross premiums written	$1,719,605	$1,415,886	21.5
Premiums ceded	(512,709)	(421,047)
Net premiums written	1,206,896	994,839	21.3
Change in unearned premiums	(180,200)	(175,365)
Net premiums earned	1,026,696	819,474	25.3
Losses and loss adjustment expenses	(600,739)	(535,747)
Acquisition expenses	(195,650)	(128,222)
Other operating expenses	(166,825)	(137,113)
Underwriting income (loss)	$63,482	$18,392	245.2

Underwriting Ratios			% Point Change
Loss ratio	58.5%	65.4%	(6.9)
Acquisition expense ratio	19.1%	15.6%	3.5
Other operating expense ratio	16.2%	16.7%	(0.5)
Combined ratio	93.8%	97.7%	(3.9)
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

ARCH CAPITAL	40	2022 FIRST QUARTER FORM 10-Q

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
Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended March 31,
	2022		2021
	Amount	%	Amount	%
Professional Lines	$347,841	28.8	$238,246	23.9
Property, energy, marine and aviation	210,221	17.4	170,498	17.1
Travel, accident and health	165,332	13.7	92,306	9.3
Programs	129,401	10.7	158,401	15.9
Construction and national accounts	126,123	10.5	134,792	13.5
Excess and surplus casualty	100,289	8.3	85,593	8.6
Lenders products	25,232	2.1	34,860	3.5
Other	102,457	8.5	80,143	8.1
Total	$1,206,896	100.0	$994,839	100.0
2022 First Quarter versus 2021 Period. Gross premiums written by the insurance segment in the 2022 first quarter were 21.5% higher than in the 2021 first quarter, while net premiums written were 21.3% higher. The higher level of net premiums written reflected increases in most lines of business, due in part to rate increases, new business opportunities and growth in existing accounts.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended March 31,
	2022		2021
	Amount	%	Amount	%
Professional Lines	$289,813	28.2	$199,671	24.4
Property, energy, marine and aviation	185,655	18.1	157,259	19.2
Travel, accident and health	104,630	10.2	49,666	6.1
Programs	139,809	13.6	112,840	13.8
Construction and national accounts	86,148	8.4	102,671	12.5
Excess and surplus casualty	90,761	8.8	75,367	9.2
Lenders products	30,588	3.0	40,081	4.9
Other	99,292	9.7	81,919	10.0
Total	$1,026,696	100.0	$819,474	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters. Net premiums earned in the 2022 first quarter were 25.3% higher than in the 2021 first quarter.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended
	March 31,
	2022	2021
Current year	59.2%	65.9%
Prior period reserve development	(0.7)%	(0.5)%
Loss ratio	58.5%	65.4%
Current Year Loss Ratio.
2022 First Quarter versus 2021 Period. The insurance segment’s current year loss ratio in the 2022 first quarter was 6.7 points lower than in the 2021 first quarter. The 2022 first quarter loss ratio reflected 3.1 points of current year catastrophic activity, primarily related to Russia’s invasion of Ukraine and other natural catastrophes occurring in the quarter, compared to 5.1 points of catastrophic activity for the 2021 first quarter, primarily related to winter storms Uri and Viola.

ARCH CAPITAL	41	2022 FIRST QUARTER FORM 10-Q

Prior Period Reserve Development.
The insurance segment’s net favorable development was $7.3 million, or 0.7 points, for the 2022 first quarter, compared to $4.1 million, or 0.5 points, for the 2021 first quarter. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
2022 First Quarter versus 2021 Period. The insurance segment’s underwriting expense ratio was 35.3% in the 2022 first quarter, compared to 32.3% in the 2021 first quarter. The increase in the 2022 first quarter was primarily due to a changing mix of business, primarily to growth in lines with higher acquisition costs, higher contingent commission accruals and lower levels of ceding commissions as a result of changes in our ceded reinsurance program. The underwriting expense ratio in the 2022 first quarter also reflected increased incentive compensation costs, which were more than offset by a higher level of net premiums earned.
Reinsurance Segment
The following tables set forth our reinsurance segment’s underwriting results:

	Three Months Ended March 31,
	2022	2021	% Change
Gross premiums written	$1,718,942	$1,471,060	16.9
Premiums ceded	(579,818)	(471,948)
Net premiums written	1,139,124	999,112	14.0
Change in unearned premiums	(334,724)	(354,212)
Net premiums earned	804,400	644,900	24.7
Other underwriting income (loss)	836	(1,198)
Losses and loss adjustment expenses	(454,700)	(484,870)
Acquisition expenses	(171,996)	(118,025)
Other operating expenses	(69,776)	(60,514)
Underwriting income (loss)	$108,764	$(19,707)	651.9

Underwriting Ratios			% Point Change
Loss ratio	56.5%	75.2%	(18.7)
Acquisition expense ratio	21.4%	18.3%	3.1
Other operating expense ratio	8.7%	9.4%	(0.7)
Combined ratio	86.6%	102.9%	(16.3)
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
Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended March 31,
	2022		2021
	Amount	%	Amount	%
Other Specialty	$363,834	31.9	$284,331	28.5
Property excluding property catastrophe	295,419	25.9	292,833	29.3
Casualty	266,455	23.4	218,256	21.8
Property catastrophe	128,971	11.3	117,207	11.7
Marine and aviation	51,817	4.5	61,638	6.2
Other	32,628	2.9	24,847	2.5
Total	$1,139,124	100.0	$999,112	100.0
2022 First Quarter versus 2021 Period. Gross premiums written by the reinsurance segment in the 2022 first quarter

ARCH CAPITAL	42	2022 FIRST QUARTER FORM 10-Q

were 16.9% higher than in the 2021 first quarter, while net premiums written were 14.0% higher. The higher level of net premiums written reflected increases in most lines of business, due in part to rate increases, new business opportunities and growth in existing accounts.
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended March 31,
	2022		2021
	Amount	%	Amount	%
Other Specialty	$231,618	28.8	$163,898	25.4
Property excluding property catastrophe	232,529	28.9	187,782	29.1
Casualty	197,858	24.6	149,031	23.1
Property catastrophe	77,076	9.6	88,011	13.6
Marine and aviation	42,192	5.2	40,108	6.2
Other	23,127	2.9	16,070	2.5
Total	$804,400	100.0	$644,900	100.0
Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned by the reinsurance segment in the 2022 first quarter were 24.7% higher than in the 2021 first quarter, and reflect changes in net premiums written over the previous five quarters.
Other Underwriting Income (Loss).
Other underwriting income for the 2022 first quarter was $0.8 million, compared to a loss of $1.2 million for the 2021 first quarter.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended
	March 31,
	2022	2021
Current year	60.5%	79.4%
Prior period reserve development	(4.0)%	(4.2)%
Loss ratio	56.5%	75.2%
Current Year Loss Ratio.
2022 First Quarter versus 2021 Period. The reinsurance segment’s current year loss ratio in the 2022 first quarter was 18.9 points lower than in the 2021 first quarter. The 2022 first quarter loss ratio reflected 6.5 points of current year catastrophic activity, primarily related to Russia’s invasion of Ukraine. The 2021 first quarter included 24.7 points of catastrophic activity, primarily related to winter storms Uri and Viola as well as other minor global events.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $32.5 million, or 4.0 points, for the 2022 first quarter, compared to $26.8 million, or 4.2 points, for the 2021 first quarter. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
2022 First Quarter versus 2021 Period. The underwriting expense ratio for the reinsurance segment was 30.1% in the 2022 first quarter, which included 1.2 points of expenses related to favorable development of prior year loss reserves, compared to 27.7% in the 2021 first quarter, with the balance of the increase primarily resulting from the change in mix of business to lines with higher acquisition costs. The underwriting expense ratio in the 2022 first quarter also reflected increased incentive compensation costs, which were more than offset by a higher level of net premiums earned.

ARCH CAPITAL	43	2022 FIRST QUARTER FORM 10-Q

Mortgage Segment
Our mortgage operations include U.S. and international mortgage insurance and reinsurance operations as well as participation in GSE credit risk-sharing transactions.
The following tables set forth our mortgage segment’s underwriting results.

	Three Months Ended March 31,
	2022	2021	% Change
Gross premiums written	$364,839	$391,246	(6.7)
Premiums ceded	(76,719)	(56,051)
Net premiums written	288,120	335,195	(14.0)
Change in unearned premiums	1,417	1,122
Net premiums earned	289,537	336,317	(13.9)
Other underwriting income	5,061	6,897
Losses and loss adjustment expenses	54,604	(63,689)
Acquisition expenses	(10,513)	(30,082)
Other operating expenses	(53,342)	(49,131)
Underwriting income	$285,347	$200,312	42.5

Underwriting Ratios			% Point Change
Loss ratio	(18.9)%	18.9%	(37.8)
Acquisition expense ratio	3.6%	8.9%	(5.3)
Other operating expense ratio	18.4%	14.6%	3.8
Combined ratio	3.1%	42.4%	(39.3)
Premiums Written.
The following tables set forth our mortgage segment’s net premiums written by underwriting location (i.e., where the business is underwritten):

	Three Months Ended March 31,
	2022		2021
	Amount	%	Amount	%
Underwriting location:
United States	$201,150	69.8	$247,529	73.8
Other	86,970	30.2	87,666	26.2
Total	$288,120	100.0	$335,195	100.0
2022 First Quarter versus 2021 Period. Gross premiums written by the mortgage segment in the 2022 first quarter were 6.7% lower than in the 2021 first quarter, while net premiums written were 14.0% lower. Net premiums written for the 2022 first quarter reflected a higher level of premiums ceded than in the 2021 first quarter.
The persistency rate, which represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period, was 66.9% for the Arch MI U.S. portfolio of mortgage insurance policies at March 31, 2022, reflecting a lower level of mortgage refinancing activity, compared to 62.4% at December 31, 2021.
The following tables provide details on the new insurance written (“NIW”) generated by Arch MI U.S. NIW represents the original principal balance of all loans that received coverage during the period.

(U.S. Dollars in millions)	Three Months Ended March 31,
	2022		2021
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$20,015		$27,019

Credit quality (FICO):
>=740	$13,152	65.7	$17,818	65.9
680-739	6,254	31.2	8,418	31.2
620-679	606	3.0	783	2.9
<620	3	—	—	—
Total	$20,015	100.0	$27,019	100.0

Loan-to-value (LTV):
95.01% and above	$1,096	5.5	$1,608	6.0
90.01% to 95.00%	10,778	53.8	12,288	45.5
85.01% to 90.00%	5,733	28.6	8,312	30.8
85.00% and below	2,408	12.0	4,811	17.8
Total	$20,015	100.0	$27,019	100.0

Monthly vs. single:
Monthly	$19,201	95.9	$24,989	92.5
Single	814	4.1	2,030	7.5
Total	$20,015	100.0	$27,019	100.0

Purchase vs. refinance:
Purchase	$19,157	95.7	$20,505	75.9
Refinance	858	4.3	6,514	24.1
Total	$20,015	100.0	$27,019	100.0
(1)Represents the original principal balance of all loans that received coverage during the period.
Net Premiums Earned.
The following tables set forth our mortgage segment’s net premiums earned by underwriting location:

	Three Months Ended March 31,
	2022		2021
	Amount	%	Amount	%
Underwriting location:
United States	$209,525	72.4	$262,550	78.1
Other	80,012	27.6	73,767	21.9
Total	$289,537	100.0	$336,317	100.0
2022 First Quarter versus 2021 Period. Net premiums earned for the 2022 first quarter were 13.9% lower than in the 2021 first quarter, and reflected a lower level of earnings from single premium policy terminations in U.S. business.
Other Underwriting Income.
Other underwriting income, which is primarily related to GSE credit risk-sharing transactions was $5.1 million for the 2022 first quarter, compared to $6.9 million for the 2021 first quarter.

ARCH CAPITAL	44	2022 FIRST QUARTER FORM 10-Q

Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended
	March 31,
	2022	2021
Current year	16.4%	22.1%
Prior period reserve development	(35.3)%	(3.2)%
Loss ratio	(18.9)%	18.9%
Current Year Loss Ratio.
2022 First Quarter versus 2021 Period. The mortgage segment’s current year loss ratio was 5.7 points lower in the 2022 first quarter than in the 2021 first quarter. The lower current year loss ratio for the 2022 period reflect lower delinquencies.
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $102.1 million, or 35.3 points, for the 2022 first quarter, compared to $10.9 million, or 3.2 points, for the 2021 first quarter. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
2022 First Quarter versus 2021 Period. The underwriting expense ratio for the mortgage segment was 22.0% in the 2022 first quarter, compared to 23.5% in the 2021 first quarter, with the decrease primarily due to lower acquisition expenses on Australian mortgage insurance following the acquisition of Westpac LMI in the 2021 third quarter and profit commissions adjustments related to favorable development of prior year loss reserves. Such amounts were partially offset by a lower level of net premiums earned in the U.S. primary mortgage insurance business.
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
Net Investment Income.
The components of net investment income were derived from the following sources:

	Three Months Ended
	March 31,
	2022	2021
Fixed maturities	$82,053	$79,017
Equity securities	6,238	5,650
Short-term investments	2,575	644
Other (1)	12,076	15,559
Gross investment income	102,942	100,870
Investment expenses (2)	(22,506)	(22,141)
Net investment income	$80,436	$78,729
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.
(2)    Investment expenses were approximately 0.35% of average invested assets for the 2022 first quarter, compared to 0.35% for the 2021 first quarter.
The higher level of net investment income for the 2022 first quarter primarily related to a higher yields available in the financial market. The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 1.34% for the 2022 first quarter, compared to 1.31% for the 2021 first quarter.
Corporate Expenses.
Corporate expenses were $31.9 million for the 2022 first quarter, compared to $23.5 million for the 2021 first quarter. The increase in corporate expenses was primarily due to higher incentive compensation costs.
Other Income or Losses
The loss of $9.0 million for the 2022 first quarter, compared to a loss of $1.7 million for the 2021 first quarter, primarily reflects changes in the cash surrender value of our investment in corporate-owned life insurance.
Transaction Costs and Other.
Transaction costs and other were $0.4 million for the 2022 first quarter, compared to $1.2 million for the 2021 first quarter. Amounts in the 2022 and 2021 periods are primarily related to acquisitions activity for the respective periods.
Amortization of Intangible Assets.
Amortization of intangible assets for the 2022 first quarter was $27.2 million, compared to $14.4 million for the 2021 first quarter. Amounts in 2022 and 2021 period primarily attributed to amortization of finite-lived intangible assets. The increase in amortization of intangible assets expense was a result of acquisitions closed during the 2021 period.

ARCH CAPITAL	45	2022 FIRST QUARTER FORM 10-Q

Interest Expense.
Interest expense was $32.7 million for the 2022 first quarter, compared to the $34.2 million for the 2021 first quarter. Interest expense primarily reflects amounts related to our outstanding senior notes.
Net Realized Gains or Losses.
We recorded net realized losses of $292.4 million for the 2022 first quarter, compared to net realized gains of $101.3 million for the 2021 first quarter. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations.
Net realized gains or losses also include realized and unrealized contract gains and losses on our derivative instruments, changes in the fair value of assets accounted for using the fair value option and in the fair value of equities, along with changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings. See note 7, “Investment Information—Net Realized Gains (Losses)” and note 7, “Investment Information—Allowance for Expected Credit Losses,” to our consolidated financial statements for additional information.
Equity in Net Income or Losses of Investment Funds Accounted for Using the Equity Method.
We recorded $36.3 million of equity in net income related to investment funds accounted for using the equity method in the 2022 first quarter, compared to income of $71.7 million for the 2021 first quarter. Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Investment funds accounted for using the equity method totaled $3.3 billion at March 31, 2022, compared to $3.1 billion at December 31, 2021. See note 7, “Investment Information—Investments Accounted For Using the Equity Method,” to our consolidated financial statements for additional information.
Net Foreign Exchange Gains or Losses.
Net foreign exchange gains for the 2022 first quarter were $3.8 million, compared to net foreign exchange gains for the 2021 first quarter of $21.5 million. Amounts in both periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income (loss) before income taxes, including income (loss) from operating affiliates, resulted in an expense of 5.6% for the 2022 first quarter, compared to 8.2% for the 2021 first quarter. Our effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
Income or Losses from Operating Affiliates.
We recorded $24.5 million of net income from our operating affiliates in the 2022 first quarter, compared to income of $75.5 million for the 2021 first quarter. Results for the 2021 period reflected a one-time gain of $74.5 million realized from our investment in Coface SA. See note 7, “Investment Information—Investments in Operating Affiliates,” to our consolidated financial statements for additional information.
CRITICAL ACCOUNTING POLICIES,
ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

Critical accounting policies, estimates and recent accounting pronouncements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2021 Form 10-K, updated where applicable in the notes accompanying our consolidated financial statements, including note 1, “Basis of Presentation and Recent Accounting Pronouncements.”
FINANCIAL CONDITION

Investable Assets Held by Arch
At March 31, 2022, approximately $18.4 billion, or 68.9%, of total investable assets held by Arch were internally managed, compared to $18.5 billion, or 67.3%, at December 31, 2021. See note 7, “Investment Information” to our consolidated financial statements for information about the insurance segment’s prior year reserve development.

	March 31, 2022,	December 31, 2021

Average effective duration (in years)	2.93	2.70
Average S&P/Moody’s credit ratings (1)	AA-/Aa3	AA-/Aa3
(1)Average credit ratings on our investment portfolio on securities with ratings assigned by Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”).

ARCH CAPITAL	46	2022 FIRST QUARTER FORM 10-Q

The following table provides the credit quality distribution of our Fixed Maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
March 31, 2022
U.S. government and gov’t agencies (1)	$4,981,102	27.6
AAA	3,171,975	17.5
AA	2,222,236	12.3
A	3,227,560	17.9
BBB	3,181,195	17.6
BB	564,762	3.1
B	364,181	2.0
Lower than B	7,057	—
Not rated	354,972	2.0
Total	$18,075,040	100.0

December 31, 2021
U.S. government and gov’t agencies (1)	$5,063,191	27.5
AAA	3,783,386	20.5
AA	2,459,413	13.4
A	2,943,594	16.0
BBB	2,936,398	15.9
BB	501,588	2.7
B	371,747	2.0
Lower than B	43,756	0.2
Not rated	311,734	1.7
Total	$18,414,807	100.0
(1)Includes U.S. government-sponsored agency residential mortgage-backed securities and agency commercial mortgage-backed securities.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
March 31, 2022
0-10%	$15,378,359	$(659,818)	90.9
10-20%	466,584	(61,761)	8.5
20-30%	11,255	(3,574)	0.5
Greater than 30%	998	(852)	0.1
Total	$15,857,196	$(726,005)	100.0

December 31, 2021
0-10%	$12,231,146	$(166,867)	97.6
10-20%	16,884	(2,412)	1.4
20-30%	2,593	(759)	0.4
Greater than 30%	684	(916)	0.5
Total	$12,251,307	$(170,954)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at March 31, 2022, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
Bank of America Corporation	$468,427	A-/A2
JPMorgan Chase & Co.	334,034	A-/A2
Citigroup Inc.	281,326	BBB+/A3
Morgan Stanley	261,164	BBB+/A1
Wells Fargo & Company	259,394	BBB+/A1
The Goldman Sachs Group, Inc.	253,527	BBB+/A2
Blackstone Inc.	179,207	BBB/Baa3
UBS Group AG	126,761	A/Aa3
Owl Rock Capital Partners LP	121,074	BBB-/Baa3
Dai-ichi Life Holdings, Inc.	114,194	AA-/A1
Total	$2,399,108
(1)Average credit ratings as assigned by S&P and Moody’s, respectively.
The following table provides information on our structured securities, which includes residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
March 31, 2022
RMBS	$243,845	$168,557	$3,736	$416,138
CMBS	20,466	957,126	88,773	1,066,365
ABS	—	1,498,471	181,748	1,680,219
Total	$264,311	$2,624,154	$274,257	$3,162,722

December 31, 2021
RMBS	$268,229	$129,296	$10,952	$408,477
CMBS	22,198	926,302	97,984	1,046,484
ABS	—	2,543,907	152,551	2,696,458
Total	$290,427	$3,599,505	$261,487	$4,151,419
The following table summarizes our equity securities, which include investments in exchange traded funds:

	March 31, 2022	December 31, 2021
Equities (1)	$449,434	$883,722
Exchange traded funds
Fixed income (2)	538,415	455,467
Equity and other (3)	36,023	491,474
Total	$1,023,872	$1,830,663
(1)Primarily in consumer non-cyclical, technology, financial, consumer cyclical and industrial at March 31, 2022.
(2)Primarily in corporate at March 31, 2022.
(3)Primarily in large cap stocks, foreign equities, technology, financial and utilities at March 31, 2022.

For details on our other investments and other investable assets, see note 7, “Investment Information—Other Investments” to our consolidated financial statements.

ARCH CAPITAL	47	2022 FIRST QUARTER FORM 10-Q

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
Reinsurance
The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses (“LAE”) with unaffiliated reinsurers were as follows:

	Three Months Ended
	March 31,
	2022	2021
Premiums written:
Direct	$2,131,309	$1,892,245
Assumed	1,669,466	1,504,961
Ceded	(1,166,635)	(888,749)
Net	$2,634,140	$2,508,457

Premiums earned:
Direct	$1,885,115	$1,712,925
Assumed	1,172,804	947,614
Ceded	(937,286)	(712,117)
Net	$2,120,633	$1,948,422

Losses and LAE:
Direct	$889,802	$985,933
Assumed	654,261	667,311
Ceded	(543,228)	(450,144)
Net	$1,000,835	$1,203,100
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
The following table summarizes the respective coverages and retentions at March 31, 2022:

Bellemeade Entities (Issue Date)	Initial Coverage at Issuance	Current Coverage	Remaining Retention, Net
2017-1 Ltd. (1)	$368,114	$81,415	$127,902
2018-1 Ltd. (2)	374,460	147,647	126,952
2018-3 Ltd. (3)	506,110	283,088	131,858
2019-1 Ltd. (4)	341,790	157,397	95,943
2019-2 Ltd. (5)	621,022	398,316	161,990
2019-3 Ltd. (6)	700,920	347,583	187,666
2019-4 Ltd. (7)	577,267	352,232	120,702
2020-2 Ltd. (8)	449,167	186,164	226,692
2020-3 Ltd. (9)	451,816	337,044	159,588
2020-4 Ltd. (10)	337,013	152,996	134,889
2021-1 Ltd. (11)	643,577	598,252	156,828
2021-2 Ltd. (12)	616,017	606,173	144,713
2021-3 Ltd. (13)	639,391	639,391	142,162
2022-1 Ltd. (14)	316,760	316,760	155,082
Total	$6,943,424	$4,604,458	$2,072,967
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

ARCH CAPITAL	48	2022 FIRST QUARTER FORM 10-Q

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
(14) Issued in January 2022, covering in-force policies issued between July 1, 2021 and November 30, 2021. $284 million was directly funded by Bellemeade Re 2022-1 Ltd. via insurance-linked notes, with an additional $33 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
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
At March 31, 2022 and December 31, 2021, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	March 31, 2022	December 31, 2021
Insurance segment:
Case reserves	$2,162,933	$2,102,891
IBNR reserves	4,381,321	4,269,904
Total net reserves	6,544,254	6,372,795
Reinsurance segment:
Case reserves	1,775,847	1,733,571
Additional case reserves	408,019	426,531
IBNR reserves	2,752,894	2,656,527
Total net reserves	4,936,760	4,816,629
Mortgage segment:
Case reserves	677,872	741,897
IBNR reserves	240,223	226,604
Total net reserves	918,095	968,501
Total:
Case reserves	4,616,652	4,578,359
Additional case reserves	408,019	426,531
IBNR reserves	7,374,438	7,153,035
Total net reserves	$12,399,109	$12,157,925
At March 31, 2022 and December 31, 2021, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2022	December 31, 2021
Insurance segment:
Professional lines (1)	$1,754,859	$1,673,615
Construction and national accounts	1,500,319	1,490,206
Programs	804,682	793,187
Excess and surplus casualty (2)	694,002	657,307
Property, energy, marine and aviation	603,783	599,093
Travel, accident and health	103,506	96,051
Lenders products	48,170	58,351
Other (3)	1,034,933	1,004,985
Total net reserves	$6,544,254	$6,372,795
(1)Includes professional liability, executive assurance and healthcare business.
(2)Includes casualty and contract binding business.
(3)Includes alternative markets, excess workers’ compensation and surety business.

ARCH CAPITAL	49	2022 FIRST QUARTER FORM 10-Q

At March 31, 2022 and December 31, 2021, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2022	December 31, 2021
Reinsurance segment:
Casualty (1)	$2,178,795	$2,123,360
Other specialty (2)	1,153,553	1,113,766
Property excluding property catastrophe	710,214	711,859
Property catastrophe	487,399	486,911
Marine and aviation	269,717	246,861
Other (3)	137,082	133,872
Total net reserves	$4,936,760	$4,816,629
(1)Includes executive assurance, professional liability, workers’ compensation, excess motor, healthcare and other.
(2)Includes non-excess motor, surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and other.
(3)Includes life, casualty clash and other.
At March 31, 2022 and December 31, 2021, the mortgage segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2022	December 31, 2021
U.S. primary mortgage insurance (1)	$666,264	$710,708
U.S. credit risk transfer (CRT) and other	108,239	112,549
International mortgage insurance/ reinsurance	143,592	145,244
Total net reserves	$918,095	$968,501
(1)    At March 31, 2022, 30.7% represents policy years 2012 and prior and the remainder from later policy years. At December 31, 2021, 27.9% of total net reserves represent policy years 2012 and prior and the remainder from later policy years.

Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at March 31, 2022 and December 31, 2021:

(U.S. Dollars in millions)	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$283,484	59.7	$280,945	61.0
U.S. credit risk transfer (CRT) and other (2)	122,189	25.8	110,018	23.9
International mortgage insurance/reinsurance (3)	68,800	14.5	69,655	15.1
Total	$474,473	100.0	$460,618	100.0

Risk In Force (RIF) (4):
U.S. primary mortgage insurance	$71,699	84.3	$70,619	84.3
U.S. credit risk transfer (CRT) and other (2)	5,670	6.7	5,120	6.1
International mortgage insurance/reinsurance (3)	7,709	9.1	7,983	9.5
Total	$85,078	100.0	$83,722	100.0
(1)Represents the aggregate dollar amount of each insured mortgage loan’s current principal balance.
(2)Includes all CRT transactions, which are predominantly with GSEs, and other U.S. reinsurance transactions.
(3)International mortgage insurance and reinsurance with risk primarily located in Australia and to lesser extent Europe and Asia.
(4)The aggregate dollar amount of each insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy for insurance policies issued and after contract limits and/or loss ratio caps for risk-sharing or reinsurance.
The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at March 31, 2022:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2012 and prior	$11,651	4.1	$2,778	3.9	8.77%
2013	3,810	1.3	1,033	1.4	2.40%
2014	4,433	1.6	1,221	1.7	3.00%
2015	7,857	2.8	2,115	2.9	2.31%
2016	12,967	4.6	3,473	4.8	2.91%
2017	11,773	4.2	3,099	4.3	3.71%
2018	12,548	4.4	3,187	4.4	4.67%
2019	23,195	8.2	5,819	8.1	2.76%
2020	77,873	27.5	19,302	26.9	0.94%
2021	97,485	34.4	24,527	34.2	0.45%
2022	19,892	7.0	5,145	7.2	0.02%
Total	$283,484	100.0	$71,699	100.0	2.09%
(1)Represents the ending percentage of loans in default.

ARCH CAPITAL	50	2022 FIRST QUARTER FORM 10-Q

The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2021:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2012 and prior	$13,030	4.6	$2,960	4.2	8.48%
2013	4,206	1.5	1,148	1.6	2.63%
2014	4,822	1.7	1,328	1.9	3.14%
2015	8,703	3.1	2,340	3.3	2.67%
2016	14,344	5.1	3,841	5.4	3.29%
2017	13,128	4.7	3,436	4.9	4.09%
2018	14,046	5.0	3,562	5.0	5.28%
2019	25,841	9.2	6,467	9.2	3.13%
2020	82,502	29.4	20,341	28.8	0.97%
2021	100,323	35.7	25,196	35.7	0.29%
Total	$280,945	100.0	$70,619	100.0	2.36%
(1)Represents the ending percentage of loans in default.
The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at March 31, 2022 and December 31, 2021:

(U.S. Dollars in millions)	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$43,509	60.7	$42,451	60.1
680-739	23,827	33.2	23,646	33.5
620-679	4,052	5.7	4,196	5.9
<620	311	0.4	326	0.5
Total	$71,699	100.0	$70,619	100.0
Weighted average FICO score	747		746

Loan-to-value (LTV):
95.01% and above	$7,421	10.4	$7,538	10.7
90.01% to 95.00%	39,882	55.6	38,829	55.0
85.01% to 90.00%	20,183	28.1	20,006	28.3
85.00% and below	4,213	5.9	4,246	6.0
Total	$71,699	100.0	$70,619	100.0
Weighted average LTV	92.8%		92.8%

Total RIF, net of external reinsurance	$54,792		$54,574

(U.S. Dollars in millions)	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
Total RIF by State:
California	$5,781	8.1	$5,559	7.9
Texas	5,733	8.0	5,594	7.9
Florida	3,272	4.6	3,303	4.7
Georgia	2,978	4.2	2,902	4.1
North Carolina	2,964	4.1	2,921	4.1
Illinois	2,955	4.1	2,933	4.2
Minnesota	2,913	4.1	2,916	4.1
Massachusetts	2,566	3.6	2,537	3.6
Michigan	2,509	3.5	2,492	3.5
Virginia	2,504	3.5	2,446	3.5
Other	37,524	52.3	37,016	52.4
Total	$71,699	100.0	$70,619	100.0
The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics:

(U.S. Dollars in thousands, except policy, loan and claim count)	Three Months Ended
	March 31, 2022	December 31, 2021
Roll-forward of insured loans in default:
Beginning delinquent number of loans	27,645	31,770
New notices	8,835	9,071
Cures	(12,030)	(13,038)
Paid claims	(180)	(158)
Ending delinquent number of loans (1)	24,270	27,645

Ending number of policies in force (1)	1,159,020	1,171,835

Delinquency rate (1)	2.09%	2.36%

Losses:
Number of claims paid	180	158
Total paid claims	$6,016	$8,131
Average per claim	$33.4	$51.5
Severity (2)	78.1%	83.0%
Average case reserve per default (in thousands) (1)	$28.4	$26.7
(1)Includes first lien primary and pool policies.
(2)Represents total paid claims divided by RIF of loans for which claims were paid.
The risk to capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 7.8 to 1 at March 31, 2022, compared to 8 to 1 at December 31, 2021.

ARCH CAPITAL	51	2022 FIRST QUARTER FORM 10-Q

Shareholders’ Equity and Book Value per Share
The following table presents the calculation of book value per share:

(U.S. dollars in thousands, except share data)	March 31, 2022	December 31, 2021
Total shareholders’ equity available to Arch	$12,919,589	$13,545,896
Less preferred shareholders’ equity	830,000	830,000
Common shareholders’ equity available to Arch	$12,089,589	$12,715,896
Common shares and common share equivalents outstanding, net of treasury shares (1)	375,730,891	378,923,894
Book value per share	$32.18	$33.56
(1)Excludes the effects of 16,398,853 and 17,083,160 stock options and 569,646 and 729,636 restricted stock units outstanding at March 31, 2022 and December 31, 2021, respectively.
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
For the three months ended March 31, 2022, Arch Capital received dividends of $0.3 billion from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda based reinsurer and insurer which can pay approximately $3.5 billion to Arch Capital during the remainder of 2022 without providing an affidavit to the Bermuda Monetary Authority.
We expect that our liquidity needs, including our anticipated (re)insurance obligations and operating and capital expenditure needs, for the next twelve months, will be met by funds generated from underwriting activities and investment income, as well as by our balance of cash, short-term investments, proceeds on the sale or maturity of our investments, and our credit facilities.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities.

	Three Months Ended
	March 31,
	2022	2021
Total cash provided by (used for):
Operating activities	$551,563	$755,928
Investing activities	(312,719)	(498,658)
Financing activities	(233,573)	(201,625)
Effects of exchange rate changes on foreign currency cash	(3,924)	(3,387)
Increase (decrease) in cash and restricted cash	$1,347	$52,258
•Cash provided by operating activities for the three months ended March 31, 2022, primarily reflected a higher level of expenses paid than in the 2021 period.
•Cash used for investing activities for the three months ended March 31, 2022 was lower than in the 2021 period. Activity for the 2021 period reflected our $546.3 million purchase of 29.5% interest in Coface.
•Cash used for financing activities for the three months ended March 31, 2022 reflected $255.0 million of repurchases under our share repurchase program. Activity for the 2021 period, primarily reflected $179.3 million of repurchases under our share repurchase program.
CAPITAL RESOURCES

The following table provides an analysis of our capital structure:

(U.S. dollars in thousands, except share data)	Mar 31, 2022	Dec 31, 2021
Senior notes	$2,724,642	$2,724,394

Shareholders’ equity available to Arch:
Series F non-cumulative preferred shares	330,000	330,000
Series G non-cumulative preferred shares	500,000	500,000
Common shareholders’ equity	12,089,589	12,715,896
Total	$12,919,589	$13,545,896

Total capital available to Arch	$15,644,231	$16,270,290

Debt to total capital (%)	17.4	16.7
Preferred to total capital (%)	5.3	5.1
Debt and preferred to total capital (%)	22.7	21.8
Arch MI U.S. is required to maintain compliance with the GSEs requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of

ARCH CAPITAL	52	2022 FIRST QUARTER FORM 10-Q

an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements as of March 31, 2022 with an estimated PMIER sufficiency ratio of 205%, compared to 197% at December 31, 2021.
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
GUARANTOR INFORMATION

The below table provides a description of our senior notes payable at March 31, 2022:

	Interest	Principal	Carrying
Issuer/Due	(Fixed)	Amount	Amount
Arch Capital:
May 1, 2034	7.350%	$300,000	$297,519
June 30, 2050	3.635%	1,000,000	988,776
Arch-U.S.:
Nov. 1, 2043 (1)	5.144%	500,000	495,094
Arch Finance:
Dec. 15, 2026 (1)	4.011%	500,000	497,741
Dec. 15, 2046 (1)	5.031%	450,000	445,512
Total		$2,750,000	$2,724,642
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
The following tables present condensed financial information for Arch Capital (parent guarantor) and Arch-U.S. (subsidiary issuer):

	March 31, 2022
	Arch Capital	Arch-U.S.
Assets
Total investments	$50	$209,588
Cash	20,065	15,255
Investment in operating affiliates	6,304	—
Due from subsidiaries and affiliates	—	59,000
Other assets	8,830	35,723
Total assets	$35,249	$319,566

Liabilities
Senior notes	1,286,295	495,094
Due to subsidiaries and affiliates	—	577,110
Other liabilities	32,678	80,917
Total liabilities	$1,318,973	$1,153,121

Non-cumulative preferred shares	$830,000	—

	December 31, 2021
	Arch Capital	Arch-U.S.
Assets
Total investments	$2,038	$137,124
Cash	16,317	18,392
Investment in operating affiliates	6,877	—
Due from subsidiaries and affiliates	—	26,000
Other assets	9,615	37,040
Total assets	$34,847	$218,556

Liabilities
Senior notes	1,286,208	495,063
Due to subsidiaries and affiliates	—	521,839
Other liabilities	24,767	47,410
Total liabilities	$1,310,975	$1,064,312

Non-cumulative preferred shares	$830,000	—

ARCH CAPITAL	53	2022 FIRST QUARTER FORM 10-Q

	March 31, 2022
Three Months Ended	Arch Capital	Arch-U.S.

Revenues
Net investment income	$364	$33
Net realized gains (losses)	—	(362)
Equity in net income (loss) of investments accounted for using the equity method	—	3,848
Total revenues	364	3,519

Expenses
Corporate expenses	28,431	4,445
Interest expense	14,687	11,762
Total expenses	43,118	16,207

Income (loss) before income taxes and income (loss) from operating affiliates	(42,754)	(12,688)
Income tax (expense) benefit	—	4,883
Income (loss) from operating affiliates	(280)	—
Net income available to Arch	(43,034)	(7,805)
Preferred dividends	(10,184)	—
Net income (loss) available to Arch common shareholders	$(53,218)	$(7,805)

	December 31, 2021
Year Ended	Arch Capital	Arch-U.S.

Revenues
Net investment income	1,524	11,596
Net realized gains (losses)	—	72,437
Equity in net income (loss) of investments accounted for using the equity method	—	18,149
Total revenues	1,524	102,182

Expenses
Corporate expenses	71,818	5,875
Interest expense	58,741	47,292
Net foreign exchange (gains) losses	7	—
Total expenses	130,566	53,167

Income (loss) before income taxes and income (loss) from operating affiliates	(129,042)	49,015
Income tax (expense) benefit	—	(12,513)
Income (loss) from operating affiliates	(590)	—
Net income available to Arch	(129,632)	36,502
Preferred dividends	(48,343)	—
Loss on redemption of preferred shares	(15,101)	—
Net income (loss) available to Arch common shareholders	$(193,076)	$36,502

SHARE REPURCHASE PROGRAM

The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. For the three months ended March 31, 2022, Arch Capital repurchased 5.6 million shares under the share repurchase program with an aggregate purchase price of $255.0 million. Since the inception of the share repurchase program through March 31, 2022, Arch Capital has repurchased 426.2 million common shares for an aggregate purchase price of $5.54 billion. At March 31, 2022, approximately $927.2 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.
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
Based on in-force exposure estimated as of April 1, 2022, our modeled peak zone catastrophe exposure was a windstorm affecting the Florida Tri-County, with a net probable maximum pre-tax loss of $768 million, followed by

ARCH CAPITAL	54	2022 FIRST QUARTER FORM 10-Q

windstorms affecting the Northeastern U.S. and the Gulf of Mexico regions with net probable maximum pre-tax losses of $744 and $681 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes. As of April 1, 2022, our modeled peak zone earthquake exposure (San Francisco earthquake) represented approximately 75% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (UK windstorm) was substantially less than both our peak zone windstorm and earthquake exposures.
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
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of tangible shareholders’ equity available to Arch. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of April 1, 2022, our modeled RDS loss was approximately 7% of tangible shareholders’ equity available to Arch.
Net probable maximum loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. RDS loss estimates are net of expected reinsurance recoveries and before income tax. Catastrophe loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our catastrophe loss estimates include clash estimates from other zones. Our catastrophe loss estimates and RDS loss estimates do not represent our maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates. There can be no assurances that we will not suffer pre-tax losses greater than 25% of our tangible shareholders’ equity from one or more catastrophic events or severe economic events due to several factors. These factors include the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders' equity exposed to a single catastrophic event or severe economic event. In addition, actual losses may increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. See “Risk Factors—Risks Relating to Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Catastrophic Events and Severe Economic Events” in our 2021 Form 10-K.
MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of March 31, 2022. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks.
An analysis of material changes in market risk exposures at March 31, 2022 that affect the quantitative and qualitative disclosures presented in our 2021 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:
Investment Market Risk
Fixed Income Securities. We invest in interest rate sensitive securities, primarily debt securities. We consider the effect of interest rate movements on the fair value of our fixed maturities, short-term investments and certain of our other investments, equity securities and investment funds accounted for using the equity method which invest in fixed income securities (collectively, “Fixed Income Securities”) and the corresponding change in unrealized appreciation. As interest rates rise, the fair value of our Fixed Income Securities falls, and the converse is also true. Based on historical observations, there is a low probability that all interest rate yield curves would shift in the same direction at the same time. Furthermore, at times interest rate movements in certain credit sectors exhibit a much lower correlation to changes in U.S. Treasury yields. Accordingly, the actual effect of interest rate movements may differ materially from the amounts set forth in the following tables.

ARCH CAPITAL	55	2022 FIRST QUARTER FORM 10-Q

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	—	+50	+100
Mar. 31, 2022
Total fair value	$26.19	$25.81	$25.45	$25.09	$24.74
Change from base	2.9%	1.4%		(1.4)%	(2.8)%
Change in unrealized value	$0.74	$0.36		$(0.36)	$(0.71)

Dec. 31, 2021
Total fair value	$25.79	$25.44	$25.21	$24.75	$24.43
Change from base	2.3%	0.9%		(1.8)%	(3.1)%
Change in unrealized value	$0.58	$0.23		$(0.45)	$(0.78)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Credit Spread Shift in Percentage Points
	-100	-50	—	+50	+100
Mar. 31, 2022
Total fair value	$26.30	$25.87	$25.45	$25.03	$24.61
Change from base	3.3%	1.7%		(1.7)%	(3.3)%
Change in unrealized value	$0.85	$0.42		$(0.42)	$(0.85)

Dec. 31, 2021
Total fair value	$26.17	$25.69	$25.21	$24.72	$24.24
Change from base	3.8%	1.9%		(1.9)%	(3.8)%
Change in unrealized value	$0.97	$0.48		$(0.48)	$(0.97)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR measures the worst expected loss under normal market conditions over a specific time interval at a given confidence level. The 1-year 95th percentile parametric VaR reported herein estimates that 95% of the time, the portfolio loss in a one-year horizon would be less than or equal to the calculated number, stated as a percentage of the measured portfolio’s initial value. The VaR is a variance-covariance based estimate, based on linear sensitivities of a portfolio to a broad set of systematic market risk factors and idiosyncratic risk factors mapped to the portfolio exposures. The relationships between the risk factors are estimated using historical data, and the most recent data points are generally given more weight. As of March 31, 2022, our portfolio’s VaR was estimated to be 4.4% compared to an estimated 4.8% at December 31, 2021. In periods where the volatility of the risk factors mapped to our portfolio’s exposures is higher due to market conditions, the resulting VaR is higher than in other periods.
Equity Securities. At March 31, 2022 and December 31, 2021, the fair value of our investments in equity securities (excluding securities included in Fixed Income Securities above) totaled $0.5 billion and $1.4 billion, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $48.5 million and $137.5 million at March 31, 2022 and December 31, 2021, respectively, and would have decreased book value per share by approximately $0.13 and $0.36, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $48.5 million and $137.5 million at March 31, 2022 and December 31, 2021, respectively, and would have increased book value per share by approximately $0.13 and $0.36, respectively.
Investment-Related Derivatives. At March 31, 2022, the notional value of all derivative instruments (excluding foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $5.2 billion, compared to $6.4 billion at December 31, 2021. If the underlying exposure of each investment-related derivative held at March 31, 2022 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $52.4 million, and a decrease in book value per share of approximately $0.14 per share, compared to $63.8 million and $0.17 per share, respectively, on investment-related derivatives held at December 31, 2021. If the underlying exposure of each investment-related derivative held at March 31, 2022 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $52.4 million, and an increase in book value per share of approximately $0.14 per share, compared to $63.8 million and $0.17 per share, respectively, on investment-related derivatives held at December 31, 2021. See note 9, “Derivative Instruments,” to our consolidated financial statements for additional disclosures concerning derivatives.
For further discussion on investment activity, please refer to “Financial Condition—Investable Assets.”

ARCH CAPITAL	56	2022 FIRST QUARTER FORM 10-Q

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
The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	March 31, 2022	December 31, 2021
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(1,213,788)	$(825,371)
Shareholders’ equity denominated in foreign currencies (1)	1,115,185	1,095,706
Net foreign currency forward contracts outstanding (2)	57,328	15,151
Net exposures denominated in foreign currencies	$(41,275)	$285,486

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$4,128	$(28,549)
Book value per share	$0.01	$(0.08)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(4,128)	$28,549
Book value per share	$(0.01)	$0.08
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
OTHER FINANCIAL INFORMATION

The consolidated financial statements as of March 31, 2022 have been reviewed by PricewaterhouseCoopers LLP, the registrant's independent public accountants, whose report is included as an exhibit to this filing. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information appearing above under the subheading “Market Sensitive Instruments and Risk Management” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which information is hereby incorporated by reference.

ARCH CAPITAL	57	2022 FIRST QUARTER FORM 10-Q

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, for the purposes set forth in the applicable rules under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of and during the period covered by this report with respect to information being recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and with respect to timely communication to them and other members of management responsible for preparing periodic reports of all material information required to be disclosed in this report as it relates to Arch Capital and its consolidated subsidiaries.
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of March 31, 2022, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ARCH CAPITAL	58	2022 FIRST QUARTER FORM 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of common shares for the 2022 first quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
1/1/2022-1/31/2022	44,275	$44.89	20,586	$1,181,327
2/1/2022-2/28/2022	1,637,495	46.47	1,317,888	$1,120,399
3/1/2022-3/31/2022	4,336,885	45.69	4,226,290	$927,246
Total	6,018,655	$45.90	5,564,764
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
(2)Remaining amount available at March 31, 2022 under Arch Capital’s share repurchase authorization, under which repurchases may be effected from time to time in open market or privately negotiated transactions. On October 8, 2021, the board of directors of ACGL increased the aggregate purchase amount authorized under the share repurchase program to $1.5 billion. Repurchases under this authorization may be effected from time to time in open market or privately negotiated transactions through December 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

In accordance with Section 10a(i)(2) of the Securities and Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2022 first quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, which consisted of tax consulting services, tax compliance services and other accounting consulting services.

ARCH CAPITAL	59	2022 FIRST QUARTER FORM 10-Q

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.1	Second Amendment to Third Amended and Restated Credit Agreement, dated as of April 7, 2022, by and among Arch Capital Group Ltd., certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, and the lenders party there to.	8-K	10.1	April 12, 2022
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ARCH CAPITAL	60	2022 FIRST QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Marc Grandisson
Date: May 4, 2022	Marc Grandisson
Chief Executive Officer (Principal Executive Officer)

/s/ François Morin
Date: May 4, 2022	François Morin
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer

ARCH CAPITAL	61	2022 FIRST QUARTER FORM 10-Q