Form 10-Q
period 2022-06-30
ARCH CAPITAL GROUP LTD.
filed 2022-08-03
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16209

ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda				98-0374481
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road,	Pembroke	HM 08,	Bermuda	(441)	278-9250
(Address of principal executive offices)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common shares, $0.0011 par value per share	ACGL	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 5.45% Series F preferred share	ACGLO	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 4.55% Series G preferred share	ACGLN	NASDAQ	Stock Market
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of July 29, 2022, there were 369,137,188 common shares, $0.0011 par value per share, of the registrant outstanding.

ARCH CAPITAL GROUP LTD.

ARCH CAPITAL	1	2022 SECOND QUARTER FORM 10-Q

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
•the effect of climate change on our business;
•the effect of contagious disease (including COVID-19) on our business;
•acts of terrorism, political unrest and other hostilities or other unforecasted and unpredictable events;

ARCH CAPITAL	2	2022 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	3	2022 SECOND QUARTER FORM 10-Q

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCH CAPITAL	4	2022 SECOND QUARTER FORM 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arch Capital Group Ltd.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of June 30, 2022, and the related consolidated statements of income, comprehensive income, and changes in shareholders’ equity for the three-month and six-month periods ended June 30, 2022 and 2021, and the consolidated statements of cash flows for the six-month periods ended June 30, 2022 and 2021, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
August 3, 2022

ARCH CAPITAL	5	2022 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	(Unaudited)
	June 30, 2022	December 31, 2021
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $18,816,372 and $17,973,823; net of allowance for credit losses: $58,410 and $2,883 )	$17,585,029	$17,998,109
Short-term investments available for sale, at fair value (amortized cost: $2,226,673 and $1,734,738; net of allowance for credit losses: $0 and $0)	2,227,874	1,734,716
Equity securities, at fair value	772,689	1,804,170
Other investments, at fair value	1,634,368	1,973,550
Investments accounted for using the equity method	3,496,341	3,077,611
Total investments	25,716,301	26,588,156

Cash	813,548	858,668
Accrued investment income	116,102	85,453
Investment in operating affiliates	967,603	1,135,655
Premiums receivable (net of allowance for credit losses: $38,170 and $39,958)	3,634,182	2,633,280
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (net of allowance for credit losses: $14,740 and $13,230)	5,938,511	5,880,735
Contractholder receivables (net of allowance for credit losses: $3,005 and $3,437)	1,758,018	1,828,691
Ceded unearned premiums	2,123,915	1,729,455
Deferred acquisition costs	1,069,845	901,841
Receivable for securities sold	157,329	60,179
Goodwill and intangible assets	868,014	944,983
Other assets	2,555,826	2,453,849
Total assets	$45,719,194	$45,100,945

Liabilities
Reserve for losses and loss adjustment expenses	$18,194,324	$17,757,156
Unearned premiums	7,145,297	6,011,942
Reinsurance balances payable	1,634,700	1,583,253
Contractholder payables	1,761,023	1,832,127
Collateral held for insured obligations	251,063	242,352
Senior notes	2,724,896	2,724,394
Payable for securities purchased	292,106	64,850
Other liabilities	1,289,760	1,329,742
Total liabilities	33,293,169	31,545,816

Commitments and Contingencies
Redeemable noncontrolling interests	8,459	9,233

Shareholders' Equity
Non-cumulative preferred shares	830,000	830,000
Common shares ($0.0011 par, shares issued: 586,887,791 and 583,289,850)	652	648
Additional paid-in capital	2,170,661	2,085,075
Retained earnings	15,035,644	14,455,868
Accumulated other comprehensive income (loss), net of deferred income tax	(1,258,265)	(64,600)
Common shares held in treasury, at cost (shares: 217,540,976 and 204,365,956)	(4,361,126)	(3,761,095)
Total shareholders' equity available to Arch	12,417,566	13,545,896
Total liabilities, noncontrolling interests and shareholders' equity	$45,719,194	$45,100,945
See Notes to Consolidated Financial Statements

ARCH CAPITAL	6	2022 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Net premiums earned	$2,325,775	$2,120,909	4,446,408	4,069,331
Net investment income	106,392	111,613	186,828	210,469
Net realized gains (losses)	(266,579)	202,907	(558,993)	345,368
Other underwriting income	2,970	5,529	8,867	11,639
Equity in net income (loss) of investment funds accounted for using the equity method	58,061	122,186	94,366	193,872
Other income (loss)	(11,777)	6,852	(20,802)	5,111
Total revenues	2,214,842	2,569,996	4,156,674	4,835,790

Expenses
Losses and loss adjustment expenses	1,102,656	1,159,831	2,103,491	2,362,931
Acquisition expenses	413,319	335,143	791,478	639,624
Other operating expenses	277,392	244,943	567,335	505,976
Corporate expenses	27,620	15,951	59,952	41,335
Amortization of intangible assets	27,207	15,286	54,374	29,688
Interest expense	32,795	35,700	65,503	74,046
Net foreign exchange (gains) losses	(87,775)	17,775	(91,620)	(2,288)
Total expenses	1,793,214	1,824,629	3,550,513	3,651,312

Income (loss) before income taxes and income (loss) from operating affiliates	421,628	745,367	606,161	1,184,478
Income tax expense	(22,323)	(51,179)	(33,942)	(90,039)
Income (loss) from operating affiliates	4,640	24,476	29,158	99,933
Net income (loss)	$403,945	$718,664	$601,377	$1,194,372
Net (income) loss attributable to noncontrolling interests	399	(43,178)	(1,233)	(80,730)
Net income (loss) available to Arch	404,344	675,486	600,144	1,113,642
Preferred dividends	(10,184)	(11,666)	(20,368)	(22,069)
Net income (loss) available to Arch common shareholders	$394,160	$663,820	$579,776	$1,091,573

Net income per common share and common share equivalent
Basic	$1.07	$1.67	$1.56	$2.73
Diluted	$1.04	$1.63	$1.52	$2.68

Weighted average common shares and common share equivalents outstanding
Basic	369,241,193	397,743,402	371,728,683	399,267,183
Diluted	377,952,988	406,485,994	380,905,512	407,687,680

See Notes to Consolidated Financial Statements

ARCH CAPITAL	7	2022 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Comprehensive Income
Net income (loss)	$403,945	$718,664	$601,377	$1,194,372
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	(598,005)	78,571	(1,282,360)	(183,179)
Reclassification of net realized (gains) losses, included in net income (loss)	57,710	(60,547)	159,988	(57,850)
Foreign currency translation adjustments	(68,525)	6,205	(71,293)	(22,379)
Comprehensive income (loss)	(204,875)	742,893	(592,288)	930,964
Net (income) loss attributable to noncontrolling interests	399	(43,178)	(1,233)	(80,730)
Other comprehensive (income) loss attributable to noncontrolling interests	—	(10)	—	4,560
Comprehensive income (loss) available to Arch	$(204,476)	$699,705	$(593,521)	$854,794

See Notes to Consolidated Financial Statements

ARCH CAPITAL	8	2022 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Non-cumulative preferred shares
Balance at beginning of period	$830,000	$780,000	$830,000	$780,000
Preferred shares issued	—	500,000	—	500,000
Balance at beginning and end of period	$830,000	$1,280,000	$830,000	$1,280,000

Common shares
Balance at beginning of period	651	645	648	643
Common shares issued, net	1	2	4	4
Balance at end of period	652	647	652	647

Additional paid-in capital
Balance at beginning of period	2,134,241	2,014,741	2,085,075	1,977,794
Amortization of share-based compensation	21,137	16,490	66,505	57,063
Issue costs on preferred shares	—	(14,179)	—	(14,179)
Other changes	15,283	11,867	19,081	8,241
Balance at end of period	2,170,661	2,028,919	2,170,661	2,028,919

Retained earnings
Balance at beginning of period	14,641,484	12,790,216	14,455,868	12,362,463
Net income (loss)	403,945	718,664	601,377	1,194,372
Net (income) loss attributable to noncontrolling interests	399	(43,178)	(1,233)	(80,730)
Preferred share dividends	(10,184)	(11,666)	(20,368)	(22,069)
Balance at end of period	15,035,644	13,454,036	15,035,644	13,454,036

Accumulated other comprehensive income (loss), net of deferred income tax
Balance at beginning of period	(649,445)	205,827	(64,600)	488,895
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of period	(568,591)	246,711	13,486	501,295
Unrealized holding gains (losses) during period, net of reclassification adjustment	(540,295)	18,024	(1,122,372)	(241,029)
Unrealized holding gains (losses) during period attributable to noncontrolling interests	—	(33)	—	4,436
Balance at end of period	(1,108,886)	264,702	(1,108,886)	264,702
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of period	(80,854)	(40,884)	(78,086)	(12,400)
Foreign currency translation adjustments	(68,525)	6,205	(71,293)	(22,379)
Foreign currency translation adjustments attributable to noncontrolling interests	—	25	—	125
Balance at end of period	(149,379)	(34,654)	(149,379)	(34,654)
Balance at end of period	(1,258,265)	230,048	(1,258,265)	230,048

Common shares held in treasury, at cost
Balance at beginning of period	(4,037,342)	(2,694,957)	(3,761,095)	(2,503,909)
Shares repurchased for treasury	(323,784)	(312,621)	(600,031)	(503,669)
Balance at end of period	(4,361,126)	(3,007,578)	(4,361,126)	(3,007,578)

Total shareholders’ equity available to Arch	12,417,566	13,986,072	12,417,566	13,986,072
Non-redeemable noncontrolling interests	—	918,874	—	918,874
Total shareholders’ equity	$12,417,566	$14,904,946	$12,417,566	$14,904,946
See Notes to Consolidated Financial Statements

ARCH CAPITAL	9	2022 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2022	2021
Operating Activities
Net income (loss)	$601,377	$1,194,372
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized (gains) losses	555,273	(379,049)
Equity in net (income) or loss of investment funds accounted for using the equity method and other income or loss	43,815	(181,028)
Amortization of intangible assets	54,374	29,688
Share-based compensation	66,518	57,564
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	634,482	948,505
Unearned premiums, net of ceded unearned premiums	872,371	838,650
Premiums receivable	(1,085,790)	(781,391)
Deferred acquisition costs	(173,911)	(214,893)
Reinsurance balances payable	72,095	331,461
Other items, net	(186,636)	(231,307)
Net cash provided by (used for) operating activities	1,453,968	1,612,572
Investing Activities
Purchases of fixed maturity investments	(9,705,957)	(23,554,384)
Purchases of equity securities	(655,573)	(620,774)
Purchases of other investments	(920,384)	(1,033,134)
Proceeds from sales of fixed maturity investments	8,078,968	23,130,388
Proceeds from sales of equity securities	1,490,212	542,290
Proceeds from sales, redemptions and maturities of other investments	863,333	772,549
Proceeds from redemptions and maturities of fixed maturity investments	444,073	805,836
Net settlements of derivative instruments	(44,838)	17,286
Net (purchases) sales of short-term investments	(439,992)	(378,086)
Change in cash collateral related to securities lending	—	(826)
Purchase of operating affiliate	—	(546,349)
Purchases of fixed assets	(23,830)	(23,585)
Other	98,386	(204,889)
Net cash provided by (used for) investing activities	(815,602)	(1,093,678)
Financing Activities
Proceeds from issuance of preferred shares, net	—	485,821
Purchases of common shares under share repurchase program	(575,676)	(485,315)
Proceeds from common shares issued, net	(4,065)	185
Change in cash collateral related to securities lending	—	826
Third party investment in non-redeemable noncontrolling interests	—	15,971
Dividends paid to redeemable noncontrolling interests	—	(1,907)
Other	(82,007)	27,639
Preferred dividends paid	(20,368)	(20,805)
Net cash provided by (used for) financing activities	(682,116)	22,415

Effects of exchange rate changes on foreign currency cash and restricted cash	(42,790)	(13,390)

Increase (decrease) in cash and restricted cash	(86,540)	527,919
Cash and restricted cash, beginning of year	1,314,771	1,290,544
Cash and restricted cash, end of period	$1,228,231	$1,818,463

See Notes to Consolidated Financial Statements

ARCH CAPITAL	10	2022 SECOND QUARTER FORM 10-Q

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
2.    Share Transactions

Share Repurchases
The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program, Arch Capital has repurchased 433.3 million common shares for an aggregate purchase price of $5.86 billion. For the six months ended June 30, 2022, Arch Capital repurchased 12.7 million shares under the share repurchase program with an aggregate purchase price of $575.7 million. At June 30, 2022, $606.6 million of share repurchases were available under the program, which may be effected from time to time in open market or privately negotiated transactions. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.
The 2022 Long-Term Incentive and Share Award Plan (the“2022 Plan”)
The 2022 Plan became effective as of May 4, 2022 following approval by shareholders of the Company. The 2022 Plan provides for the issuance of stock options, stock appreciation rights, restricted shares, restricted share units payable in common shares or cash, dividend equivalents, performance shares and performance units and other share-based awards to Arch Capital’s eligible employees and directors. The number of common shares reserved for grants under the 2022 Plan, subject to anti dilution adjustments in the event of certain changes in Arch Capital’s capital structure, will be 9,000,000; provided, that no more than 6,000,000 common shares may be issued as incentive stock options under Section 422 of the Code. The 2022 Plan will terminate as to future awards on February 25, 2032. At June 30, 2022, 9,000,000 shares are available for future issuance.

ARCH CAPITAL	11	2022 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Series G Preferred Shares
In June 2021, Arch Capital completed a $500 million underwritten public offering of 20.0 million depositary shares (the “Depositary Shares”), each of which represents a 1/1,000th interest in a share of its 4.55% Non-Cumulative Preferred Shares, Series G $0.01 par value and $25,000 liquidation preference per share (equivalent to $25 liquidation preference per Depositary Share) (the “Series G Preferred Shares”). Each Depositary Share, evidenced by a depositary receipt, entitles the holder, through the depositary, to a proportional fractional interest in all rights and preferences of the Series G Preferred Shares represented thereby (including any dividend, liquidation, redemption and voting rights).
Holders of Series G Preferred Shares will be entitled to receive dividend payments only when, as and if declared by the Company’s board of directors or a duly authorized committee of the board. Any such dividends will be payable from, and including, the date of original issue on a noncumulative basis, quarterly in arrears on the last day of March, June, September and December of each year, at an annual rate of 4.55%. Dividends on the Series G Preferred Shares are not cumulative. The Company will be restricted from paying dividends on or repurchasing its common shares unless certain dividend payments are made on the Series G Preferred Shares. The Company may not declare or pay a dividend on the Series G Preferred Shares under certain circumstances, including if the Company is or, after giving effect to such payment, would be in breach of applicable individual or group solvency and liquidity requirements or applicable individual or group enhanced capital requirements (“ECR”). The Series G Preferred Shares may not be redeemed at any time if the ECR would be breached immediately before or after giving effect to such redemption, unless the Company replaces the capital represented by preference shares to be redeemed with capital having equal or better capital treatment.
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
3.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$403,945	$718,664	$601,377	$1,194,372
Amounts attributable to noncontrolling interests	399	(43,178)	(1,233)	(80,730)
Net income (loss) available to Arch	404,344	675,486	600,144	1,113,642
Preferred dividends	(10,184)	(11,666)	(20,368)	(22,069)
Net income (loss) available to Arch common shareholders	$394,160	$663,820	$579,776	$1,091,573

Denominator:
Weighted average common shares and common share equivalents outstanding — basic	369,241,193	397,743,402	371,728,683	399,267,183
Effect of dilutive common share equivalents:
Nonvested restricted shares	2,121,678	1,990,729	2,238,267	1,932,929
Stock options (1)	6,590,117	6,751,863	6,938,562	6,487,568
Weighted average common shares and common share equivalents outstanding — diluted	377,952,988	406,485,994	380,905,512	407,687,680

Earnings per common share:
Basic	$1.07	$1.67	$1.56	$2.73
Diluted	$1.04	$1.63	$1.52	$2.68
(1)    Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2022 second quarter and 2021 second quarter, the number of stock options excluded were 773,163 and 1,974,849, respectively. For the six months ended June 30, 2022 and 2021, the number of stock options excluded were 778,724 and 2,395,749, respectively.

ARCH CAPITAL	12	2022 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	13	2022 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders:

	Three Months Ended
	June 30, 2022
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$1,705,167	$1,793,398	$371,896	$3,869,727	$—	$3,869,727
Premiums ceded	(476,910)	(630,764)	(78,148)	(1,185,088)	—	(1,185,088)
Net premiums written	1,228,257	1,162,634	293,748	2,684,639	—	2,684,639
Change in unearned premiums	(126,113)	(234,635)	1,884	(358,864)	—	(358,864)
Net premiums earned	1,102,144	927,999	295,632	2,325,775	—	2,325,775
Other underwriting income (loss)	—	4,526	(1,556)	2,970	—	2,970
Losses and loss adjustment expenses	(629,759)	(537,578)	64,681	(1,102,656)	—	(1,102,656)
Acquisition expenses	(213,688)	(189,494)	(10,137)	(413,319)	—	(413,319)
Other operating expenses	(161,088)	(66,053)	(50,251)	(277,392)	—	(277,392)
Underwriting income (loss)	$97,609	$139,400	$298,369	535,378	—	535,378

Net investment income				106,392	—	106,392
Net realized gains (losses)				(266,579)	—	(266,579)
Equity in net income (loss) of investment funds accounted for using the equity method				58,061	—	58,061
Other income (loss)				(11,777)	—	(11,777)
Corporate expenses (2)				(27,359)	—	(27,359)
Transaction costs and other (2)				(261)	—	(261)
Amortization of intangible assets				(27,207)	—	(27,207)
Interest expense				(32,795)	—	(32,795)
Net foreign exchange gains (losses)				87,775	—	87,775
Income (loss) before income taxes and income (loss) from operating affiliates				421,628	—	421,628
Income tax (expense) benefit				(22,323)	—	(22,323)
Income (loss) from operating affiliates				4,640	—	4,640
Net income (loss)				403,945	—	403,945
Amounts attributable to redeemable noncontrolling interests				399	—	399
Net income (loss) available to Arch				404,344	—	404,344
Preferred dividends				(10,184)	—	(10,184)
Net income (loss) available to Arch common shareholders				$394,160	$—	$394,160

Underwriting Ratios
Loss ratio	57.1%	57.9%	(21.9)%	47.4%	—%	47.4%
Acquisition expense ratio	19.4%	20.4%	3.4%	17.8%	—%	17.8%
Other operating expense ratio	14.6%	7.1%	17.0%	11.9%	—%	11.9%
Combined ratio	91.1%	85.4%	(1.5)%	77.1%	—%	77.1%

Goodwill and intangible assets	$236,661	$166,437	$464,916	$868,014	$—	$868,014
(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	14	2022 SECOND QUARTER FORM 10-Q

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
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	15	2022 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
	June 30, 2022
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$3,424,772	$3,512,340	$736,735	$7,670,502	$—	$7,670,502
Premiums ceded	(989,619)	(1,210,582)	(154,867)	(2,351,723)	—	(2,351,723)
Net premiums written	2,435,153	2,301,758	581,868	5,318,779	—	5,318,779
Change in unearned premiums	(306,313)	(569,359)	3,301	(872,371)	—	(872,371)
Net premiums earned	2,128,840	1,732,399	585,169	4,446,408	—	4,446,408
Other underwriting income (loss)	—	5,362	3,505	8,867	—	8,867
Losses and loss adjustment expenses	(1,230,498)	(992,278)	119,285	(2,103,491)	—	(2,103,491)
Acquisition expenses	(409,338)	(361,490)	(20,650)	(791,478)	—	(791,478)
Other operating expenses	(327,913)	(135,829)	(103,593)	(567,335)	—	(567,335)
Underwriting income (loss)	$161,091	$248,164	$583,716	$992,971	$—	$992,971

Net investment income				186,828	—	186,828
Net realized gains (losses)				(558,993)	—	(558,993)
Equity in net income (loss) of investment funds accounted for using the equity method				94,366	—	94,366
Other income (loss)				(20,802)	—	(20,802)
Corporate expenses (2)				(59,294)	—	(59,294)
Transaction costs and other (2)				(658)	—	(658)
Amortization of intangible assets				(54,374)	—	(54,374)
Interest expense				(65,503)	—	(65,503)
Net foreign exchange gains (losses)				91,620	—	91,620
Income (loss) before income taxes and income (loss) from operating affiliates				606,161	—	606,161
Income tax (expense) benefit				(33,942)	—	(33,942)
Income (loss) from operating affiliates				29,158	—	29,158
Net income (loss)				601,377	—	601,377
Amounts attributable to redeemable noncontrolling interests				(1,233)	—	(1,233)
Net income (loss) available to Arch				600,144	—	600,144
Preferred dividends				(20,368)	—	(20,368)
Net income (loss) available to Arch common shareholders				$579,776	$—	$579,776

Underwriting Ratios
Loss ratio	57.8%	57.3%	(20.4)%	47.3%	—%	47.3%
Acquisition expense ratio	19.2%	20.9%	3.5%	17.8%	—%	17.8%
Other operating expense ratio	15.4%	7.8%	17.7%	12.8%	—%	12.8%
Combined ratio	92.4%	86.0%	0.8%	77.9%	—%	77.9%

(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	16	2022 SECOND QUARTER FORM 10-Q

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
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	17	2022 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Reserve for losses and loss adjustment expenses at beginning of period	$18,109,107	$16,443,952	$17,757,156	$16,513,929
Unpaid losses and loss adjustment expenses recoverable	5,709,998	3,916,650	5,599,231	4,314,855
Net reserve for losses and loss adjustment expenses at beginning of period	12,399,109	12,527,302	12,157,925	12,199,074

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	1,273,882	1,219,081	2,416,529	2,463,853
Prior years	(171,226)	(59,250)	(313,038)	(100,922)
Total net incurred losses and loss adjustment expenses	1,102,656	1,159,831	2,103,491	2,362,931

Retroactive reinsurance transactions (1)	—	—	—	(183,893)

Net foreign exchange (gains) losses and other	(248,655)	135,847	(281,295)	88,970

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(166,466)	(164,441)	(237,272)	(223,425)
Prior years	(578,668)	(607,911)	(1,234,873)	(1,193,029)
Total net paid losses and loss adjustment expenses	(745,134)	(772,352)	(1,472,145)	(1,416,454)

Net reserve for losses and loss adjustment expenses at end of period	12,507,976	13,050,628	12,507,976	13,050,628
Unpaid losses and loss adjustment expenses recoverable	5,686,348	4,146,020	5,686,348	4,146,020
Reserve for losses and loss adjustment expenses at end of period	$18,194,324	$17,196,648	$18,194,324	$17,196,648
(1)     During the 2021 first quarter, the Company entered into a reinsurance to close and other related agreements with Premia Managing Agency Limited (“Premia”), in connection with the 2018 and prior years of account related to the acquisition of Barbican Group Holdings Limited (“Barbican”).

Development on Prior Year Loss Reserves
2022 Second Quarter
During the 2022 second quarter, the Company recorded net favorable development on prior year loss reserves of $171.2 million, which consisted of $6.7 million from the insurance segment, $46.4 million from the reinsurance segment and $118.1 million from the mortgage segment.
The insurance segment’s net favorable development of $6.7 million, or 0.6 loss ratio points, for the 2022 second quarter consisted of $14.3 million of net favorable development in short-tailed lines and $7.5 million of net adverse development in medium-tailed and long-tailed lines. Net favorable development in short-tailed lines reflected $12.2 million of favorable development in lenders products, primarily from the 2021 accident year (i.e., the year in which a loss occurred). Net adverse development in medium-tailed lines included $6.3 million of adverse development in professional liability business, primarily from the 2018 and 2019 accident years, partially offset by favorable development in marine business of $2.6 million, primarily from the 2019 and prior accident years. Net adverse development in long-tailed lines reflected $5.7 million related to executive assurance business, primarily from the 2013 and 2020 accident years.
The reinsurance segment’s net favorable development of $46.4 million, or 5.0 loss ratio points, for the 2022 second quarter consisted of $54.4 million of net favorable development in short-tailed and medium-tailed lines and $8.0 million of net adverse development in long-tailed lines. Net favorable development in short-tailed lines reflected $31.6 million of favorable development related to property other than property catastrophe business, primarily from 2016 to 2021 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period), $13.1 million of favorable development in other specialty business, primarily from the 2018 and 2021 underwriting year, and $6.3 million of favorable development related to property catastrophe business, primarily from the 2017 to 2021 underwriting years. Net favorable development in medium-tailed lines included $4.2 million in marine and aviation lines, across most underwriting years. Adverse development in long-tailed

ARCH CAPITAL	18	2022 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
lines reflected an increase in casualty reserves, across several years, most notably the 2013 and 2021 underwriting years.
The mortgage segment’s net favorable development was $118.1 million, or 39.9 loss ratio points, for the 2022 second quarter, primarily related to the U.S. first lien portfolio from the 2020 accident year. The Company’s credit risk transfer, international, second lien and student loan business also contributed to the favorable development.
2021 Second Quarter
During the 2021 second quarter, the Company recorded net favorable development on prior year loss reserves of $59.3 million, which consisted of $4.0 million from the insurance segment, $20.5 million from the reinsurance segment and $43.1 million from the mortgage segment, partially offset by $8.3 million unfavorable from the ‘other’ segment.
The insurance segment’s net favorable development of $4.0 million, or 0.5 loss ratio points, for the 2021 second quarter consisted of $28.5 million of net favorable development in short-tailed and long-tailed lines and $24.5 million of net adverse development in medium-tailed lines. Net favorable development in short-tailed lines reflected $10.7 million of favorable development in lenders products, primarily from the 2020 accident year, $7.1 million of favorable development from property (excluding marine), primarily from the 2017, 2019 and 2020 accident years and $6.7 million of favorable development in travel and accident, primarily from the 2020 accident year. Net favorable development in long-tailed lines reflected $5.6 million of favorable development related to construction and national accounts, primarily from the 2016 to 2020 accident years. Net adverse development in medium-tailed lines included $20.1 million of adverse development in contract binding business, primarily from the 2014 to 2019 accident years.
The reinsurance segment’s net favorable development of $20.5 million, or 2.8 loss ratio points, for the 2021 second quarter consisted of $53.7 million of net favorable development in short-tailed and medium-tailed lines and $33.2 million of net adverse development in long-tailed lines. Net favorable development in short-tailed lines reflected $61.6 million of favorable development related to other specialty, primarily from the 2019 underwriting year, which was partially offset by $17.1 million of net adverse development related to property catastrophe, primarily from the 2020 underwriting year. Net favorable development of $4.0 million in medium-tailed lines reflected favorable development in marine and aviation, across most underwriting years. Net adverse development in long-tailed lines reflected $34.2 million of adverse development in casualty, primarily from the 2018 underwriting year.

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
Six Months Ended June 30, 2022
During the six months ended June 30, 2022, the Company recorded net favorable development on prior year loss reserves of $313.0 million, which consisted of $14.0 million from the insurance segment, $78.9 million from the reinsurance segment and $220.2 million from the mortgage segment.
The insurance segment’s net favorable development of $14.0 million, or 0.7 loss ratio points, for the 2022 period consisted of $33.2 million of net favorable development in short-tailed and $19.2 million of net adverse development in medium and long-tailed lines. Net favorable development in short-tailed lines reflected $30.8 million of favorable development in lenders products, primarily from the 2021 accident year. Net adverse development in medium-tailed lines included $13.6 million of adverse development in professional liability business, primarily from the 2018 and 2019 accident years, and $6.1 million of adverse development in contract binding business, across most accident years, partially offset by $5.5 million of favorable development in marine business, across most accident years, and $5.2 million of favorable development in program business, primarily from the 2020 accident year. Net adverse development in long-tailed lines primarily reflected $7.6 million of adverse development related to construction and national accounts, primarily from the 2020 and 2021 accident year.
The reinsurance segment’s net favorable development of $78.9 million, or 4.6 loss ratio points, for the 2022 period consisted of $89.7 million of net favorable development from short-tailed and medium-tailed lines, partially offset by $10.9 million of net adverse development from long-tailed lines. Net favorable development of $74.9 million in short-tailed lines reflected $47.4 million of favorable development from property other than property catastrophe business, primarily from the 2015 to 2021 underwriting years,$18.0 million of favorable development from other specialty business, primarily from the 2016 and 2021 underwriting years, and $9.7 million from property catastrophe, primarily from the 2018 and 2019 underwriting years. Net favorable development in medium-tailed lines included $14.9 million in marine and aviation lines, across most underwriting years. Adverse development in long-tailed lines reflected an increase in casualty reserves, primarily from the 2021 underwriting year.

ARCH CAPITAL	19	2022 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The mortgage segment’s net favorable development was $220.2 million, or 37.6 loss ratio points, for the 2022 period, with the largest contributor being reserve releases associated with the U.S. first lien portfolio from the 2020 accident year. The Company’s credit risk transfer, international, second lien and student loan business also contributed to the favorable development.
Six Months Ended June 30, 2021
During the six months ended June 30, 2021, the Company recorded net favorable development on prior year loss reserves of $100.9 million, which consisted of $8.1 million from the insurance segment, $47.3 million from the reinsurance segment, $54.0 million from the mortgage segment, partially offset by $8.4 million of adverse development from the ‘other’ segment.
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
The reinsurance segment’s net favorable development of $47.3 million, or 3.4 loss ratio points, for the 2021 period consisted of $72.1 million of net favorable development from short-tailed and medium-tailed lines, partially offset by $24.8 million of net adverse development from long-tailed lines. Net favorable development of $67.2 million in short-tailed lines reflected $78.2 million of favorable development from other specialty lines, primarily from the 2019 underwriting year and $28.8 million of favorable development from property other than property catastrophe business, partially offset by adverse development of $39.6 million from property catastrophe, primarily from the 2020 underwriting year. Adverse development in long-tailed lines reflected an increase in reserves from casualty, primarily from the 2018 underwriting year.
The mortgage segment’s net favorable development was $54.0 million, or 8.1 loss ratio points, for the 2021 period, primarily driven by favorable development in the credit risk transfer and international portfolios. Subrogation recoveries on second lien and student loan business also contributed.
6.    Allowance for Expected Credit Losses

Premiums Receivable
The following table provides a roll forward of the allowance for expected credit losses of the Company’s premium receivables:

	Premium Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended June 30, 2022
Balance at beginning of period	$3,223,504	$39,073
Change for provision of expected credit losses (1)		(903)
Balance at end of period	$3,634,182	$38,170

Three Months Ended June 30, 2021
Balance at beginning of period	$2,618,175	$36,111
Change for provision of expected credit losses (1)		(132)
Balance at end of period	$2,866,578	$35,979

Six Months Ended June 30, 2022
Balance at beginning of period	$2,633,280	$39,958
Change for provision of expected credit losses (1)		(1,788)
Balance at end of period	$3,634,182	$38,170

Six Months Ended June 30, 2021
Balance at beginning of period	$2,064,586	$37,781
Change for provision of expected credit losses (1)		(1,802)
Balance at end of period	$2,866,578	$35,979
(1)Amounts deemed uncollectible are written-off in operating expenses. For the 2022 second quarter and 2021 second quarter, amounts written off were $3.3 million and $1.1 million, respectively. For the six months ended June 30, 2022 and 2021 period, amounts written off were $4.8 million and $1.2 million, respectively.

ARCH CAPITAL	20	2022 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reinsurance Recoverables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s reinsurance recoverables:

	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended June 30, 2022
Balance at beginning of period	$5,941,000	$18,483
Change for provision of expected credit losses		(3,743)
Balance at end of period	$5,938,511	$14,740

Three Months Ended June 30, 2021
Balance at beginning of period	$4,041,076	$10,872
Change for provision of expected credit losses		157
Balance at end of period	$4,314,515	$11,029

Six Months Ended June 30, 2022
Balance at beginning of period	$5,880,735	$13,230
Change for provision of expected credit losses		1,510
Balance at end of period	$5,938,511	$14,740

Six Months Ended June 30, 2021
Balance at beginning of period	$4,500,802	$11,636
Change for provision of expected credit losses		(607)
Balance at end of period	$4,314,515	$11,029
The following table summarizes the Company’s reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums):

	June 30,	December 31
	2022	2021
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	$5,938,511	$5,880,735
% due from carriers with A.M. Best rating of “A-” or better	69.3%	69.7%
% due from all other rated carriers	0.1%	0.1%
% due from all other carriers with no A.M. Best rating (1)	30.6%	30.2%
Largest balance due from any one carrier as % of total shareholders’ equity	7.8%	6.7%
(1)    At June 30, 2022 and December 31, 2021 over 93% and 91% of such amount were collateralized through reinsurance trusts, funds withheld arrangements, letters of credit or other, respectively.
Contractholder Receivables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s contractholder receivables:

	Contract-holder Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended June 30, 2022
Balance at beginning of period	$1,810,199	$3,731
Change for provision of expected credit losses		(726)
Balance at end of period	$1,758,018	$3,005

Three Months Ended June 30, 2021
Balance at beginning of period	$1,919,655	$5,853
Change for provision of expected credit losses		(1,382)
Balance at end of period	1,882,948	$4,471

Six Months Ended June 30, 2022
Balance at beginning of period	$1,828,691	$3,437
Change for provision of expected credit losses		(432)
Balance at end of period	$1,758,018	$3,005

Six Months Ended June 30, 2021
Balance at beginning of period	$1,986,924	$8,638
Change for provision of expected credit losses		(4,167)
Balance at end of period	1,882,948	$4,471

ARCH CAPITAL	21	2022 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.    Investment Information

Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Cost or Amortized Cost
June 30, 2022
Fixed maturities:
Corporate bonds	$7,288,555	$32,021	$(655,664)	$(38,494)	$7,950,692
Mortgage backed securities	698,168	4,427	(55,898)	—	749,639
Municipal bonds	417,380	4,129	(18,936)	(298)	432,485
Commercial mortgage backed securities	1,023,088	1,533	(42,056)	(3,594)	1,067,205
U.S. government and government agencies	4,368,150	25,112	(240,786)	—	4,583,824
Non-U.S. government securities	2,181,943	16,175	(163,724)	(1,335)	2,330,827
Asset backed securities	1,607,745	1,001	(80,267)	(14,689)	1,701,700
Total	17,585,029	84,398	(1,257,331)	(58,410)	18,816,372
Short-term investments	2,227,874	2,458	(1,257)	—	2,226,673
Total	$19,812,903	$86,856	$(1,258,588)	$(58,410)	$21,043,045

December 31, 2021
Fixed maturities:
Corporate bonds	$6,553,333	$104,170	$(69,194)	$(2,037)	$6,520,394
Mortgage backed securities	408,477	2,825	(5,410)	(48)	411,110
Municipal bonds	404,666	18,724	(1,409)	(2)	387,353
Commercial mortgage backed securities	1,046,484	1,740	(3,117)	(6)	1,047,867
U.S. government and government agencies	4,772,764	10,076	(45,967)	—	4,808,655
Non-U.S. government securities	2,120,294	54,048	(34,749)	(82)	2,101,077
Asset backed securities	2,692,091	6,540	(11,108)	(708)	2,697,367
Total	17,998,109	198,123	(170,954)	(2,883)	17,973,823
Short-term investments	1,734,716	568	(590)	—	1,734,738
Total	$19,732,825	$198,691	$(171,544)	$(2,883)	$19,708,561

ARCH CAPITAL	22	2022 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2022
Fixed maturities:
Corporate bonds	$6,583,215	$(580,235)	$489,098	$(75,429)	$7,072,313	$(655,664)
Mortgage backed securities	595,485	(46,415)	61,751	(9,483)	657,236	(55,898)
Municipal bonds	271,481	(17,908)	8,876	(1,028)	280,357	(18,936)
Commercial mortgage backed securities	973,212	(42,056)	—	—	973,212	(42,056)
U.S. government and government agencies	4,029,550	(235,510)	69,596	(5,276)	4,099,146	(240,786)
Non-U.S. government securities	1,929,278	(148,781)	103,969	(14,943)	2,033,247	(163,724)
Asset backed securities	1,292,087	(73,575)	136,119	(6,692)	1,428,206	(80,267)
Total	15,674,308	(1,144,480)	869,409	(112,851)	16,543,717	(1,257,331)
Short-term investments	505,798	(1,257)	—	—	505,798	(1,257)
Total	$16,180,106	$(1,145,737)	$869,409	$(112,851)	$17,049,515	$(1,258,588)

December 31, 2021
Fixed maturities:
Corporate bonds	$3,639,582	$(63,938)	$98,867	$(5,256)	$3,738,449	$(69,194)
Mortgage backed securities	222,176	(3,545)	46,809	(1,865)	268,985	(5,410)
Municipal bonds	26,665	(385)	16,361	(1,024)	43,026	(1,409)
Commercial mortgage backed securities	675,603	(2,805)	5,908	(312)	681,511	(3,117)
U.S. government and government agencies	4,211,621	(44,180)	33,373	(1,787)	4,244,994	(45,967)
Non-U.S. government securities	1,511,301	(31,983)	62,957	(2,766)	1,574,258	(34,749)
Asset backed securities	1,667,002	(9,853)	33,082	(1,255)	1,700,084	(11,108)
Total	11,953,950	(156,689)	297,357	(14,265)	12,251,307	(170,954)
Short-term investments	284,733	(590)	—	—	284,733	(590)
Total	$12,238,683	$(157,279)	$297,357	$(14,265)	$12,536,040	$(171,544)
At June 30, 2022, on a lot level basis, approximately 8,360 security lots out of a total of approximately 10,440 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $5.7 million. At December 31, 2021, on a lot level basis, approximately 4,700 security lots out of a total of approximately 10,240 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $1.1 million.

ARCH CAPITAL	23	2022 SECOND QUARTER FORM 10-Q

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

	June 30, 2022		December 31, 2021
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$412,194	$414,752	$300,889	$299,772
Due after one year through five years	9,423,547	9,927,876	8,355,255	8,339,387
Due after five years through 10 years	4,070,099	4,512,685	4,689,155	4,684,393
Due after 10 years	350,188	442,515	505,758	493,927
	14,256,028	15,297,828	13,851,057	13,817,479
Mortgage backed securities	698,168	749,639	408,477	411,110
Commercial mortgage backed securities	1,023,088	1,067,205	1,046,484	1,047,867
Asset backed securities	1,607,745	1,701,700	2,692,091	2,697,367
Total	$17,585,029	$18,816,372	$17,998,109	$17,973,823
Equity Securities, at Fair Value
At June 30, 2022, the Company held $0.8 billion of equity securities, at fair value, compared to $1.8 billion at December 31, 2021. Such holdings include publicly traded common stocks primarily in the consumer cyclical and non-cyclical, technology, communication and financial sectors and exchange-traded funds in fixed income, equity and other sectors.
Other Investments, at Fair Value
The following table summarizes the Company’s other investments and other investable assets:

	June 30, 2022	December 31, 2021
Fixed maturities	$525,451	$416,698
Other investments	1,054,771	1,432,553
Short-term investments	39,657	97,806
Equity securities	14,489	26,493
Total	$1,634,368	$1,973,550
The following table summarizes the Company’s other investments, as detailed in the previous table, by strategy:

	June 30, 2022	December 31, 2021
Lending	$427,812	$536,345
Investment grade fixed income	221,484	147,810
Term loan investments	152,277	484,950
Private equity	124,282	91,126
Energy	74,234	81,692
Credit related funds	54,682	70,278
Infrastructure	—	20,352
Total	$1,054,771	$1,432,553

Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	June 30, 2022	December 31, 2021
Credit related funds	$1,119,711	$1,022,334
Private equity	646,904	436,042
Real estate	455,044	396,395
Lending	447,028	376,649
Equities	350,587	395,090
Infrastructure	231,816	230,070
Energy	115,514	119,141
Fixed income	129,737	101,890
Total	$3,496,341	$3,077,611
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

ARCH CAPITAL	24	2022 SECOND QUARTER FORM 10-Q

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
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet line item:

	June 30, 2022	December 31, 2021
Investments accounted for using the equity method (1)	3,496,341	3,077,611
Investments accounted for using the fair value option (2)	128,826	170,595
Total	$3,625,167	$3,248,206
(1)    Aggregate unfunded commitments were $3.0 billion at June 30, 2022, compared to $2.6 billion at December 31, 2021.
(2)    Aggregate unfunded commitments were $21.7 million at June 30, 2022, compared to $18.8 million at December 31, 2021.
Net Investment Income
The components of net investment income were derived from the following sources:

	June 30,
	2022	2021
Three Months Ended
Fixed maturities	$105,342	$88,625
Term loans	401	16,879
Equity securities	6,121	8,584
Short-term investments	4,120	1,138
Other (1)	7,583	19,950
Gross investment income	123,567	135,176
Investment expenses	(17,175)	(23,563)
Net investment income	$106,392	$111,613

Six Months Ended
Fixed maturities	$187,395	$179,251
Term loans	2,018	31,607
Equity securities	12,359	14,234
Short-term investments	6,695	1,745
Other (1)	18,042	34,305
Gross investment income	226,509	261,142
Investment expenses	(39,681)	(50,673)
Net investment income	$186,828	$210,469
(1)    Includes income distributions from investment funds and other items.
Net Realized Gains (Losses)
Net realized gains (losses), which include changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings were as follows:

	June 30,
	2022	2021
Three Months Ended
Available for sale securities:
Gross gains on investment sales	$15,186	$115,541
Gross losses on investment sales	(57,176)	(50,627)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(39,255)	10,912
Other investments	(21,710)	60,884
Equity securities	(2,124)	5,492
Short-term investments	(2,008)	(104)
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	16,879	33,570
Net unrealized gains (losses) on equity securities still held at reporting date	(106,375)	65,847
Allowance for credit losses:
Investments related	(25,026)	896
Underwriting related	842	1,381
Derivative instruments (1)	(45,684)	(51,109)
Other	(128)	10,224
Net realized gains (losses)	$(266,579)	$202,907

Six Months Ended
Available for sale securities:
Gross gains on investment sales	$34,893	$180,543
Gross losses on investment sales	(165,523)	(113,625)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(69,844)	27,465
Other investments	(17,321)	107,739
Equity securities	(5,437)	7,557
Short-term investments	(2,157)	632
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	82,090	71,419
Net unrealized gains (losses) on equity securities still held at reporting date	(282,570)	85,555
Allowance for credit losses:
Investments related	(56,748)	(752)
Underwriting related	(3,444)	6,649
Derivative instruments (1)	(69,395)	(14,993)
Other	(3,537)	(12,821)
Net realized gains (losses)	$(558,993)	$345,368
(1)    See note 9 for information on the Company’s derivative instruments.

ARCH CAPITAL	25	2022 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method
The Company recorded $58.1 million of equity in net income related to investment funds accounted for using the equity method in the 2022 second quarter, compared to income of $122.2 million for the 2021 second quarter and an income of $94.4 million for the six months ended June 30, 2022, compared to income of $193.9 million for six months ended June 30, 2021. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds.
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
In 2021, the Company completed the share purchase agreement with Natixis to purchase 29.5% of the common equity of Coface, a France-based leader in the global trade credit insurance market. The consideration paid was €9.95 per share, or an aggregate €453 million (approximately $546 million) including related fees. Income (loss) from operating affiliates reflected a one-time gain of $74.5 million realized from the acquisition. As of June 30, 2022, the Company owned approximately 29.86% of the issued shares of Coface, or 30.09% excluding treasury shares, with a carrying value of $536.0 million, compared to $630.5 million at December 31, 2021.
In July 2021, the Company announced the completion of the previously disclosed acquisition of Somers by Greysbridge for a cash purchase price of $35.00 per common share.
Effective July 1, 2021, Somers is wholly owned by Greysbridge, and Greysbridge is owned 40% by the Company, 30% by certain investment funds managed by Kelso and 30% by certain investment funds managed by Warburg. At June 30, 2022 the Company’s carrying value in Greysbridge was $309.6 million, compared to $375.7 million at December 31, 2021, which reflected the Company’s aggregate purchase price of $278.9 million along with income (loss) from operating affiliates, which included a one-time gain of $95.7 million recognized from the acquisition.
Income from operating affiliates for the 2022 second quarter was income of $4.6 million, compared to an income of $24.5 million, for the 2021 second quarter and income of $29.2 million for the six months ended June 30, 2022, compared to income of $99.9 million for six months ended June 30, 2021.

ARCH CAPITAL	26	2022 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Allowance for Expected Credit Losses
The following table provides a roll forward of the allowance for expected credit losses of the Company’s securities classified as available for sale:

	Structured Securities (1)	Municipal Bonds	Corporate Bonds	Total
Three Months Ended June 30, 2022
Balance at beginning of period	$6,998	$106	$27,041	$34,145
Additions for current-period provision for expected credit losses	4,788	252	13,466	18,506
Additions (reductions) for previously recognized expected credit losses	6,705	(60)	(205)	6,440
Reductions due to disposals	(208)	—	(473)	(681)
Balance at end of period	$18,283	$298	$39,829	$58,410

Three Months Ended June 30, 2021
Balance at beginning of period	$1,207	$2	$2,621	$3,830
Additions for current-period provision for expected credit losses	52	—	7	59
Additions (reductions) for previously recognized expected credit losses	(383)	4	(412)	(791)
Reductions due to disposals	(117)	—	(857)	(974)
Balance at end of period	$759	$6	$1,359	$2,124

Six Months Ended June 30, 2022
Balance at beginning of period	$802	$2	$2,079	$2,883
Additions for current-period provision for expected credit losses	10,778	347	38,616	49,741
Additions (reductions) for previously recognized expected credit losses	7,192	(51)	(220)	6,921
Reductions due to disposals	(489)	—	(646)	(1,135)
Balance at end of period	$18,283	$298	$39,829	$58,410

Six Months Ended June 30, 2021
Balance at beginning of period	$1,490	$11	$896	$2,397
Additions for current-period provision for expected credit losses	234	—	2,428	2,662
Additions (reductions) for previously recognized expected credit losses	(765)	(5)	(952)	(1,722)
Reductions due to disposals	(200)	—	(1,013)	(1,213)
Balance at end of period	$759	$6	$1,359	$2,124
(1)    Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.

ARCH CAPITAL	27	2022 SECOND QUARTER FORM 10-Q

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
The following table details the value of the Company’s restricted assets:

	June 30, 2022	December 31, 2021
Assets used for collateral or guarantees:
Affiliated transactions	$4,193,561	$4,223,955
Third party agreements	2,953,800	2,721,160
Deposits with U.S. regulatory authorities	781,024	798,100
Deposits with non-U.S. regulatory authorities	485,341	506,517
Total restricted assets	$8,413,726	$8,249,732
Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	June 30, 2022	December 31, 2021
Cash	$813,548	$858,668
Restricted cash (included in ‘other assets’)	$414,683	$456,103
Cash and restricted cash	$1,228,231	$1,314,771
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

ARCH CAPITAL	28	2022 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at June 30, 2022.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Where quotes are unavailable, fair value is determined by the Investment Manager using quantitative and qualitative assessments such as internally modeled values. Of the $22.4 billion of financial assets and liabilities measured at fair value at June 30, 2022, approximately $10.9 million, or 0.0%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $23.8 billion of financial assets and liabilities measured at fair value at December 31, 2021, approximately $7.7 million, or 0.0%, were priced using non-binding broker-dealer quotes or modeled valuations.
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

ARCH CAPITAL	29	2022 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	30	2022 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the Company’s financial assets and liabilities measured at fair value by level at June 30, 2022:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$7,288,555	$—	$7,284,985	$3,570
Mortgage backed securities	698,168	—	698,168	—
Municipal bonds	417,380	—	417,380	—
Commercial mortgage backed securities	1,023,088	—	1,023,088	—
U.S. government and government agencies	4,368,150	4,341,399	26,751	—
Non-U.S. government securities	2,181,943	—	2,181,943	—
Asset backed securities	1,607,745	—	1,604,878	2,867
Total	17,585,029	4,341,399	13,237,193	6,437

Short-term investments	2,227,874	2,049,235	178,639	—

Equity securities, at fair value	772,689	736,343	33,440	2,906

Derivative instruments (2)	122,033	—	122,033	—

Residential mortgage loans	3,929	—	3,929	—

Fair value option:
Corporate bonds	522,707	—	522,707	—
Non-U.S. government bonds	611	—	611	—
Asset backed securities	2,133	—	2,133	—
Short-term investments	39,657	886	38,771	—
Equity securities	14,489	10,097	—	4,392
Other investments	178,461	—	145,130	33,331
Other investments measured at net asset value (1)	876,310
Total	1,634,368	10,983	709,352	37,723

Total assets measured at fair value	$22,345,922	$7,137,960	$14,284,586	$47,066

Liabilities measured at fair value:
Other liabilities	$(16,205)	$—	$—	$(16,205)
Derivative instruments (2)	(75,147)	—	(75,147)	—
Total liabilities measured at fair value	$(91,352)	$—	$(75,147)	$(16,205)

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
(2)    See note 9.

ARCH CAPITAL	31	2022 SECOND QUARTER FORM 10-Q

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
(2)    See note 9.

ARCH CAPITAL	32	2022 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Assets						Liabilities
s	Available For Sale		Fair Value Option			Fair Value
	Structured Securities (1)	Corporate Bonds	Corporate Bonds	Other Investments	Equity Securities	Equity Securities	Other Liabilities
Three Months Ended June 30, 2022
Balance at beginning of period	$3,152	$3,570	$—	$22,602	$4,511	$2,768	$(17,591)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	(1)	—	—	27	(119)	(89)	(97)
Included in other comprehensive income	(85)	—	—	—	—	—	1,483
Purchases, issuances, sales and settlements
Purchases	—	—	—	10,702	—	227	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(199)	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$2,867	$3,570	$—	$33,331	$4,392	$2,906	$(16,205)

Three Months Ended June 30, 2021
Balance at beginning of period	$3,472	$13	$989	$67,930	$71,176	$43,112	$(465)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	12	—	9	633	2,502	922	(1)
Included in other comprehensive income	(57)	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	5,638	—	5,102	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	(301)	—	—	—
Settlements	(3)	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$3,424	$13	$998	$73,900	$73,678	$49,136	$(466)

Six Months Ended June 30, 2022
Balance at beginning of year	$3,347	$13	$—	$27,981	$4,748	$2,918	$(16,960)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	9	—	—	34	(356)	(236)	(195)
Included in other comprehensive income	(145)	—	—	—	—	—	950
Purchases, issuances, sales and settlements
Purchases	—	—	—	10,770	—	227	—
Issuances	—	—	—	—	—	—	—
Sales (3)	—	—	—	(2,471)	—	(3)	—
Settlements	(344)	—	—	(2,983)	—	—	—
Transfers in and/or out of Level 3	—	3,557	—	—	—	—	—
Balance at end of period	$2,867	$3,570	$—	$33,331	$4,392	$2,906	$(16,205)

Six Months Ended June 30, 2021
Balance at beginning of year	$3,426	$13	$985	$67,103	$68,988	$42,015	$(461)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	(56)	—	13	881	4,690	1,826	(5)
Included in other comprehensive income	57	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	13,003	—	5,295	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	(7,087)	—	—	—
Settlements	(3)	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$3,424	$13	$998	$73,900	$73,678	$49,136	$(466)
(1)    Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.
(2)    Gains or losses were included in net realized gains (losses).

ARCH CAPITAL	33	2022 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at June 30, 2022, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At June 30, 2022, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.6 billion. At December 31, 2021, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $3.3 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
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
The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives (1)	Liability Derivatives (1)	Notional Value (2)
June 30, 2022
Futures contracts	$49,695	$(22,561)	$2,794,246
Foreign currency forward contracts	9,556	(18,884)	908,192
TBAs	—	—	—
Other	62,782	(33,702)	3,849,244
Total	$122,033	$(75,147)

December 31, 2021
Futures contracts	$34,999	$(9,808)	$2,826,564
Foreign currency forward contracts	7,734	(11,390)	915,962
TBAs	11,227	—	11,227
Other	73,161	(33,026)	3,736,773
Total	$127,121	$(54,224)
(1)    The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’
(2)    Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.

The Company did not hold any derivatives which were designated as hedging instruments at June 30, 2022 or December 31, 2021.
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
At June 30, 2022, asset derivatives and liability derivatives of $116.9 million and $75.1 million, respectively, were subject to a master netting agreement, compared to $122.3 million and $53.9 million, respectively, at December 31, 2021. The remaining derivatives included in the preceding table were not subject to a master netting agreement.

ARCH CAPITAL	34	2022 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as	June 30,
hedging instruments:	2022	2021

Three Months Ended
Net realized gains (losses):
Futures contracts	$(39,205)	$(54,759)
Foreign currency forward contracts	(25,638)	1,295
TBAs	—	—
Other (1)	19,159	2,355
Total	$(45,684)	$(51,109)

Six Months Ended
Net realized gains (losses):
Futures contracts	$(85,979)	$(7,321)
Foreign currency forward contracts	(27,676)	(20,776)
TBAs	(51)	—
Other (1)	44,311	13,104
Total	$(69,395)	$(14,993)
(1)    Includes realized gains and losses on swaps, options and other derivatives contracts.
10.    Commitments and Contingencies

Letter of Credit and Revolving Credit Facilities
In the normal course of its operations, the Company enters into agreements with financial institutions to obtain secured and unsecured credit facilities. On April 7, 2022, Arch Capital and certain of its subsidiaries amended the existing credit agreement into a $925.0 million five-year credit facility (the “Credit Facility”) with a syndication of lenders. The Credit Facility, as amended, consists of a $425.0 million secured facility for letters of credit (the “Secured Facility”) and a $500.0 million unsecured facility for revolving loans and letters of credit (the “Unsecured Facility”). Obligations of each borrower under the Secured Facility for letters of credit are secured by cash and eligible securities of such borrower held in collateral accounts. Commitments under the Credit Facility may be increased up to, but not exceeding, an aggregate of $1.3 billion. Arch Capital has a one-time option to convert any or all outstanding revolving loans of Arch Capital and/or Arch-U.S. to term loans with the same terms as the revolving loans except that any prepayments may not be re-borrowed. Arch-U.S. guarantees the obligations of Arch Capital, and Arch Capital guarantees the obligations of Arch-U.S. Borrowings of revolving loans may be made at a variable rate based on SOFR. Secured letters of credit are available for issuance on behalf of certain Arch Capital subsidiaries. At June 30, 2022, the $425.0 million secured letter of credit facility, had $333.4 million of letters of credit outstanding and remaining capacity of $91.6 million. In addition, certain of Arch Capital’s subsidiaries had outstanding secured and unsecured letters of credit through other facilities of $23.6 million and $290.0 million respectively, which were issued in the normal course of business.
Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $3.5 billion at June 30, 2022, compared to $3.0 billion at December 31, 2021.
Interest Paid
Interest paid on the Company’s senior notes and other borrowings were $64.6 million for the six months ended June 30, 2022, compared to $74.7 million for the 2021 period.
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
In the 2020 fourth quarter, Arch Capital, Somers and Greysbridge, a wholly-owned subsidiary of Arch Capital, entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”). The merger contemplated by the Merger Agreement and the related Greysbridge equity financing closed on July 1, 2021. In connection therewith and effective July 1, 2021, Somers became wholly owned by Greysbridge, and Greysbridge is now owned 40% by the Company, 30% by certain investment funds managed by Kelso and 30% by certain investment funds managed by Warburg. Based on the governing documents of Greysbridge, the Company concluded that, while it retains significant influence over Somers, Somers no longer constitutes a variable interest entity. Accordingly, effective July 1, 2021, the Company no longer consolidates the results of Somers in its consolidated financial statements and footnotes. Beginning in the 2021 third quarter, the Company classifies its investment as ‘investments in operating affiliates’ on the Company’s balance sheets and is accounted for under the equity method.
Somers generated $47.0 million of cash provided by operating activities, $96.3 million of cash provided by

ARCH CAPITAL	35	2022 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
investing activities and $2.0 million of cash used for financing activities for the six months ended June 30, 2021.
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

The following table sets forth activity in the non-redeemable noncontrolling interests:

June 30,
2021
Three Months Ended
Balance, beginning of period	$876,864
Additional paid in capital attributable to noncontrolling interests	383
Amounts attributable to noncontrolling interests	41,617
Other comprehensive income (loss) attributable to noncontrolling interests	10
Balance, end of period	$918,874

Six Months Ended
Balance, beginning of year	$823,007
Additional paid in capital attributable to noncontrolling interests	22,113
Amounts attributable to noncontrolling interests	78,314
Other comprehensive income (loss) attributable to noncontrolling interests	(4,560)
Balance, end of period	$918,874
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

The following table sets forth activity in the redeemable non-controlling interests:

	June 30,
	2022	2021
Three Months Ended
Balance, beginning of period	$9,763	$57,670
Accretion of preference share issuance costs	—	23
Other	(1,304)	(160)
Balance, end of period	$8,459	$57,533

Six Months Ended
Balance, beginning of year	$9,233	$58,548
Accretion of preference share issuance costs	—	46
Other	(774)	(1,061)
Balance, end of period	$8,459	$57,533
The portion of income or loss attributable to third party investors, recorded in the Company’s consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests,’ are summarized in the table below:

	June 30,
	2022	2021
Three Months Ended
Amounts attributable to non-redeemable noncontrolling interests	$—	$(41,617)
Amounts attributable to redeemable noncontrolling interests	399	(1,561)
Net (income) loss attributable to noncontrolling interests	$399	$(43,178)

Six Months Ended
Amounts attributable to non-redeemable noncontrolling interests	$—	$(78,314)
Amounts attributable to redeemable noncontrolling interests	(1,233)	(2,416)
Net (income) loss attributable to noncontrolling interests	$(1,233)	$(80,730)

ARCH CAPITAL	36	2022 SECOND QUARTER FORM 10-Q

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

		June 30, 2022					December 31, 2021
		Maximum Exposure to Loss					Maximum Exposure to Loss
Bellemeade Entities (Issue Date)	Total VIE Assets	On-Balance Sheet (Asset) Liability	Off-Balance Sheet	Total	Coverage Remaining from Reinsurers (1)	Total VIE Assets	On-Balance Sheet (Asset) Liability	Off-Balance Sheet	Total

2017-1 Ltd. (Oct-17)	$61,328	$(68)	$274	$206	$—	$108,368	$(159)	$424	$265
2018-1 Ltd. (Apr-18)	122,190	(342)	965	623	—	181,136	(528)	1,268	740
2018-3 Ltd. (Oct-18)	244,257	(566)	1,522	956	—	302,563	(1,018)	2,496	1,478
2019-1 Ltd. (Mar-19)	134,972	(127)	988	861	—	181,324	(380)	5,807	5,427
2019-2 Ltd. (Apr-19)	383,737	(426)	5,323	4,897	—	398,316	(515)	3,998	3,483
2019-3 Ltd. (Jul-19)	296,466	(282)	2,154	1,872	—	409,859	(584)	3,190	2,606
2019-4 Ltd. (Oct-19)	312,668	(306)	4,702	4,396	—	411,954	(462)	4,759	4,297
2020-2 Ltd. (Sep-20)	151,543	(58)	1,331	1,273	442	217,766	(177)	1,984	1,807
2020-3 Ltd. (Nov-20)	303,011	(26)	4,388	4,362	10,779	348,818	(128)	5,793	5,665
2020-4 Ltd. (Dec-20)	124,672	23	1,267	1,290	5,900	176,826	(50)	1,630	1,580
2021-1 Ltd. (Mar-21)	519,641	(1,006)	2,771	1,765	48,841	568,986	(303)	3,283	2,980
2021-2 Ltd. (Jun-21)	492,837	(577)	3,505	2,928	85,717	522,807	281	4,124	4,405
2021-3 Ltd. (Sep-21)	507,873	(1,082)	2,878	1,796	131,518	507,873	(411)	3,446	3,035
2022-1 Ltd. (Jan-22)	283,500	(282)	2,020	1,738	33,260
Total	$3,938,695	$(5,125)	$34,088	$28,963	$316,457	$4,336,596	$(4,434)	$42,202	$37,768
(1) Coverage from a separate panel of reinsurers remaining at June 30, 2022.

ARCH CAPITAL	37	2022 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.    Other Comprehensive Income (Loss)

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended		Six Months Ended
Details About	Line Item That Includes	June 30,		June 30,
AOCI Components	Reclassification	2022	2021	2022	2021

Unrealized appreciation (decline) on available-for-sale investments
	Net realized gains (losses)	$(41,990)	$64,914	$(130,630)	$66,918
	Provision for credit losses	(25,026)	896	(56,748)	(751)
	Total before tax	(67,016)	65,810	(187,378)	66,167
	Income tax (expense) benefit	9,306	(5,263)	27,390	(8,317)
	Net of tax	$(57,710)	$60,547	$(159,988)	$57,850

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended June 30, 2022
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(676,048)	$(78,043)	$(598,005)
Less reclassification of net realized gains (losses) included in net income	(67,016)	(9,306)	(57,710)
Foreign currency translation adjustments	(68,562)	(37)	(68,525)
Other comprehensive income (loss)	$(677,594)	$(68,774)	$(608,820)

Three Months Ended June 30, 2021
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$91,057	$12,486	$78,571
Less reclassification of net realized gains (losses) included in net income	65,810	5,263	60,547
Foreign currency translation adjustments	6,392	187	6,205
Other comprehensive income (loss)	$31,639	$7,410	$24,229

Six Months Ended June 30, 2022
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(1,460,938)	$(178,578)	$(1,282,360)
Less reclassification of net realized gains (losses) included in net income	(187,378)	(27,390)	(159,988)
Foreign currency translation adjustments	(71,127)	166	(71,293)
Other comprehensive income (loss)	$(1,344,687)	$(151,022)	$(1,193,665)

Six Months Ended June 30, 2021
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(203,303)	$(20,124)	$(183,179)
Less reclassification of net realized gains (losses) included in net income	66,167	8,317	57,850
Foreign currency translation adjustments	(22,023)	356	(22,379)
Other comprehensive income (loss)	$(291,493)	$(28,085)	$(263,408)

ARCH CAPITAL	38	2022 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    Income Taxes

The Company’s income tax provision on income before income taxes, including income (loss) from operating affiliates, resulted in an effective tax rate of 5.3% for the six months ended June 30, 2022, compared to 7.0% for the six months ended June 30, 2021.
The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
The Company had a net deferred tax asset of $411.1 million at June 30, 2022, compared to a net deferred tax asset of $194.0 million at December 31, 2021. The change is primarily a result of market value fluctuations in the investment portfolio. In addition, the Company paid $128.6 million and $141.1 million of income taxes for the six months ended June 30, 2022 and 2021, respectively.
14.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of June 30, 2022, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

15.    Transactions with Related Parties

In the 2021 first quarter, as part of the Company’s acquisition of Barbican, the Company entered into an agreement with Premia Managing Agency Limited for the reinsurance to close of Syndicate 1955’s 2018 underwriting year of account into Premia Syndicate 1884’s 2021 underwriting year of account. The reinsurance to close covers legacy business underwritten by Syndicate 1955 on the underwriting 2018 and prior years of account and under the agreement, approximately $380 million of net liabilities was transferred to Syndicate 1884, with an effective date of January 1, 2021. The Company had no reinsurance recoverable on unpaid and paid losses or funds held liability at June 30, 2022 and December 31, 2021.
In July 2021, following consummation of the Merger Agreement and the related Greysbridge equity financing, pursuant to which Somers became wholly owned by Greysbridge, and Greysbridge became owned 40% by the Company, 30% by certain funds managed by Kelso and 30% by certain funds managed by Warburg, the Company entered into certain reinsurance transactions with Somers. For the six months ended June 30, 2022, the Company ceded premiums written related to such transactions of $424.6 million (which includes reinsurance transactions in force as well as those entered into in conjunction with the Merger Agreement). In addition, Somers paid certain acquisition costs and administrative fees to the Company. At June 30, 2022, reinsurance recoverable on unpaid and paid losses from Somers was $964.7 million, with a reinsurance balance payable to Somers of $358.4 million. See note 11, “Variable Interest Entities and Noncontrolling Interests,” for information about Somers.
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
As of June 30, 2022, the Company owns $35.0 million in aggregate principal amount of Somers Group Holdings Ltd’s 6.5% senior notes, due July 2, 2029 and approximately 6.6% of Somers’s preference shares.

ARCH CAPITAL	39	2022 SECOND QUARTER FORM 10-Q

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
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “Arch”, “we”, “our” or “us”) is a publicly listed Bermuda exempted company with approximately $15.1 billion in capital at June 30, 2022 and, through operations in Bermuda, the United States, Europe, Canada, Australia and Hong Kong, writes insurance, reinsurance and mortgage insurance on a worldwide basis.

ARCH CAPITAL	40	2022 SECOND QUARTER FORM 10-Q

CURRENT OUTLOOK

Our objective for 2022 remains the same, to deliver long term value for our shareholders. We are committed to agile cycle management predicated by a focus on risk-adjusted returns, and this commitment has enabled us to accelerate our growth through the deployment of meaningful capacity to our clients. We continue to execute our cycle management strategy by actively allocating capital to the sectors where rates allow for returns that are substantially higher than our cost of capital, as demonstrated by the strong underwriting performance across each of our three segments.
Inflation continues to be a focus for our industry. We proactively analyze available data and incorporate emerging trends into our pricing and reserving. We believe that this discipline, coupled with increases in future investment returns and prudent reserving, mitigate inflation’s impact. For our mortgage operations, inflation mainly has a positive effect as it increases homeowner equity, which can potentially mitigate future losses.
The 2022 second quarter reflected growth across most property and casualty lines as we remain in a growth phase of the underwriting cycle. As a result, we continue to show improved underwriting margins, partially due to the compounding of rate-on-rate increases and the rebalancing of our mix of business. We believe that this time-tested strategy of protecting capital through soft markets and increasing our writings in hard markets gives us the best chance to generate superior risk adjusted returns over time. As long as rate increases support returns above our required thresholds, we expect to continue to grow our writings.
Rate improvements have enabled us to continue to expand writings in our property casualty segments. Rate increases remain above the long-term loss cost trends and have spread to more lines than last year. In specialty insurance, underwriting conditions remain opportunistic as pricing discipline, terms and conditions, and limits management are stable across most lines. This stability, combined with the uncertainties in the insurance market, should keep the market disciplined and sustain rate increases. Our U.S. operations benefited from growth in professional liability, including cyber, as well as travel where we believe relative returns are attractive. Our specialty international insurance business, which includes our Lloyd's and U.K. regional businesses, delivered strong growth in the quarter with net premium written up 23%, primarily due to specialty, casualty and property.
In reinsurance, the emphasis remains on quota share treaties over excess of loss reinsurance. This strategy allows us to participate in the rate increases on primary insurance while improving the balance between risk and return. We remained disciplined in property catastrophe exposure and we will deploy more capital to the line if expected returns improve meaningfully. The June 1 and July 1 renewals showed a property catastrophe market in transition and we are cautiously optimistic that this momentum could continue into the next year.
Our mortgage business continues to deliver the consistent underwriting results we projected when we began building it a decade ago. In our U.S. primary mortgage operations, delinquencies continue to trend to historically low levels, and cures on delinquent mortgages in our portfolio resulted in favorable prior year development in the quarter. The increase in mortgage interest rates is a steeper rise than we have seen in decades and have dramatically curtailed refinancing. Rising rates also mean that persistency is increasing, which allowed us to grow our U.S. primary mortgage insurance in force to an all-time high of $292 billion. This should result in a more stable base of premium income to help drive underwriting income in future periods. The credit quality of homebuyers remains excellent and we believe our portfolio is well positioned for a variety of economic scenarios. Outside of the U.S., we increased our writings in Australia as a result of our acquisition of Westpac’s LMI business in the 2021 third quarter.
We remain committed to providing solutions across many offerings as the marketplace evolves, including the mortgage credit risk transfer programs initiated by government sponsored enterprises, or “GSEs.” In addition, we have entered into aggregate excess of loss mortgage reinsurance agreements with various special purpose reinsurance companies domiciled in Bermuda and have issued mortgage insurance linked notes, increasing our protection for mortgage tail risk. The Bellemeade structures provided approximately $4.3 billion of aggregate reinsurance coverage at June 30, 2022.
FINANCIAL MEASURES

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for Arch Capital’s common shareholders:
Book Value per Share
Book value per share represents total common shareholders’ equity available to Arch divided by the number of common shares outstanding. Management uses growth in book value per share as a key measure of the value generated for our common shareholders each period and believes that book value per share is the key driver of Arch Capital’s share price over time. Book value per share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per share depending on the purchase price. Book value per share was $31.37 at June 30, 2022,

ARCH CAPITAL	41	2022 SECOND QUARTER FORM 10-Q

compared to $32.18 at March 31, 2022 and $32.02 at June 30, 2021. The 2.5% decrease in book value per share for the 2022 second quarter reflected negative total return on investments driven by rising interest rates on fixed maturities and mark-to-market impacts on our equity securities, which were partially offset by strong underwriting returns.
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
Our annualized net income return on average common equity was 13.3% for the 2022 second quarter, compared to 21.2% for the 2021 second quarter, and 9.5% for the six months ended June 30, 2022, compared to 17.4% for the 2021 period. Our Operating ROAE was 17.1% for the 2022 second quarter, compared to 13.0% for the 2021 second quarter, and 15.3% for the six months ended June 30, 2022, compared to 10.3% for the 2021 period. The 2022 periods reflected strong underwriting returns and a lower level of catastrophic activity, while the 2021 periods reflected lower underwriting returns due to an increased level of catastrophic activity and higher income from operating affiliates.
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

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2022 Second Quarter	(3.02)%	(5.37)%
2021 Second Quarter	1.58%	1.80%

Six Months Ended June 30, 2022	(6.00)%	(9.13)%
Six Months Ended June 30, 2021	1.39%	1.28%
Total return for the 2022 periods reflected rising interest rates on fixed maturities and mark-to-market impacts on our equity securities. We continue to maintain a relative short duration on our portfolio of 2.94 years at June 30, 2022.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide, unlike many master indices that change based on the size of their constituent indices, a relatively stable basket of investable indices. At June 30, 2022, the benchmark return index had an average credit quality of “Aa3” by Moody’s Investors Service (“Moody’s”), and an estimated duration of 3.34 years.

ARCH CAPITAL	42	2022 SECOND QUARTER FORM 10-Q

The benchmark return index included weightings to the following indices:

%
ICE BoAML 1-5 Year A - AAA U.S. Corporate Index	13.00%
ICE BoAML 5-10 Year A - AAA U.S. Corporate Index	11.00
ICE BoAML 1-5 Year U.S. Treasury Index	11.00
MSCI ACWI Net Total Return USD Index	9.30
ICE BoAML 1-10 Year BBB U.S. Corporate Index	5.00
JPM CLOIE Investment Grade	5.00
S&P/LSTA Leveraged Loan Total Return Index	4.965
ICE BoAML U.S. Mortgage Backed Securities Index	4.00
ICE BoAML AAA US Fixed Rate CMBS	4.00
ICE BoAML 1-5 Year U.K. Gilt Index	4.00
ICE BoAML German Government 1-10 Year Index	3.50
ICE BoAML 0-3 Year U.S. Treasury Index	3.25
ICE BoAML 5-10 Year U.S. Treasury Index	3.00
ICE BoAML 1-10 Year U.S. Municipal Securities Index	3.00
Bloomberg Barclays ABS Aaa Index	3.00
ICE BoAML 1-5 Year Australia Government Index	2.75
ICE BoAML U.S. High Yield Constrained Index	2.50
ICE BoAML 1-5 Year Canada Government Index	2.00
ICE BofA CCC and Lower US High Yield Constrained Index	1.38
Bloomberg Barclays Global High Yield Index	1.38
S&P DJ Global ex-US Select Real Estate Securities Net Index	0.825
FTSE Nareit All Mortgage Capped Index Total Return USD	0.825
Bloomberg Barclays CMBS: Erisa Eligible Unhedged USD	0.825
ICE BoAML 15+ Year Canada Government Index	0.50
Total	100.00%
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
We believe that net realized gains or losses, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other and loss on redemption of preferred shares in any particular period are not indicative of the performance, of or trends, in our business. Although net realized gains or losses, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses are an integral part of our operations, the decision to realize investment gains or losses, the recognition of the change in the carrying value of investments accounted for using the fair value option in net realized gains or losses, the recognition of net impairment losses, the recognition of equity in net income or loss of investment funds accounted for using the equity method and the recognition of foreign exchange gains or losses are independent of the insurance underwriting process and result, in large part, from general economic and financial market conditions. Furthermore, certain users of our financial information believe that, for many companies, the timing of the realization of investment gains or losses is largely opportunistic. In addition, changes in the allowance for credit losses and net impairment losses recognized in earnings on our investments represent other-than-temporary declines in expected recovery values on securities without actual realization. The use of the equity method on certain of our investments is driven by the ownership structure of such funds (either limited partnerships or limited liability companies). In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). This method of accounting is different from the way we account for our other investments and the timing of the recognition of equity in net income or loss of investment funds accounted for using the equity method may differ from gains or losses in the future upon sale or maturity of such investments. Transaction costs and other include advisory, financing, legal, severance, incentive compensation and other transaction costs related to acquisitions. We believe that transaction costs and other, due to their non-recurring nature, are not indicative of the performance of, or trends in, our business performance. The loss on redemption of preferred shares related to the redemption of some of Arch’s preferred shares had no impact on shareholders' equity or cash flows. Due to these reasons, we exclude net realized gains or losses, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other and loss on redemption of preferred shares from the calculation of after-tax operating income available to Arch common shareholders.

ARCH CAPITAL	43	2022 SECOND QUARTER FORM 10-Q

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
Along with consolidated underwriting income, we provide a subtotal of underwriting income or loss before the contribution from the ‘other’ segment. Through June 30, 2021, the ‘other’ segment included the results of Somers Group Holdings Ltd. Somers Group Holdings Ltd. is the parent of Somers Re Ltd., a multi-line Bermuda reinsurance company (together with Somers Group Holdings Ltd., “Somers”). Pursuant to GAAP, Somers was considered a variable interest entity and we concluded that we were the primary beneficiary of Somers. As such, we consolidated the results of Somers in our consolidated financial statements through June 30, 2021. In the 2020 fourth quarter, Arch Capital, Somers, and Greysbridge Ltd., a wholly-owned subsidiary of Arch Capital, entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”). Arch Capital assigned its rights under the Merger Agreement to Greysbridge Holdings Ltd. (“Greysbridge”). The merger contemplated by the Merger Agreement and the related Greysbridge equity financing closed on July 1, 2021. In connection therewith and effective July 1, 2021, Somers became wholly owned by Greysbridge, and Greysbridge became owned 40% by Arch and 30% by certain funds managed by Kelso and 30% by certain funds managed by Warburg. Based on the governing documents of Greysbridge, we concluded that, while we retain significant influence over Greysbridge, Greysbridge does not constitute a variable interest entity. Accordingly, effective July 1, 2021, we no longer consolidate the results of Somers in our consolidated financial statements and footnotes. See note 11, “Variable Interest Entities and Noncontrolling Interests” and note 4, “Segment Information,” to our consolidated financial statements for additional information on Somers.
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

ARCH CAPITAL	44	2022 SECOND QUARTER FORM 10-Q

RESULTS OF OPERATIONS

The following table summarizes our consolidated financial data, including a reconciliation of net income or loss available to Arch common shareholders to after-tax operating income or loss available to Arch common shareholders.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income available to Arch common shareholders	$394,160	$663,820	$579,776	$1,091,573
Net realized (gains) losses	266,579	(167,438)	558,993	(272,989)
Equity in net (income) loss of investment funds accounted for using the equity method	(58,061)	(122,186)	(94,366)	(193,872)
Net foreign exchange (gains) losses	(87,797)	17,888	(91,652)	(3,444)
Transaction costs and other	261	(1,421)	658	(147)
Income tax expense (1)	(8,646)	16,553	(24,914)	25,864
After-tax operating income available to Arch common shareholders	$506,496	$407,216	$928,495	$646,985

Beginning common shareholders’ equity	$12,089,589	$12,316,472	$12,715,896	$12,325,886
Ending common shareholders’ equity	$11,587,566	$12,706,072	$11,587,566	$12,706,072
Average common shareholders’ equity	$11,838,578	$12,511,272	$12,151,731	$12,515,979

Annualized net income return on average common equity %	13.3	21.2	9.5	17.4
Annualized operating return on average common equity %	17.1	13.0	15.3	10.3
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
Insurance Segment
The following tables set forth our insurance segment’s underwriting results:

	Three Months Ended June 30,
	2022	2021	% Change
Gross premiums written	$1,705,167	$1,368,867	24.6
Premiums ceded	(476,910)	(405,312)
Net premiums written	1,228,257	963,555	27.5
Change in unearned premiums	(126,113)	(98,128)
Net premiums earned	1,102,144	865,427	27.4
Losses and loss adjustment expenses	(629,759)	(545,880)
Acquisition expenses	(213,688)	(136,852)
Other operating expenses	(161,088)	(133,342)
Underwriting income (loss)	$97,609	$49,353	97.8

Underwriting Ratios			% Point Change
Loss ratio	57.1%	63.1%	(6.0)
Acquisition expense ratio	19.4%	15.8%	3.6
Other operating expense ratio	14.6%	15.4%	(0.8)
Combined ratio	91.1%	94.3%	(3.2)

ARCH CAPITAL	45	2022 SECOND QUARTER FORM 10-Q

	Six Months Ended June 30,
	2022	2021	% Change
Gross premiums written	$3,424,772	$2,784,753	23.0
Premiums ceded	(989,619)	(826,359)
Net premiums written	2,435,153	1,958,394	24.3
Change in unearned premiums	(306,313)	(273,493)
Net premiums earned	2,128,840	1,684,901	26.3
Losses and loss adjustment expenses	(1,230,498)	(1,081,627)
Acquisition expenses	(409,338)	(265,074)
Other operating expenses	(327,913)	(270,455)
Underwriting income (loss)	$161,091	$67,745	137.8

Underwriting Ratios			% Point Change
Loss ratio	57.8%	64.2%	(6.4)
Acquisition expense ratio	19.2%	15.7%	3.5
Other operating expense ratio	15.4%	16.1%	(0.7)
Combined ratio	92.4%	96.0%	(3.6)
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
Professional lines: directors’ and officers’ liability, errors and omissions liability, employment practices liability, fiduciary liability, crime, professional indemnity and other financial related coverages for corporate, private equity, venture capital, real estate investment trust, limited partnership, financial institution and not-for-profit clients of all sizes, cyber insurance, and medical professional and general liability insurance coverages for the healthcare industry. The business is predominately written on a claims-made basis.
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
Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended June 30,
	2022		2021
	Amount	%	Amount	%
Professional lines	$349,402	28.4	$254,961	26.5
Property, energy, marine and aviation	258,765	21.1	207,762	21.6
Programs	163,339	13.3	149,373	15.5
Excess and surplus casualty	120,509	9.8	74,346	7.7
Travel, accident and health	105,970	8.6	71,071	7.4
Construction and national accounts	87,615	7.1	77,579	8.1
Lenders products	36,042	2.9	40,386	4.2
Other	106,615	8.7	88,077	9.1
Total	$1,228,257	100.0	$963,555	100.0
2022 Second Quarter versus 2021 Period. Gross premiums written by the insurance segment in the 2022 second quarter were 24.6% higher than in the 2021 second quarter, while net premiums written were 27.5% higher. The higher level of net premiums written reflected increases in most lines of business, due in part to rate increases, new business opportunities and growth in existing accounts.

ARCH CAPITAL	46	2022 SECOND QUARTER FORM 10-Q

	Six Months Ended June 30,
	2022		2021
	Amount	%	Amount	%
Professional lines	$697,243	28.6	$493,207	25.2
Property, energy, marine and aviation	468,986	19.3	378,260	19.3
Programs	292,740	12.0	307,774	15.7
Excess and surplus casualty	220,798	9.1	159,939	8.2
Travel, accident and health	271,302	11.1	163,377	8.3
Construction and national accounts	213,738	8.8	212,371	10.8
Lenders products	61,274	2.5	75,246	3.8
Other	209,072	8.6	168,220	8.6
Total	$2,435,153	100.0	$1,958,394	100.0
Six Months Ended June 30, 2022 versus 2021 period. Gross premiums written by the insurance segment for the six months ended June 30, 2022 were 23.0% higher than in the 2021 period, while net premiums written were 24.3% higher than in the 2021 period. The increase in net premiums written reflected growth in professional lines and in property, primarily due to rate increases, new business opportunities and growth in existing accounts, and in travel, primarily due to new business and growth in existing accounts.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended June 30,
	2022		2021
	Amount	%	Amount	%
Professional lines	$314,115	28.5	$214,098	24.7
Property, energy, marine and aviation	192,410	17.5	167,716	19.4
Programs	148,681	13.5	118,974	13.7
Excess and surplus casualty	98,369	8.9	72,899	8.4
Travel, accident and health	130,185	11.8	62,610	7.2
Construction and national accounts	87,084	7.9	95,849	11.1
Lenders products	27,594	2.5	46,396	5.4
Other	103,706	9.4	86,885	10.0
Total	$1,102,144	100.0	$865,427	100.0

	Six Months Ended June 30,
	2022		2021
	Amount	%	Amount	%
Professional lines	$603,928	28.4	$413,769	24.6
Property, energy, marine and aviation	378,065	17.8	324,975	19.3
Programs	288,490	13.6	231,814	13.8
Excess and surplus casualty	189,130	8.9	148,266	8.8
Travel, accident and health	234,815	11.0	112,276	6.7
Construction and national accounts	173,232	8.1	198,520	11.8
Lenders products	58,182	2.7	86,477	5.1
Other	202,998	9.5	168,804	10.0
Total	$2,128,840	100.0	$1,684,901	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters. Net premiums earned in the 2022 second quarter were 27.4% higher than in the 2021 second quarter. Net premiums earned for the six months ended June 30, 2022 were 26.3% higher than in the 2021 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Current year	57.7%	63.6%	58.5%	64.7%
Prior period reserve development	(0.6)%	(0.5)%	(0.7)%	(0.5)%
Loss ratio	57.1%	63.1%	57.8%	64.2%
Current Year Loss Ratio.
2022 Second Quarter versus 2021 Period. The insurance segment’s current year loss ratio in the 2022 second quarter was 5.9 points lower than in the 2021 second quarter. The 2022 second quarter loss ratio reflected 1.2 points of current year catastrophic activity, compared to 3.2 points of catastrophic activity for the 2021 second quarter.
Six Months Ended June 30, 2022 versus 2021 Period. The insurance segment’s current year loss ratio for the six months ended June 30, 2022 was 6.2 points lower than in the 2021 period and reflected 2.1 points of current year catastrophic activity, primarily related to Russia’s invasion of Ukraine and other natural catastrophes, compared to 4.1 points in the 2021 period. The balance of the change in the 2022 loss ratios resulted, in part, from changes in mix of business.

ARCH CAPITAL	47	2022 SECOND QUARTER FORM 10-Q

Prior Period Reserve Development.
The insurance segment’s net favorable development was $6.7 million, or 0.6 points, for the 2022 second quarter, compared to $4.0 million, or 0.5 points, for the 2021 second quarter, and $14.0 million, or 0.7 points, for the six months ended June 30, 2022, compared to $8.1 million, or 0.5 points, for the 2021 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
2022 Second Quarter versus 2021 Period. The insurance segment’s underwriting expense ratio was 34.0% in the 2022 second quarter, compared to 31.2% in the 2021 second quarter. The increase in the 2022 second quarter was primarily due to higher gross commission ratios, growth in lines with higher acquisition costs, such as travel, and targeted personnel expansion to support our growth. This increase was partially offset by a higher level of net premiums earned.
Six Months Ended June 30, 2022 versus 2021 period. The insurance segment’s underwriting expense ratio was 34.6% for the six months ended June 30, 2022, compared to 31.8% for the 2021 period, with the increase primarily due to changing mix of business and growth in lines with higher acquisition costs.
Reinsurance Segment
The following tables set forth our reinsurance segment’s underwriting results:

	Three Months Ended June 30,
	2022	2021	% Change
Gross premiums written	$1,793,398	$1,358,020	32.1
Premiums ceded	(630,764)	(433,288)
Net premiums written	1,162,634	924,732	25.7
Change in unearned premiums	(234,635)	(187,708)
Net premiums earned	927,999	737,024	25.9
Other underwriting income (loss)	4,526	1,053
Losses and loss adjustment expenses	(537,578)	(463,823)
Acquisition expenses	(189,494)	(133,585)
Other operating expenses	(66,053)	(44,695)
Underwriting income (loss)	$139,400	$95,974	45.2

Underwriting Ratios			% Point Change
Loss ratio	57.9%	62.9%	(5.0)
Acquisition expense ratio	20.4%	18.1%	2.3
Other operating expense ratio	7.1%	6.1%	1.0
Combined ratio	85.4%	87.1%	(1.7)

	Six Months Ended June 30,
	2022	2021	% Change
Gross premiums written	$3,512,340	$2,829,080	24.2
Premiums ceded	(1,210,582)	(905,236)
Net premiums written	2,301,758	1,923,844	19.6
Change in unearned premiums	(569,359)	(541,920)
Net premiums earned	1,732,399	1,381,924	25.4
Other underwriting income	5,362	(145)
Losses and loss adjustment expenses	(992,278)	(948,693)
Acquisition expenses	(361,490)	(251,610)
Other operating expenses	(135,829)	(105,209)
Underwriting income (loss)	$248,164	$76,267	225.4

Underwriting Ratios			% Point Change
Loss ratio	57.3%	68.7%	(11.4)
Acquisition expense ratio	20.9%	18.2%	2.7
Other operating expense ratio	7.8%	7.6%	0.2
Combined ratio	86.0%	94.5%	(8.5)
The reinsurance segment consists of our reinsurance underwriting units which offer specialty product lines on a worldwide basis. Reinsurance agreements are typically offered on a proportional and/or excess of loss basis and provide coverage to ceding company clients for specific underlying written policies. Product lines include:
Casualty: provides coverage on third party liability exposures including, among others, executive assurance, professional liability, excess and umbrella liability, excess motor and healthcare business, and workers’ compensation. Business is assumed primarily on a treaty basis, with some facultative coverages also offered.
Marine and aviation: provides coverage for energy, hull, cargo, specie, liability and transit, and aviation business, including airline and general aviation risks. Business written may also include space business, which includes coverages for satellite assembly, launch and operation for commercial space programs.
Other specialty: provides coverage for proportional motor reinsurance, whole account multi-line treaties, cyber, trade credit and surety, accident and health, workers’ compensation catastrophe, agriculture and political risk, among others.
Property catastrophe: provides protection for most types of catastrophic losses, including hurricane, earthquake, flood, tornado, hail and fire, and for other perils on a case-by-case basis. Excess of loss coverages are triggered when aggregate losses and loss adjustment expense from a single occurrence or aggregation of losses from a covered peril exceed the retention specified in the contract.
Property excluding property catastrophe: provides coverage for personal lines and/or commercial property exposures and principally covers buildings, structures, equipment and contents. The primary perils in this business include fire,

ARCH CAPITAL	48	2022 SECOND QUARTER FORM 10-Q

explosion, collapse, riot, vandalism, wind, tornado, flood and earthquake. Business is assumed on either a treaty basis or facultative basis.
Other: includes life reinsurance business, casualty clash business and, in limited instances, non-traditional business which is intended to provide insurers with risk management solutions that complement traditional reinsurance.
Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended June 30,
	2022		2021
	Amount	%	Amount	%
Other Specialty	$434,710	37.4	$296,325	32.0
Property excluding property catastrophe	299,042	25.7	249,101	26.9
Casualty	212,724	18.3	225,890	24.4
Property catastrophe	154,451	13.3	87,642	9.5
Marine and aviation	35,129	3.0	50,248	5.4
Other	26,578	2.3	15,526	1.7
Total	$1,162,634	100.0	$924,732	100.0
2022 Second Quarter versus 2021 Period. Gross premiums written by the reinsurance segment in the 2022 second quarter were 32.1% higher than in the 2021 second quarter, while net premiums written were 25.7% higher. The growth in net premiums written reflected increases in other specialty, property catastrophe and property excluding property catastrophe lines, primarily related to rate increases, new business opportunities and growth in existing accounts.

	Six Months Ended June 30,
	2022		2021
	Amount	%	Amount	%
Other Specialty	$798,544	34.7	$580,656	30.2
Property excluding property catastrophe	594,461	25.8	541,934	28.2
Casualty	479,179	20.8	444,146	23.1
Property catastrophe	283,422	12.3	204,849	10.6
Marine and aviation	86,946	3.8	111,886	5.8
Other	59,206	2.6	40,373	2.1
Total	$2,301,758	100.0	$1,923,844	100.0
Six Months Ended June 30, 2022 versus 2021 period. Gross premiums written by the reinsurance segment for the six months ended June 30, 2022 were 24.2% higher than in the 2021 period, while net premiums written were 19.6% higher than in the 2021 period. The increase in net premiums written reflected growth in other specialty, primarily due to new business and rate increases..
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended June 30,
	2022		2021
	Amount	%	Amount	%
Other Specialty	$284,321	30.6	$211,817	28.7
Property excluding property catastrophe	266,545	28.7	202,780	27.5
Casualty	214,714	23.1	183,846	24.9
Property catastrophe	94,679	10.2	76,167	10.3
Marine and aviation	41,768	4.5	42,773	5.8
Other	25,972	2.8	19,641	2.7
Total	$927,999	100.0	$737,024	100.0

	Six Months Ended June 30,
	2022		2021
	Amount	%	Amount	%
Other Specialty	$515,939	29.8	$375,715	27.2
Property excluding property catastrophe	499,074	28.8	390,562	28.3
Casualty	412,572	23.8	332,877	24.1
Property catastrophe	171,755	9.9	164,178	11.9
Marine and aviation	83,960	4.8	82,881	6.0
Other	49,099	2.8	35,711	2.6
Total	$1,732,399	100.0	$1,381,924	100.0
Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned by the reinsurance segment in the 2022 second quarter were 25.9% higher than in the 2021 second quarter, and reflect changes in net premiums written over the previous five quarters.
Other Underwriting Income (Loss).
Other underwriting income for the 2022 second quarter was $4.5 million, compared to $1.1 million for the 2021 second quarter, and $5.4 million for the six months ended June 30, 2022, compared to a loss of $0.1 million for the 2021 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Current year	62.9%	65.7%	61.9%	72.1%
Prior period reserve development	(5.0)%	(2.8)%	(4.6)%	(3.4)%
Loss ratio	57.9%	62.9%	57.3%	68.7%

ARCH CAPITAL	49	2022 SECOND QUARTER FORM 10-Q

Current Year Loss Ratio.
2022 Second Quarter versus 2021 Period. The reinsurance segment’s current year loss ratio in the 2022 second quarter was 2.8 points lower than in the 2021 second quarter. The 2022 second quarter loss ratio reflected 7.5 points of current year catastrophic activity, primarily due to a series of natural events outside the U.S. The 2021 second quarter included 2.6 points of catastrophic activity, including winter storms Uri and Viola as well as other minor global events.
Six Months Ended June 30, 2022 versus 2021 Period. The reinsurance segment’s current year loss ratio for the six months ended June 30, 2022 was 10.2 points lower than in the 2021 period and reflected 7.0 points of current year catastrophic activity, primarily related to a series of natural events outside the U.S. and Russia’s invasion of Ukraine, compared to 12.9 points in the 2021 period.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $46.4 million, or 5.0 points, for the 2022 second quarter, compared to $20.5 million, or 2.8 points, for the 2021 second quarter, and $78.9 million, or 4.6 points, for the six months ended June 30, 2022, compared to $47.3 million, or 3.4 points, for the 2021 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
2022 Second Quarter versus 2021 Period. The underwriting expense ratio for the reinsurance segment was 27.5% in the 2022 second quarter, compared to 24.2% in the 2021 second quarter, with the increase primarily resulting from growth in lines with higher acquisition costs and targeted personnel expansion to support our growth. This increase was partially offset by a higher level of net premiums earned.
Six Months Ended June 30, 2022 versus 2021 period. The underwriting expense ratio for the reinsurance segment was 28.7% for the six months ended June 30, 2022, compared to 25.8% for the 2021 period. The comparison of the underwriting expense ratios also reflected changes in the mix and type of business and a higher level of net premiums earned for the 2022 period.

Mortgage Segment
Our mortgage operations include U.S. and international mortgage insurance and reinsurance operations as well as participation in GSE credit risk-sharing transactions.
The following tables set forth our mortgage segment’s underwriting results.

	Three Months Ended June 30,
	2022	2021	% Change
Gross premiums written	$371,896	$391,511	(5.0)
Premiums ceded	(78,148)	(55,665)
Net premiums written	293,748	335,846	(12.5)
Change in unearned premiums	1,884	(1,625)
Net premiums earned	295,632	334,221	(11.5)
Other underwriting income	(1,556)	4,148
Losses and loss adjustment expenses	64,681	(9,880)
Acquisition expenses	(10,137)	(30,117)
Other operating expenses	(50,251)	(48,312)
Underwriting income	$298,369	$250,060	19.3

Underwriting Ratios			% Point Change
Loss ratio	(21.9)%	3.0%	(24.9)
Acquisition expense ratio	3.4%	9.0%	(5.6)
Other operating expense ratio	17.0%	14.5%	2.5
Combined ratio	(1.5)%	26.5%	(28.0)

	Six Months Ended June 30,
	2022	2021	% Change
Gross premiums written	$736,735	$782,757	(5.9)
Premiums ceded	(154,867)	(111,716)
Net premiums written	581,868	671,041	(13.3)
Change in unearned premiums	3,301	(503)
Net premiums earned	585,169	670,538	(12.7)
Other underwriting income	3,505	11,045
Losses and loss adjustment expenses	119,285	(73,569)
Acquisition expenses	(20,650)	(60,199)
Other operating expenses	(103,593)	(97,443)
Underwriting income	$583,716	$450,372	29.6

Underwriting Ratios			% Point Change
Loss ratio	(20.4)%	11.0%	(31.4)
Acquisition expense ratio	3.5%	9.0%	(5.5)
Other operating expense ratio	17.7%	14.5%	3.2
Combined ratio	0.8%	34.5%	(33.7)

ARCH CAPITAL	50	2022 SECOND QUARTER FORM 10-Q

Premiums Written.
The following tables set forth our mortgage segment’s net premiums written by underwriting location:

	Three Months Ended June 30,
	2022		2021
	Amount	%	Amount	%
Underwriting location:
United States	$201,166	68.5	$234,645	69.9
Other	92,582	31.5	101,201	30.1
Total	$293,748	100.0	$335,846	100.0
2022 Second Quarter versus 2021 Period. Gross premiums written by the mortgage segment in the 2022 second quarter were 5.0% lower than in the 2021 second quarter, while net premiums written were 12.5% lower. Net premiums written for the 2022 second quarter reflected a higher level of premiums ceded than in the 2021 second quarter.

	Six Months Ended June 30,
	2022		2021
	Amount	%	Amount	%
Underwriting location:
United States	$402,316	69.1	$482,174	71.9
Other	179,552	30.9	188,867	28.1
Total	$581,868	100.0	$671,041	100.0
Six Months Ended June 30, 2022 versus 2021 Period. Gross premiums written by the mortgage segment for the six months ended June 30, 2022 were 5.9% lower than in the 2021 period. The reduction in gross premiums written primarily reflected lower U.S. primary mortgage insurance single premium volume and a decrease in monthly premiums. Net premiums written for the six months ended June 30, 2022 were 13.3% lower than in the 2021 period and reflected a higher level of premiums ceded than in the 2021 period.
The persistency rate, which represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period, was 71.3% for the Arch MI U.S. portfolio of mortgage insurance policies at June 30, 2022, reflecting a lower level of mortgage refinancing activity, compared to 62.4% at December 31, 2021.
The following tables provide details on the new insurance written (“NIW”) generated by Arch MI U.S. NIW represents the original principal balance of all loans that received coverage during the period.

(U.S. Dollars in millions)	Three Months Ended June 30,
	2022		2021
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$23,499		$28,372

Credit quality (FICO):
>=740	$16,121	68.6	$19,240	67.8
680-739	6,800	28.9	8,113	28.6
620-679	576	2.5	1,019	3.6
<620	2	—	—	—
Total	$23,499	100.0	$28,372	100.0

Loan-to-value (LTV):
95.01% and above	$1,195	5.1	$1,484	5.2
90.01% to 95.00%	13,290	56.6	13,936	49.1
85.01% to 90.00%	6,591	28.0	8,675	30.6
85.00% and below	2,423	10.3	4,277	15.1
Total	$23,499	100.0	$28,372	100.0

Monthly vs. single:
Monthly	$22,872	97.3	$26,725	94.2
Single	627	2.7	1,647	5.8
Total	$23,499	100.0	$28,372	100.0

Purchase vs. refinance:
Purchase	$23,059	98.1	$25,010	88.2
Refinance	440	1.9	3,362	11.8
Total	$23,499	100.0	$28,372	100.0
(1)Represents the original principal balance of all loans that received coverage during the period.

ARCH CAPITAL	51	2022 SECOND QUARTER FORM 10-Q

(U.S. Dollars in millions)	Six Months Ended June 30,
	2022		2021
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$43,514		$55,391

Credit quality (FICO):
>=740	$29,273	67.3	$37,058	66.9
680-739	13,054	30.0	16,531	29.8
620-679	1,182	2.7	1,802	3.3
<620	5	—	—	—
Total	$43,514	100.0	$55,391	100.0

Loan-to-value (LTV):
95.01% and above	$2,291	5.3	$3,092	5.6
90.01% to 95.00%	24,068	55.3	26,224	47.3
85.01% to 90.00%	12,324	28.3	16,987	30.7
85.01% and below	4,831	11.1	9,088	16.4
Total	$43,514	100.0	$55,391	100.0

Monthly vs. single:
Monthly	$42,073	96.7	$51,714	93.4
Single	1,441	3.3	3,677	6.6
Total	$43,514	100.0	$55,391	100.0

Purchase vs. refinance:
Purchase	$42,216	97.0	$45,515	82.2
Refinance	1,298	3.0	9,876	17.8
Total	$43,514	100.0	$55,391	100.0
Net Premiums Earned.
The following tables set forth our mortgage segment’s net premiums earned by underwriting location:

	Three Months Ended June 30,
	2022		2021
	Amount	%	Amount	%
Underwriting location:
United States	$209,200	70.8	$248,388	74.3
Other	86,432	29.2	85,833	25.7
Total	$295,632	100.0	$334,221	100.0
2022 Second Quarter versus 2021 Period. Net premiums earned for the 2022 second quarter were 11.5% lower than in the 2021 second quarter, and reflected a lower level of earnings from single premium policy terminations and a decline in monthly premiums.

	Six Months Ended June 30,
	2022		2021
	Amount	%	Amount	%

Underwriting location:
United States	$418,725	71.6	$510,938	76.2
Other	166,444	28.4	159,600	23.8
Total	$585,169	100.0	$670,538	100.0
Six Months Ended June 30, 2022 versus 2021 Period. For the six months ended June 30, 2022, net premiums earned were 12.7% lower than in the 2021 period, and reflected a lower level of earnings from single premium policy terminations and a decline in monthly premiums.
Other Underwriting Income (Loss).
Other underwriting income or loss, which is primarily related to GSE credit risk-sharing and our whole mortgage loan purchase and sell program was a loss of $1.6 million for the 2022 second quarter, compared to an income of $4.1 million for the 2021 second quarter.
Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Current year	18.0%	15.9%	17.2%	19.1%
Prior period reserve development	(39.9)%	(12.9)%	(37.6)%	(8.1)%
Loss ratio	(21.9)%	3.0%	(20.4)%	11.0%
Current Year Loss Ratio.
2022 Second Quarter versus 2021 Period. The mortgage segment’s current year loss ratio was 2.1 points higher in the 2022 second quarter than in the 2021 second quarter. The higher current year loss ratio for the 2022 period reflected a lower level of net premiums earned in the U.S. primary mortgage insurance business.
Six Months Ended June 30, 2022 versus 2021 Period. The mortgage segment’s current year loss ratio was 1.9 points lower for the six months ended June 30, 2022 than for the 2021 period. The lower current year loss ratio for the 2022 period reflected lower delinquencies.
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $118.1 million, or 39.9 points, for the 2022 second quarter, compared to $43.1 million, or 12.9 points, for the 2021 second quarter, and $220.2 million, or 37.6 points, for the six months ended June 30, 2022, compared to $54.0 million, or 8.1 points, for the 2021 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
2022 Second Quarter versus 2021 Period. The underwriting expense ratio for the mortgage segment was 20.4% in the 2022 second quarter, compared to 23.5% in the 2021 second quarter, with the decrease primarily due to lower acquisition expenses on Australian mortgage insurance following the acquisition of Westpac LMI in the 2021 third quarter and profit commissions adjustments related to favorable development of prior year loss reserves. Such amounts were partially offset by a lower level of net premiums earned in the U.S. primary mortgage insurance business.

ARCH CAPITAL	52	2022 SECOND QUARTER FORM 10-Q

Six Months Ended June 30, 2022 versus 2021 period. The underwriting expense ratio for the mortgage segment was 21.2% for the six months ended June 30, 2022, compared to 23.5% for the 2021 period, with the decrease primarily due to lower acquisition expenses on Australian mortgage insurance following the acquisition of Westpac LMI in the 2021 third quarter and profit commissions adjustments related to favorable development of prior year loss reserves. Such amounts were partially offset by a lower level of net premiums earned in the U.S. primary mortgage insurance business.
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
Net Investment Income.
The components of net investment income were derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Fixed maturities	$105,342	$77,709	$187,395	$156,726
Equity securities	6,121	8,282	12,359	13,932
Short-term investments	4,120	972	6,695	1,616
Other (1)	7,984	21,026	20,060	36,585
Gross investment income	123,567	107,989	226,509	208,859
Investment expenses (2)	(17,175)	(18,559)	(39,681)	(40,700)
Net investment income	$106,392	$89,430	$186,828	168,159
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.
(2)    Investment expenses were approximately 0.27% of average invested assets for the 2022 second quarter, compared to 0.30% for the 2021 second quarter, and 0.31% for the six months ended June 30, 2022, compared to 0.32% for the 2021 period.
The higher level of net investment income for the 2022 period, primarily related to higher yields available in the financial market. The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 1.76% for the 2022 second quarter, compared to 1.47% for the 2021 second quarter, and 1.54% for the six months ended June 30, 2022, compared to 1.40% for the 2021 period.
Corporate Expenses.
Corporate expenses were $27.4 million for the 2022 second quarter, compared to $17.2 million for the 2021 second quarter, and $59.3 million for the six months ended June 30, 2022, compared to $40.6 million for the 2021 period. The increase in corporate expenses was primarily due to higher incentive compensation costs.
Other Income (Losses)
Other loss for the 2022 second quarter was $11.8 million, compared to income of $6.9 million for the 2021 second quarter, and a loss of $20.8 million for the six months ended June 30, 2022, compared to income of $5.1 million for the 2021 period. Amounts in both periods primarily reflect changes in the cash surrender value of our investment in corporate-owned life insurance.
Transaction Costs and Other.
Transaction costs and other were $0.3 million for the 2022 second quarter, compared to a benefit of $1.4 million for the 2021 second quarter, and an expense of $0.7 million for the six months ended June 30, 2022, compared to a benefit of $0.2 million for the 2021 period. Amounts in the 2022 and 2021 periods reflect acquisitions activity for the respective periods.
Amortization of Intangible Assets.
Amortization of intangible assets for the 2022 second quarter was $27.2 million, compared to $14.4 million for the 2021 second quarter, and $54.4 million for the six months ended June 30, 2022, compared to $28.8 million for the 2021 period. Amounts in 2022 and 2021 period primarily attributed to amortization of finite-lived intangible assets. The increase in amortization of intangible assets expense was a result of acquisitions closed during the 2021 period.
Interest Expense.
Interest expense was $32.8 million for the 2022 second quarter, compared to the $31.4 million for the 2021 second quarter, and $65.5 million for the six months ended June 30, 2022, consistent with $65.6 million for the 2021 period. Interest expense primarily reflects amounts related to our outstanding senior notes.
Net Realized Gains or Losses.
We recorded net realized losses of $266.6 million for the 2022 second quarter, which included $109.9 million of mark-to-market losses on equity securities, compared to net realized gains of $163.4 million for the 2021 second quarter, and net realized losses of $559.0 million for the six months ended June 30, 2022, compared to net realized gains of $264.7 million for the 2021 period. Currently, our portfolio is

ARCH CAPITAL	53	2022 SECOND QUARTER FORM 10-Q

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
Equity in Net Income or Losses of Investment Funds Accounted for Using the Equity Method.
We recorded $58.1 million of equity in net income related to investment funds accounted for using the equity method in the 2022 second quarter, compared to $122.2 million for the 2021 second quarter, and $94.4 million for the six months ended June 30, 2022, compared to $193.9 million for the 2021 period. Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Investment funds accounted for using the equity method totaled $3.5 billion at June 30, 2022, compared to $3.1 billion at December 31, 2021. See note 7, “Investment Information—Investments Accounted For Using the Equity Method,” to our consolidated financial statements for additional information.
Net Foreign Exchange Gains or Losses.
Net foreign exchange gains for the 2022 second quarter were $87.8 million, compared to net foreign exchange losses for the 2021 second quarter of $17.9 million. Net foreign exchange gains for the six months ended June 30, 2022 were $91.6 million, compared to net foreign exchange gains for the 2021 period of $3.6 million. Amounts in both periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income (loss) before income taxes, including income (loss) from operating affiliates, resulted in an expense of 5.2% for the 2022 second quarter, compared to 7.1% for the 2021 second quarter, and 5.3% for the six months ended June 30, 2022, compared to 7.5% for the 2021 period. Our effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
Income or Losses from Operating Affiliates.
Income from operating affiliates for 2022 second quarter was $4.6 million, compared to $24.5 million for the 2021 second quarter, and $29.2 million for the six months ended June 30, 2022, compared to $99.9 million for the 2021 period. Results for the 2021 period reflected a one-time gain of $74.5 million realized from our investment in Coface SA. See note 7, “Investment Information—Investments in Operating Affiliates,” to our consolidated financial statements for additional information.
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
FINANCIAL CONDITION

Investable Assets Held by Arch
At June 30, 2022, approximately $18.0 billion, or 68.1%, of total investable assets held by Arch were internally managed, compared to $18.5 billion, or 67.3%, at December 31, 2021. See note 7, “Investment Information” to our consolidated financial statements for additional information.

	June 30, 2022,	December 31, 2021

Average effective duration (in years)	2.94	2.70
Average S&P/Moody’s credit ratings (1)	AA-/Aa3	AA-/Aa3
(1)Average credit ratings on our investment portfolio on securities with ratings assigned by Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”).

ARCH CAPITAL	54	2022 SECOND QUARTER FORM 10-Q

The following table provides the credit quality distribution of our fixed maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
June 30, 2022
U.S. government and gov’t agencies (1)	$4,892,483	27.0
AAA	3,352,551	18.5
AA	2,064,313	11.4
A	3,464,240	19.1
BBB	3,114,961	17.2
BB	551,876	3.0
B	367,275	2.0
Lower than B	4,742	—
Not rated	298,039	1.6
Total	$18,110,480	100.0

December 31, 2021
U.S. government and gov’t agencies (1)	$5,063,191	27.5
AAA	3,783,386	20.5
AA	2,459,413	13.4
A	2,943,594	16.0
BBB	2,936,398	15.9
BB	501,588	2.7
B	371,747	2.0
Lower than B	43,756	0.2
Not rated	311,734	1.7
Total	$18,414,807	100.0
(1)Includes U.S. government-sponsored agency residential mortgage-backed securities and agency commercial mortgage-backed securities.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
June 30, 2022
0-10%	$12,462,902	$(621,590)	49.4
10-20%	3,933,567	(586,383)	46.6
20-30%	138,629	(44,066)	3.5
Greater than 30%	8,619	(5,292)	0.4
Total	$16,543,717	$(1,257,331)	100.0

December 31, 2021
0-10%	$12,231,146	$(166,867)	97.6
10-20%	16,884	(2,412)	1.4
20-30%	2,593	(759)	0.4
Greater than 30%	684	(916)	0.5
Total	$12,251,307	$(170,954)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at June 30, 2022, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
Bank of America Corporation	$449,059	A-/A2
JPMorgan Chase & Co.	321,238	A-/A2
Citigroup Inc.	307,423	BBB+/A3
Morgan Stanley	284,134	A-/A1
The Goldman Sachs Group, Inc.	254,836	BBB+/A2
Wells Fargo & Company	250,140	BBB+/A1
Blackstone Inc.	169,489	BBB/Baa3
UBS Group AG	133,298	A/Aa3
Athene Global Funding	113,452	A+/NA
Dai-ichi Life Holdings, Inc.	112,215	AA-/A1
Total	$2,395,284
(1)Average credit ratings as assigned by S&P and Moody’s, respectively.
The following table provides information on our structured securities, which includes residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
June 30, 2022
RMBS	$505,253	$152,348	$40,567	$698,168
CMBS	19,080	943,027	60,981	1,023,088
ABS	—	1,454,312	155,566	1,609,878
Total	$524,333	$2,549,687	$257,114	$3,331,134

December 31, 2021
RMBS	$268,229	$129,296	$10,952	$408,477
CMBS	22,198	926,302	97,984	1,046,484
ABS	—	2,543,907	152,551	2,696,458
Total	$290,427	$3,599,505	$261,487	$4,151,419
The following table summarizes our equity securities, which include investments in exchange traded funds:

	June 30, 2022	December 31, 2021
Equities (1)	$480,981	$883,722
Exchange traded funds
Fixed income (2)	276,392	455,467
Equity and other (3)	29,805	491,474
Total	$787,178	$1,830,663
(1)Primarily in consumer non-cyclical, technology, communications, consumer cyclical and financial at June 30, 2022.
(2)Primarily in corporate at June 30, 2022.
(3)Primarily in large cap stocks, foreign equities, technology, healthcare and industrials at June 30, 2022.

For details on our other investments and other investable assets, see note 7, “Investment Information—Other Investments” to our consolidated financial statements.

ARCH CAPITAL	55	2022 SECOND QUARTER FORM 10-Q

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
Reinsurance
The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses (“LAE”) with unaffiliated reinsurers were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Premiums written:
Direct	$2,124,594	$1,909,893	$4,255,903	$3,802,138
Assumed	1,745,133	1,376,398	3,414,599	2,881,359
Ceded	(1,185,088)	(886,767)	(2,351,723)	(1,775,516)
Net	$2,684,639	$2,399,524	$5,318,779	$4,907,981

Premiums earned:
Direct	$1,973,735	$1,795,899	$3,858,850	$3,508,824
Assumed	1,339,749	1,091,968	2,512,553	2,039,582
Ceded	(987,709)	(766,958)	(1,924,995)	(1,479,075)
Net	$2,325,775	$2,120,909	$4,446,408	$4,069,331

Losses and LAE:
Direct	$898,551	$1,046,579	$1,788,353	$2,032,512
Assumed	637,285	554,256	1,291,546	1,221,567
Ceded	(433,180)	(441,004)	(976,408)	(891,148)
Net	$1,102,656	$1,159,831	$2,103,491	$2,362,931
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
The following table summarizes the respective coverages and retentions at June 30, 2022:

Bellemeade Entities (Issue Date)	Initial Coverage at Issuance	Current Coverage	Remaining Retention, Net
2017-1 Ltd. (1)	$368,114	$61,328	$134,231
2018-1 Ltd. (2)	374,460	122,190	134,417
2018-3 Ltd. (3)	506,110	244,257	140,403
2019-1 Ltd. (4)	341,790	134,972	100,485
2019-2 Ltd. (5)	621,022	383,737	177,021
2019-3 Ltd. (6)	700,920	296,466	198,510
2019-4 Ltd. (7)	577,267	312,668	131,922
2020-2 Ltd. (8)	449,167	151,985	231,059
2020-3 Ltd. (9)	451,816	313,790	160,325
2020-4 Ltd. (10)	337,013	130,572	137,414
2021-1 Ltd. (11)	643,577	568,482	155,403
2021-2 Ltd. (12)	616,017	578,554	143,190
2021-3 Ltd. (13)	639,391	639,391	140,170
2022-1 Ltd. (14)	316,760	316,760	153,915
Total	$6,943,424	$4,255,152	$2,138,465
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

ARCH CAPITAL	56	2022 SECOND QUARTER FORM 10-Q

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
At June 30, 2022 and December 31, 2021, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	June 30, 2022	December 31, 2021
Insurance segment:
Case reserves	$2,151,564	$2,102,891
IBNR reserves	4,531,601	4,269,904
Total net reserves	6,683,165	6,372,795
Reinsurance segment:
Case reserves	1,730,929	1,733,571
Additional case reserves	400,013	426,531
IBNR reserves	2,851,212	2,656,527
Total net reserves	4,982,154	4,816,629
Mortgage segment:
Case reserves	576,874	741,897
IBNR reserves	265,783	226,604
Total net reserves	842,657	968,501
Total:
Case reserves	4,459,367	4,578,359
Additional case reserves	400,013	426,531
IBNR reserves	7,648,596	7,153,035
Total net reserves	$12,507,976	$12,157,925
At June 30, 2022 and December 31, 2021, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2022	December 31, 2021
Insurance segment:
Professional lines	$1,798,210	$1,673,615
Construction and national accounts	1,528,805	1,490,206
Programs	830,573	793,187
Excess and surplus casualty	712,247	657,307
Property, energy, marine and aviation	606,472	599,093
Travel, accident and health	119,726	96,051
Lenders products	41,249	58,351
Other	1,045,883	1,004,985
Total net reserves	$6,683,165	$6,372,795
At June 30, 2022 and December 31, 2021, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2022	December 31, 2021
Reinsurance segment:
Casualty	$2,199,745	$2,123,360
Other specialty	1,165,155	1,113,766
Property excluding property catastrophe	756,569	711,859
Property catastrophe	435,468	486,911
Marine and aviation	284,315	246,861
Other	140,902	133,872
Total net reserves	$4,982,154	$4,816,629

ARCH CAPITAL	57	2022 SECOND QUARTER FORM 10-Q

At June 30, 2022 and December 31, 2021, the mortgage segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2022	December 31, 2021
U.S. primary mortgage insurance (1)	$608,947	$710,708
U.S. credit risk transfer (CRT) and other	107,861	112,549
International mortgage insurance/ reinsurance	125,849	145,244
Total net reserves	$842,657	$968,501
(1)    At June 30, 2022, 33.7% of total net reserves represents policy years 2012 and prior and the remainder from later policy years. At December 31, 2021, 27.9% of total net reserves represent policy years 2012 and prior and the remainder from later policy years.
Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at June 30, 2022 and December 31, 2021:

(U.S. Dollars in millions)	June 30, 2022		December 31, 2021
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$291,952	59.8	$280,945	61.0
U.S. credit risk transfer (CRT) and other (2)	129,203	26.5	110,018	23.9
International mortgage insurance/reinsurance (3)	67,082	13.7	69,655	15.1
Total	$488,237	100.0	$460,618	100.0

Risk In Force (RIF) (4):
U.S. primary mortgage insurance	$74,258	85.0	$70,619	84.3
U.S. credit risk transfer (CRT) and other (2)	6,037	6.9	5,120	6.1
International mortgage insurance/reinsurance (3)	7,103	8.1	7,983	9.5
Total	$87,398	100.0	$83,722	100.0
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
The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at June 30, 2022:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2012 and prior	$10,972	3.8	$2,620	3.5	8.15%
2013	3,446	1.2	927	1.2	2.19%
2014	4,129	1.4	1,135	1.5	2.74%
2015	7,167	2.5	1,930	2.6	2.12%
2016	11,866	4.1	3,179	4.3	2.52%
2017	10,745	3.7	2,842	3.8	3.28%
2018	11,494	3.9	2,926	3.9	4.04%
2019	21,384	7.3	5,382	7.2	2.31%
2020	73,516	25.2	18,332	24.7	0.84%
2021	94,557	32.4	23,852	32.1	0.08%
2022	42,676	14.6	11,133	15.0	0.50%
Total	$291,952	100.0	$74,258	100.0	1.77%
(1)Represents the ending percentage of loans in default.
The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2021:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2012 and prior	$13,030	4.6	$2,960	4.2	8.48%
2013	4,206	1.5	1,148	1.6	2.63%
2014	4,822	1.7	1,328	1.9	3.14%
2015	8,703	3.1	2,340	3.3	2.67%
2016	14,344	5.1	3,841	5.4	3.29%
2017	13,128	4.7	3,436	4.9	4.09%
2018	14,046	5.0	3,562	5.0	5.28%
2019	25,841	9.2	6,467	9.2	3.13%
2020	82,502	29.4	20,341	28.8	0.97%
2021	100,323	35.7	25,196	35.7	0.29%
Total	$280,945	100.0	$70,619	100.0	2.36%
(1)Represents the ending percentage of loans in default.

ARCH CAPITAL	58	2022 SECOND QUARTER FORM 10-Q

The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at June 30, 2022 and December 31, 2021:

(U.S. Dollars in millions)	June 30, 2022		December 31, 2021
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$45,612	61.4	$42,451	60.1
680-739	24,409	32.9	23,646	33.5
620-679	3,942	5.3	4,196	5.9
<620	295	0.4	326	0.5
Total	$74,258	100.0	$70,619	100.0
Weighted average FICO score	747		746

Loan-to-value (LTV):
95.01% and above	$7,400	10.0	$7,538	10.7
90.01% to 95.00%	41,951	56.5	38,829	55.0
85.01% to 90.00%	20,718	27.9	20,006	28.3
85.00% and below	4,189	5.6	4,246	6.0
Total	$74,258	100.0	$70,619	100.0
Weighted average LTV	92.8%		92.8%

Total RIF, net of external reinsurance	$56,529		$54,574

(U.S. Dollars in millions)	June 30, 2022		December 31, 2021
	Amount	%	Amount	%
Total RIF by State:
California	$6,077	8.2	$5,559	7.9
Texas	5,971	8.0	5,594	7.9
Florida	3,301	4.4	3,303	4.7
Georgia	3,109	4.2	2,902	4.1
North Carolina	3,075	4.1	2,921	4.1
Illinois	3,054	4.1	2,933	4.2
Minnesota	2,980	4.0	2,916	4.1
Massachusetts	2,684	3.6	2,537	3.6
Virginia	2,634	3.5	2,446	3.5
Michigan	2,558	3.4	2,492	3.5
Other	38,815	52.3	37,016	52.4
Total	$74,258	100.0	$70,619	100.0
The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics:

(U.S. Dollars in thousands, except policy, loan and claim count)	Six Months Ended
	June 30,
	2022	2021
Roll-forward of insured loans in default:
Beginning delinquent number of loans	27,645	52,234
New notices	16,813	18,415
Cures	(23,393)	(32,924)
Paid claims	(373)	(406)
Ending delinquent number of loans (1)	20,692	37,319

Ending number of policies in force (1)	1,168,147	1,199,918

Delinquency rate (1)	1.77%	3.11%

Losses:
Number of claims paid	373	406
Total paid claims	$11,642	$15,297
Average per claim	$31.2	$37.7
Severity (2)	75.2%	81.0%
Average case reserve per default (in thousands) (1)	$30.3	$19.5
(1)Includes first lien primary and pool policies.
(2)Represents total paid claims divided by RIF of loans for which claims were paid.
The risk to capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 7.8 to 1 at June 30, 2022, compared to 8 to 1 at December 31, 2021.
Shareholders’ Equity and Book Value per Share
The following table presents the calculation of book value per share:

(U.S. dollars in thousands, except share data)	June 30, 2022	December 31, 2021
Total shareholders’ equity available to Arch	$12,417,566	$13,545,896
Less preferred shareholders’ equity	830,000	830,000
Common shareholders’ equity available to Arch	$11,587,566	$12,715,896
Common shares and common share equivalents outstanding, net of treasury shares (1)	369,346,815	378,923,894
Book value per share	$31.37	$33.56
(1)Excludes the effects of 15,922,638 and 17,083,160 stock options and 564,448 and 729,636 restricted stock units outstanding at June 30, 2022 and December 31, 2021, respectively.

ARCH CAPITAL	59	2022 SECOND QUARTER FORM 10-Q

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
For the six months ended June 30, 2022, Arch Capital received dividends of $689.9 million from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda based reinsurer and insurer which can pay approximately $3.1 billion to Arch Capital during the remainder of 2022 without providing an affidavit to the Bermuda Monetary Authority.
We expect that our liquidity needs, including our anticipated (re)insurance obligations and operating and capital expenditure needs, for the next twelve months, will be met by funds generated from underwriting activities and investment income, as well as by our balance of cash, short-term investments, proceeds on the sale or maturity of our investments, and our credit facilities. On April 7, 2022 Arch Capital and certain of its subsidiaries amended the existing credit agreement. For details on our credit agreement, see note 10, “Commitments and Contingencies” to our consolidated financial statements.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities.

	Six Months Ended
	June 30,
	2022	2021
Total cash provided by (used for):
Operating activities	$1,453,968	$1,565,718
Investing activities	(815,602)	(1,174,033)
Financing activities	(682,116)	8,352
Effects of exchange rate changes on foreign currency cash	(42,790)	(9,868)
Increase (decrease) in cash and restricted cash	$(86,540)	$390,169
•Cash provided by operating activities for the six months ended June 30, 2022 primarily reflected a higher level of expenses paid and higher premiums ceded to Somers than in the 2021 period.
•Cash used for investing activities for the six months ended June 30, 2022 was lower than in the 2021 period. Activity for the 2021 period reflected our $546.3 million purchase of 29.5% interest in Coface.
•Cash used for financing activities for the six months ended June 30, 2022 reflected $575.7 million of repurchases under our share repurchase program. Activity for the 2021 period, reflected $485.3 million of repurchases under our share repurchase program and $485.8 million issuance of preferred shares.
CAPITAL RESOURCES

The following table provides an analysis of our capital structure:

(U.S. dollars in thousands, except share data)	June 30, 2022	Dec 31, 2021
Senior notes	$2,724,896	$2,724,394

Shareholders’ equity available to Arch:
Series F non-cumulative preferred shares	330,000	330,000
Series G non-cumulative preferred shares	500,000	500,000
Common shareholders’ equity	11,587,566	12,715,896
Total	$12,417,566	$13,545,896

Total capital available to Arch	$15,142,462	$16,270,290

Debt to total capital (%)	18.0	16.7
Preferred to total capital (%)	5.5	5.1
Debt and preferred to total capital (%)	23.5	21.8
Arch MI U.S. is required to maintain compliance with the GSEs requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements as of June 30, 2022 with an estimated PMIER sufficiency ratio of 219%, compared to 197% at December 31, 2021.
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

ARCH CAPITAL	60	2022 SECOND QUARTER FORM 10-Q

GUARANTOR INFORMATION

The below table provides a description of our senior notes payable at June 30, 2022:

	Interest	Principal	Carrying
Issuer/Due	(Fixed)	Amount	Amount
Arch Capital:
May 1, 2034	7.350%	$300,000	$297,552
June 30, 2050	3.635%	1,000,000	988,833
Arch-U.S.:
Nov. 1, 2043 (1)	5.144%	500,000	495,125
Arch Finance:
Dec. 15, 2026 (1)	4.011%	500,000	497,851
Dec. 15, 2046 (1)	5.031%	450,000	445,535
Total		$2,750,000	$2,724,896
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
The following tables present condensed financial information for Arch Capital (parent guarantor) and Arch-U.S. (subsidiary issuer):

	June 30, 2022
	Arch Capital	Arch-U.S.
Assets
Total investments	$14,864	$146,590
Cash	29,358	9,725
Investment in operating affiliates	5,867	—
Due from subsidiaries and affiliates	41	15
Other assets	7,674	29,119
Total assets	$57,804	$185,449

Liabilities
Senior notes	1,286,385	495,125
Due to subsidiaries and affiliates	—	501,816
Other liabilities	17,122	36,757
Total liabilities	$1,303,507	$1,033,698

Non-cumulative preferred shares	$830,000	—

	December 31, 2021
	Arch Capital	Arch-U.S.
Assets
Total investments	$2,038	$137,124
Cash	16,317	18,392
Investment in operating affiliates	6,877	—
Due from subsidiaries and affiliates	—	26,000
Other assets	9,615	37,040
Total assets	$34,847	$218,556

Liabilities
Senior notes	1,286,208	495,063
Due to subsidiaries and affiliates	—	521,839
Other liabilities	24,767	47,410
Total liabilities	$1,310,975	$1,064,312

Non-cumulative preferred shares	$830,000	—

	June 30, 2022
Six Months Ended	Arch Capital	Arch-U.S.

Revenues
Net investment income	$744	$154
Net realized gains (losses)	—	(338)
Equity in net income (loss) of investments accounted for using the equity method	—	5,651
Total revenues	744	5,467

Expenses
Corporate expenses	52,542	8,838
Interest expense	29,377	23,572
Total expenses	81,919	32,410

Income (loss) before income taxes and income (loss) from operating affiliates	(81,175)	(26,943)
Income tax (expense) benefit	—	5,453
Income (loss) from operating affiliates	(551)	—
Net income available to Arch	(81,726)	(21,490)
Preferred dividends	(20,368)	—
Net income (loss) available to Arch common shareholders	$(102,094)	$(21,490)

ARCH CAPITAL	61	2022 SECOND QUARTER FORM 10-Q

	December 31, 2021
Year Ended	Arch Capital	Arch-U.S.

Revenues
Net investment income	1,524	11,596
Net realized gains (losses)	—	72,437
Equity in net income (loss) of investments accounted for using the equity method	—	18,149
Total revenues	1,524	102,182

Expenses
Corporate expenses	71,818	5,875
Interest expense	58,741	47,292
Net foreign exchange (gains) losses	7	—
Total expenses	130,566	53,167

Income (loss) before income taxes and income (loss) from operating affiliates	(129,042)	49,015
Income tax (expense) benefit	—	(12,513)
Income (loss) from operating affiliates	(590)	—
Net income available to Arch	(129,632)	36,502
Preferred dividends	(48,343)	—
Loss on redemption of preferred shares	(15,101)	—
Net income (loss) available to Arch common shareholders	$(193,076)	$36,502
SHARE REPURCHASE PROGRAM

The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. For the six months ended June 30, 2022, Arch Capital repurchased 12.7 million shares under the share repurchase program with an aggregate purchase price of $575.7 million. Since the inception of the share repurchase program through June 30, 2022, Arch Capital has repurchased 433.3 million common shares for an aggregate purchase price of $5.86 billion. At June 30, 2022, approximately $606.6 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.
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
Based on in-force exposure estimated as of July 1, 2022, our modeled peak zone catastrophe exposure was a windstorm affecting the Florida Tri-County, with a net probable maximum pre-tax loss of $888 million, followed by windstorms affecting the Gulf of Mexico and the Northeastern U.S. regions with net probable maximum pre-tax losses of $732 and $720 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes. As of July 1, 2022, our modeled peak zone earthquake exposure (San Francisco earthquake) represented approximately 69% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (UK windstorm) was substantially less than both our peak zone windstorm and earthquake exposures.
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

ARCH CAPITAL	62	2022 SECOND QUARTER FORM 10-Q

exposure estimated as of July 1, 2022, our modeled RDS loss was approximately 9% of tangible shareholders’ equity available to Arch.
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
MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of June 30, 2022. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks.
An analysis of material changes in market risk exposures at June 30, 2022 that affect the quantitative and qualitative disclosures presented in our 2021 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:
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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	—	+50	+100
June 30, 2022
Total fair value	$25.50	$25.10	$24.73	$24.36	$24.01
Change from base	3.1%	1.5%		(1.5)%	(2.9)%
Change in unrealized value	$0.77	$0.37		$(0.37)	$(0.72)

December 31, 2021
Total fair value	$25.79	$25.44	$25.21	$24.75	$24.43
Change from base	2.3%	0.9%		(1.8)%	(3.1)%
Change in unrealized value	$0.58	$0.23		$(0.45)	$(0.78)
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

ARCH CAPITAL	63	2022 SECOND QUARTER FORM 10-Q

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Credit Spread Shift in Percentage Points
	-100	-50	—	+50	+100
June 30, 2022
Total fair value	$25.86	$25.29	$24.73	$24.17	$23.60
Change from base	4.6%	2.3%		(2.3)%	(4.6)%
Change in unrealized value	$1.13	$0.56		$(0.56)	$(1.13)

December 31, 2021
Total fair value	$26.17	$25.69	$25.21	$24.72	$24.24
Change from base	3.8%	1.9%		(1.9)%	(3.8)%
Change in unrealized value	$0.97	$0.48		$(0.48)	$(0.97)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR measures the worst expected loss under normal market conditions over a specific time interval at a given confidence level. The 1-year 95th percentile parametric VaR reported herein estimates that 95% of the time, the portfolio loss in a one-year horizon would be less than or equal to the calculated number, stated as a percentage of the measured portfolio’s initial value. The VaR is a variance-covariance based estimate, based on linear sensitivities of a portfolio to a broad set of systematic market risk factors and idiosyncratic risk factors mapped to the portfolio exposures. The relationships between the risk factors are estimated using historical data, and the most recent data points are generally given more weight. As of June 30, 2022, our portfolio’s VaR was estimated to be 7.0% compared to an estimated 4.8% at December 31, 2021. In periods where the volatility of the risk factors mapped to our portfolio’s exposures is higher due to market conditions, the resulting VaR is higher than in other periods.
Equity Securities. At June 30, 2022 and December 31, 2021, the fair value of our investments in equity securities and certain investments accounted for using the equity method with underlying equity strategies totaled $0.9 billion and $1.4 billion, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $85.1 million and $137.5 million at June 30, 2022 and December 31, 2021, respectively, and would have decreased book value per share by approximately $0.23 and $0.36, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $85.1 million and $137.5 million at June 30, 2022 and December 31, 2021, respectively, and would have increased book value per share by approximately $0.23 and $0.36, respectively.
Investment-Related Derivatives. At June 30, 2022, the notional value of all derivative instruments (excluding foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $6.5 billion, compared to $6.4 billion at December 31, 2021. If the underlying exposure of each investment-related derivative held at June 30, 2022 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $65.4 million, and a decrease in book value per share of approximately $0.18 per share, compared to $63.8 million and $0.17 per share, respectively, on investment-related derivatives held at December 31, 2021. If the underlying exposure of each investment-related derivative held at June 30, 2022 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $65.4 million, and an increase in book value per share of approximately $0.18 per share, compared to $63.8 million and $0.17 per share, respectively, on investment-related derivatives held at December 31, 2021. See note 9, “Derivative Instruments,” to our consolidated financial statements for additional disclosures concerning derivatives.
For further discussion on investment activity, please refer to “Financial Condition—Investable Assets.”

ARCH CAPITAL	64	2022 SECOND QUARTER FORM 10-Q

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
The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	June 30, 2022	December 31, 2021
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(1,108,727)	$(825,371)
Shareholders’ equity denominated in foreign currencies (1)	1,037,758	1,095,706
Net foreign currency forward contracts outstanding (2)	74,250	15,151
Net exposures denominated in foreign currencies	$3,281	$285,486

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(328)	$(28,549)
Book value per share	$—	$(0.08)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$328	$28,549
Book value per share	$—	$0.08
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
Effects of Inflation
General economic inflation has increased in recent quarters and may continue to remain at elevated levels for an extended period of time. The potential also exists, after a catastrophe loss or pandemic events like COVID-19, for the development of inflationary pressures in a local economy. This may have a material effect on the adequacy of our reserve for losses and loss adjustment expenses, especially in longer-tailed lines of business, and on the market value of our investment portfolio through rising interest rates. The anticipated effects of inflation are considered in our pricing models, reserving processes and exposure management, across all lines of business and types of loss including natural catastrophe events. The actual effects of inflation on our results cannot be accurately known until claims are ultimately settled and will ultimately vary by the specific type of inflation affecting each line of business.
OTHER FINANCIAL INFORMATION

The consolidated financial statements as of June 30, 2022 have been reviewed by PricewaterhouseCoopers LLP, the registrant's independent public accountants, whose report is included as an exhibit to this filing. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information appearing above under the subheading “Market Sensitive Instruments and Risk Management” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which information is hereby incorporated by reference.

ARCH CAPITAL	65	2022 SECOND QUARTER FORM 10-Q

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
Changes in Internal Controls Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of June 30, 2022, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ARCH CAPITAL	66	2022 SECOND QUARTER FORM 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Repurchases of Equity Securities
The following table summarizes our purchases of common shares for the 2022 second quarter:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs ($000’s) (2)
4/1/2022-4/30/2022	130,557	$46.56	114,079	$921,969
5/1/2022-5/31//2022	4,537,120	45.81	4,492,435	$716,186
6/1/2022-6/30/2022	2,488,688	44.14	2,483,933	$606,558
Total	7,156,365	$45.24	7,090,447
(1)This column represents open market share repurchases, including an aggregate of 16,478, 44,685, and 4,755 shares repurchased by Arch Capital during April, May and June, respectively, other than through publicly announced plans or programs. We repurchased these shares from employees in order to facilitate the payment of withholding taxes on restricted shares granted and the exercise of stock appreciation rights, in each case at their fair value as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.
(2)This column represents the remaining approximate dollar amount available at the end of each applicable period under Arch Capital’s $1.5 billion share repurchase authorization from October 8, 2021. Repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

In accordance with Section 10a(i)(2) of the Securities and Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2022 second quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, which consisted of tax consulting services, tax compliance services and other accounting consulting services.

ARCH CAPITAL	67	2022 SECOND QUARTER FORM 10-Q

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.1	Arch Capital Group Ltd. 2022 Long-Term Incentive and Share Award Plan	8-K	10.1	May 4, 2022
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ARCH CAPITAL	68	2022 SECOND QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Marc Grandisson
Date: August 3, 2022	Marc Grandisson
Chief Executive Officer (Principal Executive Officer)

/s/ François Morin
Date: August 3, 2022	François Morin
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer

ARCH CAPITAL	69	2022 SECOND QUARTER FORM 10-Q