Form 10-Q
period 2022-09-30
ARCH CAPITAL GROUP LTD.
filed 2022-11-03
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16209

ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda				98-0374481
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road,	Pembroke	HM 08,	Bermuda	(441)	278-9250
(Address of principal executive offices)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common shares, $0.0011 par value per share	ACGL	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 5.45% Series F preferred share	ACGLO	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 4.55% Series G preferred share	ACGLN	NASDAQ	Stock Market
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of October 31, 2022, there were 369,873,027 common shares, $0.0011 par value per share, of the registrant outstanding.

ARCH CAPITAL GROUP LTD.

ARCH CAPITAL	1	2022 THIRD QUARTER FORM 10-Q

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
•the effect of climate change on our business;
•the effect of contagious disease (including COVID-19) on our business;
•acts of terrorism, political unrest and other hostilities or other unforecasted and unpredictable events;

ARCH CAPITAL	2	2022 THIRD QUARTER FORM 10-Q

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

ARCH CAPITAL	3	2022 THIRD QUARTER FORM 10-Q

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCH CAPITAL	4	2022 THIRD QUARTER FORM 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arch Capital Group Ltd.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of September 30, 2022, and the related consolidated statements of income, comprehensive income, and changes in shareholders’ equity for the three-month and nine-month periods ended September 30, 2022 and 2021, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2022 and 2021, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
November 3, 2022

ARCH CAPITAL	5	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	(Unaudited)
	September 30, 2022	December 31, 2021
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $19,913,055 and $17,973,823; net of allowance for credit losses: $45,993 and $2,883)	$18,120,727	$17,998,109
Short-term investments available for sale, at fair value (amortized cost: $1,941,071 and $1,734,738; net of allowance for credit losses: $0 and $0)	1,940,857	1,734,716
Equity securities, at fair value	809,869	1,804,170
Other investments, at fair value	1,578,751	1,973,550
Investments accounted for using the equity method	3,565,946	3,077,611
Total investments	26,016,150	26,588,156

Cash	813,583	858,668
Accrued investment income	116,263	85,453
Investment in operating affiliates	891,212	1,135,655
Premiums receivable (net of allowance for credit losses: $38,229 and $39,958)	3,579,380	2,633,280
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (net of allowance for credit losses: $17,366 and $13,230)	6,356,456	5,880,735
Contractholder receivables (net of allowance for credit losses: $2,360 and $3,437)	1,735,730	1,828,691
Ceded unearned premiums	2,115,539	1,729,455
Deferred acquisition costs	1,122,711	901,841
Receivable for securities sold	27,042	60,179
Goodwill and intangible assets	806,655	944,983
Other assets	2,756,383	2,453,849
Total assets	$46,337,104	$45,100,945

Liabilities
Reserve for losses and loss adjustment expenses	$19,288,291	$17,757,156
Unearned premiums	7,271,279	6,011,942
Reinsurance balances payable	1,669,592	1,583,253
Contractholder payables	1,738,089	1,832,127
Collateral held for insured obligations	254,720	242,352
Senior notes	2,725,153	2,724,394
Payable for securities purchased	174,769	64,850
Other liabilities	1,411,193	1,329,742
Total liabilities	34,533,086	31,545,816

Commitments and Contingencies
Redeemable noncontrolling interests	8,908	9,233

Shareholders' Equity
Non-cumulative preferred shares	830,000	830,000
Common shares ($0.0011 par, shares issued: 587,134,047 and 583,289,850)	652	648
Additional paid-in capital	2,186,599	2,085,075
Retained earnings	15,042,561	14,455,868
Accumulated other comprehensive income (loss), net of deferred income tax	(1,891,827)	(64,600)
Common shares held in treasury, at cost (shares: 217,812,057 and 204,365,956)	(4,372,875)	(3,761,095)
Total shareholders' equity available to Arch	11,795,110	13,545,896
Total liabilities, noncontrolling interests and shareholders' equity	$46,337,104	$45,100,945
See Notes to Consolidated Financial Statements

ARCH CAPITAL	6	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Net premiums earned	$2,470,750	$1,929,337	6,917,158	5,998,668
Net investment income	128,640	88,195	315,468	298,664
Net realized gains (losses)	(183,673)	(25,040)	(742,666)	320,328
Other underwriting income	3,077	7,274	11,944	18,913
Equity in net income (loss) of investment funds accounted for using the equity method	(18,861)	105,398	75,505	299,270
Other income (loss)	(13,684)	(3,960)	(34,486)	1,151
Total revenues	2,386,249	2,101,204	6,542,923	6,936,994

Expenses
Losses and loss adjustment expenses	1,682,696	1,226,019	3,786,187	3,588,950
Acquisition expenses	447,587	306,015	1,239,065	945,639
Other operating expenses	274,747	230,832	842,082	736,808
Corporate expenses	17,710	19,672	77,662	61,007
Amortization of intangible assets	26,104	20,135	80,478	49,823
Interest expense	33,063	33,176	98,566	107,222
Net foreign exchange (gains) losses	(90,509)	(36,078)	(182,129)	(38,366)
Total expenses	2,391,398	1,799,771	5,941,911	5,451,083

Income (loss) before income taxes and income (loss) from operating affiliates	(5,149)	301,433	601,012	1,485,911
Income tax (expense) benefit	14,900	(4,137)	(19,042)	(94,176)
Income (loss) from operating affiliates	8,507	124,119	37,665	224,052
Net income (loss)	$18,258	$421,415	$619,635	$1,615,787
Net (income) loss attributable to noncontrolling interests	(1,157)	(1,473)	(2,390)	(82,203)
Net income (loss) available to Arch	17,101	419,942	617,245	1,533,584
Preferred dividends	(10,184)	(16,090)	(30,552)	(38,159)
Loss on redemption of preferred shares	—	(15,101)	—	(15,101)
Net income (loss) available to Arch common shareholders	$6,917	$388,751	$586,693	$1,480,324

Net income per common share and common share equivalent
Basic	$0.02	$1.00	$1.59	$3.74
Diluted	$0.02	$0.98	$1.55	$3.66

Weighted average common shares and common share equivalents outstanding
Basic	365,190,527	389,274,220	369,525,348	395,899,591
Diluted	373,727,277	397,903,347	378,373,180	404,260,485

See Notes to Consolidated Financial Statements

ARCH CAPITAL	7	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Comprehensive Income
Net income (loss)	$18,258	$421,415	$619,635	$1,615,787
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	(609,759)	(95,923)	(1,892,119)	(279,102)
Reclassification of net realized (gains) losses, included in net income (loss)	46,585	(62,654)	206,573	(120,504)
Foreign currency translation adjustments	(70,388)	(31,710)	(141,681)	(54,089)
Comprehensive income (loss)	(615,304)	231,128	(1,207,592)	1,162,092
Net (income) loss attributable to noncontrolling interests	(1,157)	(1,473)	(2,390)	(82,203)
Other comprehensive (income) loss attributable to noncontrolling interests	—	9,423	—	13,983
Comprehensive income (loss) available to Arch	$(616,461)	$239,078	$(1,209,982)	$1,093,872

See Notes to Consolidated Financial Statements

ARCH CAPITAL	8	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Non-cumulative preferred shares
Balance at beginning of period	$830,000	$1,280,000	$830,000	$780,000
Preferred shares issued	—	—	—	500,000
Preferred shares redeemed	—	(450,000)	—	(450,000)
Balance at beginning and end of period	$830,000	$830,000	$830,000	$830,000

Common shares
Balance at beginning of period	652	647	648	643
Common shares issued, net	—	1	4	5
Balance at end of period	652	648	652	648

Additional paid-in capital
Balance at beginning of period	2,170,661	2,028,919	2,085,075	1,977,794
Amortization of share-based compensation	13,518	14,216	80,023	71,279
Issue costs on preferred shares	—	—	—	(14,179)
Reversal of issue costs on preferred shares redeemed	—	15,101	—	15,101
Other changes	2,420	3,670	21,501	11,911
Balance at end of period	2,186,599	2,061,906	2,186,599	2,061,906

Retained earnings
Balance at beginning of period	15,035,644	13,454,036	14,455,868	12,362,463
Net income (loss)	18,258	421,415	619,635	1,615,787
Net (income) loss attributable to noncontrolling interests	(1,157)	(1,473)	(2,390)	(82,203)
Preferred share dividends	(10,184)	(16,090)	(30,552)	(38,159)
Loss on redemption of preferred shares	—	(15,101)	—	(15,101)
Balance at end of period	15,042,561	13,842,787	15,042,561	13,842,787

Accumulated other comprehensive income (loss), net of deferred income tax
Balance at beginning of period	(1,258,265)	230,048	(64,600)	488,895
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of period	(1,108,886)	264,702	13,486	501,295
Unrealized holding gains (losses) during period, net of reclassification adjustment	(563,174)	(158,577)	(1,685,546)	(399,606)
Unrealized holding gains (losses) during period attributable to noncontrolling interests	—	10,752	—	15,188
Balance at end of period	(1,672,060)	116,877	(1,672,060)	116,877
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of period	(149,379)	(34,654)	(78,086)	(12,400)
Foreign currency translation adjustments	(70,388)	(31,710)	(141,681)	(54,089)
Foreign currency translation adjustments attributable to noncontrolling interests	—	(1,329)	—	(1,204)
Balance at end of period	(219,767)	(67,693)	(219,767)	(67,693)
Balance at end of period	(1,891,827)	49,184	(1,891,827)	49,184

Common shares held in treasury, at cost
Balance at beginning of period	(4,361,126)	(3,007,578)	(3,761,095)	(2,503,909)
Shares repurchased for treasury	(11,749)	(389,421)	(611,780)	(893,090)
Balance at end of period	(4,372,875)	(3,396,999)	(4,372,875)	(3,396,999)

Total shareholders’ equity	$11,795,110	$13,387,526	$11,795,110	$13,387,526
See Notes to Consolidated Financial Statements

ARCH CAPITAL	9	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2022	2021
Operating Activities
Net income (loss)	$619,635	$1,615,787
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized (gains) losses	742,680	(367,313)
Equity in net (income) or loss of investment funds accounted for using the equity method and other income or loss	106,405	(372,650)
Amortization of intangible assets	80,478	49,823
Share-based compensation	80,029	72,303
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	1,553,084	1,548,211
Unearned premiums, net of ceded unearned premiums	1,125,395	985,242
Premiums receivable	(1,095,741)	(847,098)
Deferred acquisition costs	(242,377)	(247,966)
Reinsurance balances payable	128,418	618,571
Other items, net	(264,289)	(427,359)
Net cash provided by operating activities	2,833,717	2,627,551
Investing Activities
Purchases of fixed maturity investments	(13,065,302)	(29,870,023)
Purchases of equity securities	(786,733)	(978,951)
Purchases of other investments	(1,270,099)	(1,350,056)
Proceeds from sales of fixed maturity investments	9,990,418	30,067,792
Proceeds from sales of equity securities	1,539,808	695,633
Proceeds from sales, redemptions and maturities of other investments	1,075,679	1,487,919
Proceeds from redemptions and maturities of fixed maturity investments	577,864	1,234,412
Net settlements of derivative instruments	(106,347)	(67,830)
Net (purchases) sales of short-term investments	(151,980)	(1,172,798)
Purchase of operating affiliate	—	(753,916)
Impact of the deconsolidation of the variable interest entity	—	(349,202)
Purchases of fixed assets	(38,383)	(34,407)
Other	128,354	(361,857)
Net cash used for investing activities	(2,106,721)	(1,453,284)
Financing Activities
Proceeds from issuance of preferred shares, net	—	485,821
Redemption of preferred shares	—	(450,000)
Purchases of common shares under share repurchase program	(585,823)	(872,197)
Proceeds from common shares issued, net	(2,863)	281
Third party investment in non-redeemable noncontrolling interests	—	15,971
Dividends paid to redeemable noncontrolling interests	—	(1,907)
Other	(84,639)	(21,752)
Preferred dividends paid	(30,552)	(38,096)
Net cash used for financing activities	(703,877)	(881,879)

Effects of exchange rate changes on foreign currency cash and restricted cash	(79,566)	(34,023)

Increase (decrease) in cash and restricted cash	(56,447)	258,365
Cash and restricted cash, beginning of year	1,314,771	1,290,544
Cash and restricted cash, end of period	$1,258,324	$1,548,909

See Notes to Consolidated Financial Statements

ARCH CAPITAL	10	2022 THIRD QUARTER FORM 10-Q

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
Recent Accounting Pronouncements
Inflation Reduction Act of 2022
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which among other things implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The effective date of these provisions is January 1, 2023. Based on its current analysis of the provisions, the Company does not expect that this legislation will have a material effect on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Adopted
For information regarding additional accounting standards that the Company has not yet adopted, see note 3(s), “Significant Accounting Policies—Recent Accounting Pronouncements,” of the notes to consolidated financial statements in the Company’s 2021 Form 10-K.
2.    Share Transactions

Share Repurchases
The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program, Arch Capital has repurchased 433.6 million common shares for an aggregate purchase price of $5.87 billion. For the nine months ended September 30, 2022, Arch Capital repurchased 12.9 million shares under the share repurchase program with an aggregate purchase price of $585.8 million. At September 30, 2022, $596.4 million of share repurchases were available under the program, which may be effected from time to time in open market or privately negotiated transactions. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

ARCH CAPITAL	11	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The 2022 Long-Term Incentive and Share Award Plan (the“2022 Plan”)
The 2022 Plan became effective as of May 4, 2022 following approval by shareholders of the Company. The 2022 Plan provides for the issuance of stock options, stock appreciation rights, restricted shares, restricted share units payable in common shares or cash, dividend equivalents, performance shares and performance units and other share-based awards to Arch Capital’s eligible employees and directors. The number of common shares reserved for grants under the 2022 Plan, subject to anti-dilution adjustments in the event of certain changes in Arch Capital’s capital structure, is 9,000,000; provided, that no more than 6,000,000 common shares may be issued as incentive stock options under Section 422 of the Code. The 2022 Plan will terminate as to future awards on February 25, 2032. At September 30, 2022, 9,000,000 shares are available for future issuance.
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
The net proceeds from the Series G Preferred Shares offering of approximately $485.8 million were used to redeem the Company’s issued and outstanding 5.25% Series E Non-Cumulative Preferred Shares in September 2021. The preferred shares were redeemed at a redemption price equal to $25 per depositary share, plus all declared and unpaid dividends to (but excluding) the redemption date. In accordance with GAAP, following the redemption, original issuance costs related to such shares have been removed from additional paid-in capital and recorded as a “loss on redemption of preferred shares.” Such adjustment had no impact on total shareholders’ equity or cash flows.

ARCH CAPITAL	12	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$18,258	$421,415	$619,635	$1,615,787
Amounts attributable to noncontrolling interests	(1,157)	(1,473)	(2,390)	(82,203)
Net income (loss) available to Arch	17,101	419,942	617,245	1,533,584
Preferred dividends	(10,184)	(16,090)	(30,552)	(38,159)
Loss on redemption of preferred shares	—	(15,101)	—	(15,101)
Net income (loss) available to Arch common shareholders	$6,917	$388,751	$586,693	$1,480,324

Denominator:
Weighted average common shares and common share equivalents outstanding — basic	365,190,527	389,274,220	369,525,348	395,899,591
Effect of dilutive common share equivalents:
Nonvested restricted shares	2,351,039	2,131,915	2,171,158	1,877,930
Stock options (1)	6,185,711	6,497,212	6,676,674	6,482,964
Weighted average common shares and common share equivalents outstanding — diluted	373,727,277	397,903,347	378,373,180	404,260,485

Earnings per common share:
Basic	$0.02	$1.00	$1.59	$3.74
Diluted	$0.02	$0.98	$1.55	$3.66
(1)    Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2022 third quarter and 2021 third quarter, the number of stock options excluded were 774,481 and 1,948,006, respectively. For the nine months ended September 30, 2022 and 2021, the number of stock options excluded were 785,682 and 2,397,507, respectively.

ARCH CAPITAL	13	2022 THIRD QUARTER FORM 10-Q

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
The Company’s insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company’s chief operating decision makers, the Chief Executive Officer of Arch Capital, the Chief Financial Officer and Treasurer of Arch Capital and the President and Chief Underwriting Officer of Arch Capital. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for its three underwriting segments based on underwriting income or loss. The Company does not manage its assets by underwriting segment, with the exception of goodwill and intangible assets, and accordingly, investment income is not allocated to each underwriting segment.
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

ARCH CAPITAL	14	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders:

	Three Months Ended
	September 30, 2022
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$1,862,026	$1,639,061	$362,409	$3,860,683	$—	$3,860,683
Premiums ceded	(493,267)	(560,225)	(86,230)	(1,136,909)	—	(1,136,909)
Net premiums written	1,368,759	1,078,836	276,179	2,723,774	—	2,723,774
Change in unearned premiums	(181,851)	(77,062)	5,889	(253,024)	—	(253,024)
Net premiums earned	1,186,908	1,001,774	282,068	2,470,750	—	2,470,750
Other underwriting income (loss)	—	452	2,625	3,077	—	3,077
Losses and loss adjustment expenses	(822,663)	(927,911)	67,878	(1,682,696)	—	(1,682,696)
Acquisition expenses	(232,469)	(208,425)	(6,693)	(447,587)	—	(447,587)
Other operating expenses	(165,499)	(62,777)	(46,471)	(274,747)	—	(274,747)
Underwriting income (loss)	$(33,723)	$(196,887)	$299,407	68,797	—	68,797

Net investment income				128,640	—	128,640
Net realized gains (losses)				(183,673)	—	(183,673)
Equity in net income (loss) of investment funds accounted for using the equity method				(18,861)	—	(18,861)
Other income (loss)				(13,684)	—	(13,684)
Corporate expenses (2)				(17,634)	—	(17,634)
Transaction costs and other (2)				(76)	—	(76)
Amortization of intangible assets				(26,104)	—	(26,104)
Interest expense				(33,063)	—	(33,063)
Net foreign exchange gains (losses)				90,509	—	90,509
Income (loss) before income taxes and income (loss) from operating affiliates				(5,149)	—	(5,149)
Income tax (expense) benefit				14,900	—	14,900
Income (loss) from operating affiliates				8,507	—	8,507
Net income (loss)				18,258	—	18,258
Amounts attributable to redeemable noncontrolling interests				(1,157)	—	(1,157)
Net income (loss) available to Arch				17,101	—	17,101
Preferred dividends				(10,184)	—	(10,184)
Net income (loss) available to Arch common shareholders				$6,917	$—	$6,917

Underwriting Ratios
Loss ratio	69.3%	92.6%	(24.1)%	68.1%	—%	68.1%
Acquisition expense ratio	19.6%	20.8%	2.4%	18.1%	—%	18.1%
Other operating expense ratio	13.9%	6.3%	16.5%	11.1%	—%	11.1%
Combined ratio	102.8%	119.7%	(5.2)%	97.3%	—%	97.3%

Goodwill and intangible assets	$224,525	$140,800	$441,330	$806,655	$—	$806,655
(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	15	2022 THIRD QUARTER FORM 10-Q

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
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	16	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30, 2022
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$5,286,798	$5,151,401	$1,099,144	$11,531,185	$—	$11,531,185
Premiums ceded	(1,482,886)	(1,770,807)	(241,097)	(3,488,632)	—	(3,488,632)
Net premiums written	3,803,912	3,380,594	858,047	8,042,553	—	8,042,553
Change in unearned premiums	(488,164)	(646,421)	9,190	(1,125,395)	—	(1,125,395)
Net premiums earned	3,315,748	2,734,173	867,237	6,917,158	—	6,917,158
Other underwriting income (loss)	—	5,814	6,130	11,944	—	11,944
Losses and loss adjustment expenses	(2,053,161)	(1,920,189)	187,163	(3,786,187)	—	(3,786,187)
Acquisition expenses	(641,807)	(569,915)	(27,343)	(1,239,065)	—	(1,239,065)
Other operating expenses	(493,412)	(198,606)	(150,064)	(842,082)	—	(842,082)
Underwriting income (loss)	$127,368	$51,277	$883,123	$1,061,768	$—	$1,061,768

Net investment income				315,468	—	315,468
Net realized gains (losses)				(742,666)	—	(742,666)
Equity in net income (loss) of investment funds accounted for using the equity method				75,505	—	75,505
Other income (loss)				(34,486)	—	(34,486)
Corporate expenses (2)				(76,928)	—	(76,928)
Transaction costs and other (2)				(734)	—	(734)
Amortization of intangible assets				(80,478)	—	(80,478)
Interest expense				(98,566)	—	(98,566)
Net foreign exchange gains (losses)				182,129	—	182,129
Income (loss) before income taxes and income (loss) from operating affiliates				601,012	—	601,012
Income tax (expense) benefit				(19,042)	—	(19,042)
Income (loss) from operating affiliates				37,665	—	37,665
Net income (loss)				619,635	—	619,635
Amounts attributable to redeemable noncontrolling interests				(2,390)	—	(2,390)
Net income (loss) available to Arch				617,245	—	617,245
Preferred dividends				(30,552)	—	(30,552)
Net income (loss) available to Arch common shareholders				$586,693	$—	$586,693

Underwriting Ratios
Loss ratio	61.9%	70.2%	(21.6)%	54.7%	—%	54.7%
Acquisition expense ratio	19.4%	20.8%	3.2%	17.9%	—%	17.9%
Other operating expense ratio	14.9%	7.3%	17.3%	12.2%	—%	12.2%
Combined ratio	96.2%	98.3%	(1.1)%	84.8%	—%	84.8%

(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	17	2022 THIRD QUARTER FORM 10-Q

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
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	18	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Reserve for losses and loss adjustment expenses at beginning of period	$18,194,324	$17,196,648	$17,757,156	$16,513,929
Unpaid losses and loss adjustment expenses recoverable	5,686,348	4,146,020	5,599,231	4,314,855
Net reserve for losses and loss adjustment expenses at beginning of period	12,507,976	13,050,628	12,157,925	12,199,074

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	1,863,519	1,348,528	4,280,048	3,812,381
Prior years	(180,823)	(122,509)	(493,861)	(223,431)
Total net incurred losses and loss adjustment expenses	1,682,696	1,226,019	3,786,187	3,588,950

Net losses and loss adjustment expense reserves of acquired business (1)	—	104,307	—	104,307

Retroactive reinsurance transactions (2)	—	—	—	(183,893)

Impact of deconsolidation of Somers (3)	—	(1,460,611)	—	(1,460,611)

Net foreign exchange (gains) losses and other	(243,387)	(78,152)	(524,682)	10,818

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(226,575)	(208,923)	(463,847)	(432,348)
Prior years	(538,967)	(417,368)	(1,773,840)	(1,610,397)
Total net paid losses and loss adjustment expenses	(765,542)	(626,291)	(2,237,687)	(2,042,745)

Net reserve for losses and loss adjustment expenses at end of period	13,181,743	12,215,900	13,181,743	12,215,900
Unpaid losses and loss adjustment expenses recoverable	6,106,548	5,115,147	6,106,548	5,115,147
Reserve for losses and loss adjustment expenses at end of period	$19,288,291	$17,331,047	$19,288,291	$17,331,047
(1)     Represents activity related to the Company’s acquisitions in the 2021 period of the Westpac Lenders Mortgage Insurance Limited and Somerset Bridge Group Limited, Southern Rock Holdings Limited and affiliates.
(2)     During the 2021 first quarter, the Company entered into a reinsurance to close and other related agreements with Premia Managing Agency Limited (“Premia”), in connection with the 2018 and prior years of account related to the acquisition of Barbican Group Holdings Limited (“Barbican”).
(3)    See note 11.
Development on Prior Year Loss Reserves
2022 Third Quarter
During the 2022 third quarter, the Company recorded net favorable development on prior year loss reserves of $180.8 million, which consisted of $5.4 million from the insurance segment, $49.2 million from the reinsurance segment and $126.2 million from the mortgage segment.
The insurance segment’s net favorable development of $5.4 million, or 0.5 loss ratio points, for the 2022 third quarter consisted of $15.9 million of net favorable development in short-tailed lines and $10.5 million of net adverse development in medium-tailed and long-tailed lines. Net favorable development in short-tailed lines reflected $8.9 million of favorable development in property (excluding marine), primarily from 2020 and 2021 accident years (i.e., the year in which a loss occurred) and $5.7 million of favorable development in lenders products, primarily from the 2021 accident year. Net adverse development in medium-tailed lines included $11.3 million of adverse development in professional liability business, primarily from the 2013 to 2016 and 2020 accident years, partially offset by favorable development in marine business of $5.9 million, across most accident years. Net adverse development in long-tailed lines reflected $12.3 million related to casualty business, primarily from the 2014 and 2020 accident years, partially offset by favorable development in construction, executive assurance and other lines of business.
The reinsurance segment’s net favorable development of $49.2 million, or 4.9 loss ratio points, for the 2022 third quarter consisted of $58.1 million of net favorable development in short-tailed and medium-tailed lines and

ARCH CAPITAL	19	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
$8.9 million of net adverse development in long-tailed lines. Net favorable development in short-tailed lines reflected $35.8 million of favorable development related to property other than property catastrophe business, primarily from 2015 to 2021 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period) and $12.7 million of favorable development related to property catastrophe business, primarily from the 2014 to 2017 underwriting years. Net favorable development in medium-tailed lines included $7.9 million in marine and aviation lines, across most underwriting years. Net adverse development in long-tailed lines reflected $9.5 million related to casualty business, primarily from the 2014 to 2017 underwriting years.
The mortgage segment’s net favorable development was $126.2 million, or 44.7 loss ratio points, for the 2022 third quarter, with the largest contributor being reserve releases associated with the U.S. first lien portfolio from the 2020 and 2021 accident years. The Company’s credit risk transfer, international, second lien and student loan businesses also contributed to the favorable development.
2021 Third Quarter
During the 2021 third quarter, the Company recorded net favorable development on prior year loss reserves of $122.5 million, which consisted of $5.1 million from the insurance segment, $72.3 million from the reinsurance segment and $45.1 million from the mortgage segment.
The insurance segment’s net favorable development of $5.1 million, or 0.5 loss ratio points, for the 2021 third quarter consisted of $49.0 million of net favorable development in short-tailed and long-tailed lines and $43.9 million of net adverse development in medium-tailed lines. Net favorable development in short-tailed lines reflected $5.4 million of favorable development in lenders products, primarily from the 2020 accident year, $5.4 million of favorable development from property (excluding marine), primarily from the 2020 accident year, and $5.1 million of favorable development in travel and accident, across most accident years. Net favorable development in long-tailed lines reflected $26.3 million of favorable development related to construction and national accounts, across most accident years, and $6.7 million of favorable development related to other business, including alternative markets, primarily from the 2015 to 2018 accident years. Net adverse development in medium-tailed lines included $37.0 million of adverse development in contract binding business, across most accident years, partially offset by favorable development in marine and programs, primarily from more recent accident years.
The reinsurance segment’s net favorable development of $72.3 million, or 10.7 loss ratio points, for the 2021 third quarter consisted of $65.4 million of net favorable development in short-tailed lines and $6.9 million in medium-tailed and long-tailed lines. Net favorable development in short-tailed lines reflected $46.1 million of favorable development related to property catastrophe and property other than property catastrophe business, primarily from the 2017 to 2020 underwriting years and $18.9 million of favorable development related to other specialty, primarily from the 2012 to 2017 underwriting years. Net favorable development in medium-tailed and long-tailed lines included $4.7 million of favorable development in casualty, primarily from the 2013 and 2014 underwriting years.
The mortgage segment’s net favorable development was $45.1 million, or 14.5 loss ratio points, for the 2021 third quarter, about half of which came from U.S. primary mortgage insurance, from better than expected cure activity in pre-pandemic delinquencies and recoveries on second lien and student loans, and the other half from our CRT portfolio and international mortgage insurance.
Nine Months Ended September 30, 2022
During the nine months ended September 30, 2022, the Company recorded net favorable development on prior year loss reserves of $493.9 million, which consisted of $19.4 million from the insurance segment, $128.1 million from the reinsurance segment and $346.4 million from the mortgage segment.
The insurance segment’s net favorable development of $19.4 million, or 0.6 loss ratio points, for the 2022 period consisted of $49.1 million of net favorable development in short-tailed and $29.7 million of net adverse development in medium and long-tailed lines. Net favorable development in short-tailed lines reflected $36.5 million of favorable development in lenders products, primarily from the 2021 accident year, and $14.3 million of favorable development related to travel and accident business, primarily from the 2019 to 2021 accident years. Net adverse development in medium-tailed lines included $24.9 million of adverse development in professional liability business, primarily from the 2013 to 2015 and 2018 to 2020 accident years, and $5.5 million of adverse development in contract binding business, across most accident years, partially offset by $11.4 million of favorable development in marine business, across most accident years. Net adverse development in long-tailed lines reflected $18.0 million of adverse development related to casualty business, primarily from the 2020 and 2021 accident years, partially offset by $17.4 million of favorable development in other business, including alternative markets and excess workers’ compensation, primarily from the 2019 and prior accident years.
The reinsurance segment’s net favorable development of $128.1 million, or 4.7 loss ratio points, for the 2022 period consisted of $147.8 million of net favorable development from short and medium-tailed lines, partially offset by

ARCH CAPITAL	20	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
$19.7 million of net adverse development from long-tailed lines. Net favorable development in short-tailed lines reflected $83.2 million of favorable development from property other than property catastrophe business, primarily from the 2015 to 2021 underwriting years, $22.4 million of favorable development from property catastrophe, primarily from the 2018 to 2020 underwriting years, and $19.8 million from other specialty business, primarily from the 2021 underwriting year. Net favorable development in medium-tailed lines included $22.7 million in marine and aviation lines, across most underwriting years. Net adverse development in long-tailed lines primarily reflected $19.3 million in casualty reserves, primarily from the 2021 underwriting year.
The mortgage segment’s net favorable development was $346.4 million, or 39.9 loss ratio points, for the 2022 period, with the largest contributor being reserve releases associated with the U.S. first lien portfolio from the 2020 and 2021 accident years. The Company’s credit risk transfer, international, second lien and student loan businesses also contributed to the favorable development.
Nine Months Ended September 30, 2021
During the nine months ended September 30, 2021, the Company recorded net favorable development on prior year loss reserves of $223.4 million, which consisted of $13.1 million from the insurance segment, $119.6 million from the reinsurance segment, $99.1 million from the mortgage segment, partially offset by $8.4 million of adverse development from the ‘other’ segment (activity for the six months ended June 30, 2021 prior to deconsolidation of Somers).
The insurance segment’s net favorable development of $13.1 million, or 0.5 loss ratio points, for the 2021 period consisted of $102.5 million of net favorable development in short-tailed and long-tailed lines, partially offset by $89.4 million of net adverse development in medium-tailed lines. Net favorable development of $65.3 million in short-tailed lines reflected $27.0 million of favorable development from property (excluding marine), primarily from the 2019 and 2020 accident years, $24.0 million of favorable development in lenders products, primarily from the 2020 accident year, and $14.4 million of favorable development in travel and accident, primarily from the 2017 to 2020 accident years. Net favorable development of $37.1 million in long-tailed lines included favorable development primarily related to construction, national accounts and alternative markets, primarily from the 2016 to 2019 accident years. Net adverse development in medium-tailed lines reflected $57.1 million of adverse development in contract binding business, primarily from the 2014 to 2019 accident years, $26.2 million of adverse development in professional liability business, primarily from the 2019 and 2020 accident years, and
$6.9 million of adverse development in programs business, primarily from the 2019 accident year.
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

ARCH CAPITAL	21	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.    Allowance for Expected Credit Losses

Premiums Receivable
The following table provides a roll forward of the allowance for expected credit losses of the Company’s premium receivables:

	Premium Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended September 30, 2022
Balance at beginning of period	$3,634,182	$38,170
Change for provision of expected credit losses (1)		59
Balance at end of period	$3,579,380	$38,229

Three Months Ended September 30, 2021
Balance at beginning of period	$2,866,578	$35,979
Change for provision of expected credit losses (1)		2,736
Balance at end of period	$2,807,720	$38,715

Nine Months Ended September 30, 2022
Balance at beginning of period	$2,633,280	$39,958
Change for provision of expected credit losses (1)		(1,729)
Balance at end of period	$3,579,380	$38,229

Nine Months Ended September 30, 2021
Balance at beginning of period	$2,064,586	$37,781
Change for provision of expected credit losses (1)		934
Balance at end of period	$2,807,720	$38,715
(1)Amounts deemed uncollectible are written-off in operating expenses. For the 2022 third quarter and 2021 third quarter, amounts written off were $1.9 million and $1.2 million, respectively. For the nine months ended September 30, 2022 and 2021 period, amounts written off were $6.6 million and $2.4 million, respectively.

Reinsurance Recoverables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s reinsurance recoverables:

	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended September 30, 2022
Balance at beginning of period	$5,938,511	$14,740
Change for provision of expected credit losses		2,626
Balance at end of period	$6,356,456	$17,366

Three Months Ended September 30, 2021
Balance at beginning of period	$4,314,515	$11,029
Change for provision of expected credit losses		1,802
Balance at end of period	$5,358,852	$12,831

Nine Months Ended September 30, 2022
Balance at beginning of period	$5,880,735	$13,230
Change for provision of expected credit losses		4,136
Balance at end of period	$6,356,456	$17,366

Nine Months Ended September 30, 2021
Balance at beginning of period	$4,500,802	$11,636
Change for provision of expected credit losses		1,195
Balance at end of period	$5,358,852	$12,831

ARCH CAPITAL	22	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the Company’s reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums):

	September 30,	December 31
	2022	2021
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	$6,356,456	$5,880,735
% due from carriers with A.M. Best rating of “A-” or better	69.5%	69.7%
% due from all other rated carriers	0.1%	0.1%
% due from all other carriers with no A.M. Best rating (1)	30.4%	30.2%
Largest balance due from any one carrier as % of total shareholders’ equity	9.1%	6.7%
(1)    At September 30, 2022 and December 31, 2021 over 95% and 91% of such amount were collateralized through reinsurance trusts, funds withheld arrangements, letters of credit or other, respectively.

Contractholder Receivables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s contractholder receivables:

	Contract-holder Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended September 30, 2022
Balance at beginning of period	$1,758,018	$3,005
Change for provision of expected credit losses		(645)
Balance at end of period	$1,735,730	$2,360

Three Months Ended September 30, 2021
Balance at beginning of period	$1,882,948	$4,471
Change for provision of expected credit losses		(987)
Balance at end of period	1,824,990	$3,484

Nine Months Ended September 30, 2022
Balance at beginning of period	$1,828,691	$3,437
Change for provision of expected credit losses		(1,077)
Balance at end of period	$1,735,730	$2,360

Nine Months Ended September 30, 2021
Balance at beginning of period	$1,986,924	$8,638
Change for provision of expected credit losses		(5,154)
Balance at end of period	1,824,990	$3,484

ARCH CAPITAL	23	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.    Investment Information

Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Cost or Amortized Cost
September 30, 2022
Fixed maturities:
Corporate bonds	$7,096,269	$51,777	$(895,365)	$(35,657)	$7,975,514
Residential mortgage backed securities	763,371	7,561	(84,183)	2	839,991
Municipal bonds	407,724	5,437	(37,692)	(99)	440,078
Commercial mortgage backed securities	1,064,238	3,079	(50,010)	(1,583)	1,112,752
U.S. government and government agencies	5,126,407	36,074	(400,784)	—	5,491,117
Non-U.S. government securities	2,073,170	9,315	(287,583)	(1,720)	2,353,158
Asset backed securities	1,589,548	1,076	(105,037)	(6,936)	1,700,445
Total	18,120,727	114,319	(1,860,654)	(45,993)	19,913,055
Short-term investments	1,940,857	1,419	(1,633)	—	1,941,071
Total	$20,061,584	$115,738	$(1,862,287)	$(45,993)	$21,854,126

December 31, 2021
Fixed maturities:
Corporate bonds	$6,553,333	$104,170	$(69,194)	$(2,037)	$6,520,394
Residential mortgage backed securities	408,477	2,825	(5,410)	(48)	411,110
Municipal bonds	404,666	18,724	(1,409)	(2)	387,353
Commercial mortgage backed securities	1,046,484	1,740	(3,117)	(6)	1,047,867
U.S. government and government agencies	4,772,764	10,076	(45,967)	—	4,808,655
Non-U.S. government securities	2,120,294	54,048	(34,749)	(82)	2,101,077
Asset backed securities	2,692,091	6,540	(11,108)	(708)	2,697,367
Total	17,998,109	198,123	(170,954)	(2,883)	17,973,823
Short-term investments	1,734,716	568	(590)	—	1,734,738
Total	$19,732,825	$198,691	$(171,544)	$(2,883)	$19,708,561

ARCH CAPITAL	24	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2022
Fixed maturities:
Corporate bonds	$5,596,229	$(625,774)	$1,470,800	$(269,591)	$7,067,029	$(895,365)
Residential mortgage backed securities	620,572	(63,732)	93,902	(20,451)	714,474	(84,183)
Municipal bonds	373,219	(36,039)	9,399	(1,653)	382,618	(37,692)
Commercial mortgage backed securities	995,680	(49,215)	34,445	(795)	1,030,125	(50,010)
U.S. government and government agencies	4,205,475	(303,805)	715,347	(96,979)	4,920,822	(400,784)
Non-U.S. government securities	1,728,965	(221,540)	301,298	(66,043)	2,030,263	(287,583)
Asset backed securities	1,193,405	(74,885)	310,838	(30,152)	1,504,243	(105,037)
Total	14,713,545	(1,374,990)	2,936,029	(485,664)	17,649,574	(1,860,654)
Short-term investments	227,201	(1,633)	—	—	227,201	(1,633)
Total	$14,940,746	$(1,376,623)	$2,936,029	$(485,664)	$17,876,775	$(1,862,287)

December 31, 2021
Fixed maturities:
Corporate bonds	$3,639,582	$(63,938)	$98,867	$(5,256)	$3,738,449	$(69,194)
Residential mortgage backed securities	222,176	(3,545)	46,809	(1,865)	268,985	(5,410)
Municipal bonds	26,665	(385)	16,361	(1,024)	43,026	(1,409)
Commercial mortgage backed securities	675,603	(2,805)	5,908	(312)	681,511	(3,117)
U.S. government and government agencies	4,211,621	(44,180)	33,373	(1,787)	4,244,994	(45,967)
Non-U.S. government securities	1,511,301	(31,983)	62,957	(2,766)	1,574,258	(34,749)
Asset backed securities	1,667,002	(9,853)	33,082	(1,255)	1,700,084	(11,108)
Total	11,953,950	(156,689)	297,357	(14,265)	12,251,307	(170,954)
Short-term investments	284,733	(590)	—	—	284,733	(590)
Total	$12,238,683	$(157,279)	$297,357	$(14,265)	$12,536,040	$(171,544)
At September 30, 2022, on a lot level basis, approximately 9,590 security lots out of a total of approximately 11,500 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $7.2 million. At December 31, 2021, on a lot level basis, approximately 4,700 security lots out of a total of approximately 10,240 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $1.1 million.

ARCH CAPITAL	25	2022 THIRD QUARTER FORM 10-Q

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

	September 30, 2022		December 31, 2021
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$579,231	$599,970	$300,889	$299,772
Due after one year through five years	10,029,151	10,808,495	8,355,255	8,339,387
Due after five years through 10 years	3,856,180	4,495,113	4,689,155	4,684,393
Due after 10 years	239,008	356,289	505,758	493,927
	14,703,570	16,259,867	13,851,057	13,817,479
Residential mortgage backed securities	763,371	839,991	408,477	411,110
Commercial mortgage backed securities	1,064,238	1,112,752	1,046,484	1,047,867
Asset backed securities	1,589,548	1,700,445	2,692,091	2,697,367
Total	$18,120,727	$19,913,055	$17,998,109	$17,973,823
Equity Securities, at Fair Value
At September 30, 2022, the Company held $0.8 billion of equity securities, at fair value, compared to $1.8 billion at December 31, 2021. Such holdings include publicly traded common stocks primarily in the consumer cyclical and non-cyclical, technology, communication and financial sectors and exchange-traded funds in fixed income, equity and other sectors.
Other Investments, at Fair Value
The following table summarizes the Company’s other investments and other investable assets:

	September 30, 2022	December 31, 2021
Fixed maturities	$530,303	$416,698
Other investments	1,005,929	1,432,553
Short-term investments	28,614	97,806
Equity securities	13,905	26,493
Total	$1,578,751	$1,973,550
The following table summarizes the Company’s other investments, as detailed in the previous table, by strategy:

	September 30, 2022	December 31, 2021
Lending	$398,789	$536,345
Investment grade fixed income	229,262	147,810
Term loan investments	151,649	484,950
Private equity	117,856	91,126
Energy	55,250	81,692
Credit related funds	53,123	70,278
Infrastructure	—	20,352
Total	$1,005,929	$1,432,553

Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	September 30, 2022	December 31, 2021
Credit related funds	$1,135,623	$1,022,334
Private equity	761,997	436,042
Real estate	474,666	396,395
Lending	454,196	376,649
Equities	261,650	395,090
Infrastructure	236,920	230,070
Energy	113,778	119,141
Fixed income	127,116	101,890
Total	$3,565,946	$3,077,611
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

ARCH CAPITAL	26	2022 THIRD QUARTER FORM 10-Q

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
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet line item:

	September 30, 2022	December 31, 2021
Investments accounted for using the equity method (1)	$3,565,946	$3,077,611
Investments accounted for using the fair value option (2)	120,498	170,595
Total	$3,686,444	$3,248,206
(1)    Aggregate unfunded commitments were $2.8 billion at September 30, 2022, compared to $2.6 billion at December 31, 2021.
(2)    Aggregate unfunded commitments were $21.5 million at September 30, 2022, compared to $18.8 million at December 31, 2021.
Net Investment Income
The components of net investment income were derived from the following sources:

	September 30,
	2022	2021
Three Months Ended
Fixed maturities	$123,568	$75,964
Term loans	88	1,736
Equity securities	4,261	9,867
Short-term investments	9,304	1,858
Other (1)	8,556	17,378
Gross investment income	145,777	106,803
Investment expenses	(17,137)	(18,608)
Net investment income	$128,640	$88,195

Nine Months Ended
Fixed maturities	$310,963	$255,215
Term loans	2,106	33,343
Equity securities	16,620	24,101
Short-term investments	15,999	3,603
Other (1)	26,598	51,683
Gross investment income	372,286	367,945
Investment expenses	(56,818)	(69,281)
Net investment income	$315,468	$298,664
(1)    Includes income distributions from investment funds and other items.
Net Realized Gains (Losses)
Net realized gains (losses), which include changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings were as follows:

	September 30,
	2022	2021
Three Months Ended
Available for sale securities:
Gross gains on investment sales	$18,030	$86,819
Gross losses on investment sales	(73,970)	(18,446)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(19,304)	(7,492)
Other investments	(17,882)	3,811
Equity securities	(584)	3,042
Short-term investments	(975)	16
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	(6,401)	14,736
Net unrealized gains (losses) on equity securities still held at reporting date	(36,162)	(40,155)
Allowance for credit losses:
Investments related	8,652	(456)
Underwriting related	(4,232)	(3,985)
Derivative instruments (1)	(48,196)	(21,435)
Other	(2,649)	(41,495)
Net realized gains (losses)	$(183,673)	$(25,040)

Nine Months Ended
Available for sale securities:
Gross gains on investment sales	$52,923	$267,362
Gross losses on investment sales	(239,493)	(132,071)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(89,148)	19,973
Other investments	(35,203)	111,550
Equity securities	(6,021)	10,599
Short-term investments	(3,132)	648
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	75,689	86,155
Net unrealized gains (losses) on equity securities still held at reporting date	(318,732)	45,400
Allowance for credit losses:
Investments related	(48,096)	(1,208)
Underwriting related	(7,676)	2,664
Derivative instruments (1)	(117,591)	(36,428)
Other	(6,186)	(54,316)
Net realized gains (losses)	$(742,666)	$320,328
(1)    See note 9 for information on the Company’s derivative instruments.

ARCH CAPITAL	27	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method
The Company recorded a loss of $18.9 million related to investment funds accounted for using the equity method in the 2022 third quarter, compared to income of $105.4 million for the 2021 third quarter and an income of $75.5 million for the nine months ended September 30, 2022, compared to income of $299.3 million for nine months ended September 30, 2021. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds.
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
In 2021, the Company completed the share purchase agreement with Natixis to purchase 29.5% of the common equity of Coface, a France-based leader in the global trade credit insurance market. The consideration paid was €9.95 per share, or an aggregate €453 million (approximately
$546 million) including related fees. Income (loss) from operating affiliates reflected a one-time gain of $74.5 million realized from the acquisition. As of September 30, 2022, the Company owned approximately 29.86% of the issued shares of Coface, or 30.05% excluding treasury shares, with a carrying value of $506.7 million, compared to $630.5 million at December 31, 2021.
In July 2021, the Company announced the completion of the previously disclosed acquisition of Somers by Greysbridge for a cash purchase price of $35.00 per common share.
Effective July 1, 2021, Somers is wholly owned by Greysbridge, and Greysbridge is owned 40% by the Company, 30% by certain investment funds managed by Kelso and 30% by certain investment funds managed by Warburg. At September 30, 2022 the Company’s carrying value in Greysbridge was $277.6 million, compared to $375.7 million at December 31, 2021, which reflected the Company’s aggregate purchase price of $278.9 million along with income (loss) from operating affiliates, which included a one-time gain of $95.7 million recognized from the acquisition.
Income from operating affiliates for the 2022 third quarter was income of $8.5 million, compared to an income of $124.1 million, for the 2021 third quarter and income of $37.7 million for the nine months ended September 30, 2022, compared to income of $224.1 million for nine months ended September 30, 2021.

ARCH CAPITAL	28	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Allowance for Expected Credit Losses
The following table provides a roll forward of the allowance for expected credit losses of the Company’s securities classified as available for sale:

	Structured Securities (1)	Municipal Bonds	Corporate Bonds	Total
Three Months Ended September 30, 2022
Balance at beginning of period	$18,283	$298	$39,829	$58,410
Additions for current-period provision for expected credit losses	1,782	12	1,986	3,780
Additions (reductions) for previously recognized expected credit losses	(9,767)	(211)	(2,552)	(12,530)
Reductions due to disposals	(1,780)	—	(1,887)	(3,667)
Balance at end of period	$8,518	$99	$37,376	$45,993

Three Months Ended September 30, 2021
Balance at beginning of period	$759	$6	$1,359	$2,124
Additions for current-period provision for expected credit losses	48	—	—	48
Additions (reductions) for previously recognized expected credit losses	14	(4)	395	405
Reductions due to disposals	(234)	—	(232)	(466)
Balance at end of period	$587	$2	$1,522	$2,111

Nine Months Ended September 30, 2022
Balance at beginning of period	$802	$2	$2,079	$2,883
Additions for current-period provision for expected credit losses	12,560	359	40,602	53,521
Additions (reductions) for previously recognized expected credit losses	(2,575)	(262)	(2,772)	(5,609)
Reductions due to disposals	(2,269)	—	(2,533)	(4,802)
Balance at end of period	$8,518	$99	$37,376	$45,993

Nine Months Ended September 30, 2021
Balance at beginning of period	$1,490	$11	$896	$2,397
Additions for current-period provision for expected credit losses	282	—	2,428	2,710
Additions (reductions) for previously recognized expected credit losses	(751)	(9)	(557)	(1,317)
Reductions due to disposals	(434)	—	(1,245)	(1,679)
Balance at end of period	$587	$2	$1,522	$2,111
(1)    Includes asset backed securities, residential mortgage backed securities and commercial mortgage backed securities.

ARCH CAPITAL	29	2022 THIRD QUARTER FORM 10-Q

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
The following table details the value of the Company’s restricted assets:

	September 30, 2022	December 31, 2021
Assets used for collateral or guarantees:
Affiliated transactions	$4,212,521	$4,223,955
Third party agreements	2,847,814	2,721,160
Deposits with U.S. regulatory authorities	756,368	798,100
Deposits with non-U.S. regulatory authorities	519,254	506,517
Total restricted assets	$8,335,957	$8,249,732
Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	September 30, 2022	December 31, 2021
Cash	$813,583	$858,668
Restricted cash (included in ‘other assets’)	444,741	456,103
Cash and restricted cash	$1,258,324	$1,314,771
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

ARCH CAPITAL	30	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at September 30, 2022.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Where quotes are unavailable, fair value is determined by the Investment Manager using quantitative and qualitative assessments such as internally modeled values. Of the $22.8 billion of financial assets and liabilities measured at fair value at September 30, 2022, approximately $12.6 million, or 0.1%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $23.8 billion of financial assets and liabilities measured at fair value at December 31, 2021, approximately $7.7 million, or 0.0%, were priced using non-binding broker-dealer quotes or modeled valuations.
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
Residential mortgage-backed securities – valuations provided by independent pricing services, substantially all through pricing vendors and index providers with a small amount through broker-dealers. The fair values of these securities are generally determined through the use of pricing models (including Option Adjusted Spread) which use spreads to determine the expected average life of the securities. These spreads are generally obtained from the new issue market, secondary trading and from broker-dealers who trade in the relevant security market. The pricing services also review prepayment speeds and other indicators, when applicable. As the significant inputs used in the pricing process for mortgage-backed securities are observable market inputs, the fair value of these securities are classified within Level 2. A small number of securities are included in Level 3 due to a low level of transparency on the inputs used in the pricing process.
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

ARCH CAPITAL	31	2022 THIRD QUARTER FORM 10-Q

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

ARCH CAPITAL	32	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the Company’s financial assets and liabilities measured at fair value by level at September 30, 2022:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$7,096,269	$—	$7,096,256	$13
Residential mortgage backed securities	763,371	—	763,371	—
Municipal bonds	407,724	—	407,724	—
Commercial mortgage backed securities	1,064,238	—	1,064,238	—
U.S. government and government agencies	5,126,407	5,100,908	25,499	—
Non-U.S. government securities	2,073,170	—	2,073,170	—
Asset backed securities	1,589,548	—	1,589,548	—
Total	18,120,727	5,100,908	13,019,806	13

Short-term investments	1,940,857	1,873,480	67,377	—

Equity securities, at fair value	809,869	775,264	31,566	3,039

Derivative instruments (2)	176,160	—	176,160	—

Residential mortgage loans	2,255	—	2,255	—

Fair value option:
Corporate bonds	524,177	—	524,177	—
Non-U.S. government bonds	4,032	—	4,032	—
Asset backed securities	2,094	—	2,094	—
Short-term investments	28,614	405	28,209	—
Equity securities	13,905	9,312	1	4,592
Other investments	175,259	—	141,021	34,238
Other investments measured at net asset value (1)	830,670
Total	1,578,751	9,717	699,534	38,830

Total assets measured at fair value	$22,628,619	$7,759,369	$13,996,698	$41,882

Liabilities measured at fair value:
Other liabilities	$(13,421)	$—	$—	$(13,421)
Derivative instruments (2)	(112,577)	—	(112,577)	—
Total liabilities measured at fair value	$(125,998)	$—	$(112,577)	$(13,421)

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
(2)    See note 9.

ARCH CAPITAL	33	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2021:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$6,553,333	$—	$6,553,320	$13
Residential mortgage backed securities	408,477	—	408,477	—
Municipal bonds	404,666	—	404,666	—
Commercial mortgage backed securities	1,046,484	—	1,046,484	—
U.S. government and government agencies	4,772,764	4,744,517	28,247	—
Non-U.S. government securities	2,120,294	—	2,120,294	—
Asset backed securities	2,692,091	—	2,688,744	3,347
Total	17,998,109	4,744,517	13,250,232	3,360

Short-term investments	1,734,716	1,052,822	681,894	—

Equity securities, at fair value	1,804,170	1,762,864	38,388	2,918

Derivative instruments (2)	127,121	—	127,121	—

Residential mortgage loans	49,847	—	49,847	—

Fair value option:
Corporate bonds	388,546	—	388,546	—
Non-U.S. government bonds	23,785	—	23,785	—
Asset backed securities	4,367	—	4,367	—
Short-term investments	97,806	528	97,278	—
Equity securities	26,493	21,745	—	4,748
Other investments	310,798	20,352	262,465	27,981
Other investments measured at net asset value (1)	1,121,755
Total	1,973,550	42,625	776,441	32,729

Total assets measured at fair value	$23,687,513	$7,602,828	$14,923,923	$39,007

Liabilities measured at fair value:
Other liabilities	$(16,960)	$—	$—	$(16,960)
Derivative instruments (2)	(54,224)	—	(54,224)	—
Total liabilities measured at fair value	$(71,184)	$—	$(54,224)	$(16,960)

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
(2)    See note 9.

ARCH CAPITAL	34	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Assets						Liabilities
s	Available For Sale		Fair Value Option			Fair Value
	Structured Securities (1)	Corporate Bonds	Corporate Bonds	Other Investments	Equity Securities	Equity Securities	Other Liabilities
Three Months Ended September 30, 2022
Balance at beginning of period	$2,867	$3,570	$—	$33,331	$4,392	$2,906	$(16,205)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	(601)	52	—	116	200	133	(89)
Included in other comprehensive income	144	(59)	—	—	—	—	965
Purchases, issuances, sales and settlements
Purchases	—	—	—	1,458	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	(2,051)	(3,550)	—	(667)	—	—	—
Settlements	(359)	—	—	—	—	—	1,908
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$—	$13	$—	$34,238	$4,592	$3,039	$(13,421)

Three Months Ended September 30, 2021
Balance at beginning of period	$3,424	$13	$998	$73,900	$73,678	$49,136	$(466)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	10	—	—	—	38	11	—
Included in other comprehensive income	10	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	208	(17,345)
Issuances	—	—	—	—	—	—	—
Sales (3)	—	—	(998)	(44,143)	(69,181)	(46,773)	—
Settlements	—	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$3,444	$13	$—	$29,757	$4,535	$2,582	$(17,811)

Nine Months Ended September 30, 2022
Balance at beginning of year	$3,347	$13	$—	$27,981	$4,748	$2,918	$(16,960)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	(592)	52	—	150	(156)	(103)	(284)
Included in other comprehensive income	(1)	(59)	—	—	—	—	1,915
Purchases, issuances, sales and settlements
Purchases	—	—	—	12,228	—	227	—
Issuances	—	—	—	—	—	—	—
Sales	(2,051)	(3,550)	—	(3,138)	—	(3)	—
Settlements	(703)	—	—	(2,983)	—	—	1,908
Transfers in and/or out of Level 3	—	3,557	—	—	—	—	—
Balance at end of period	$—	$13	$—	$34,238	$4,592	$3,039	$(13,421)

Nine Months Ended September 30, 2021
Balance at beginning of year	$3,426	$13	$985	$67,103	$68,988	$42,015	$(461)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	(46)	—	13	881	4,728	1,837	—
Included in other comprehensive income	67	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	13,003	—	5,503	(17,345)
Issuances	—	—	—	—	—	—	—
Sales (3)	—	—	(998)	(51,230)	(69,181)	(46,773)	—
Settlements	(3)	—	—	—	—	—	(5)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$3,444	$13	$—	$29,757	$4,535	$2,582	$(17,811)
(1)    Includes asset backed securities, residential mortgage backed securities and commercial mortgage backed securities.
(2)    Gains or losses were included in net realized gains (losses).
(3)    Sales for the 2021 periods primarily related to the Company’s deconsolidation of Somers..

ARCH CAPITAL	35	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at September 30, 2022, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At September 30, 2022, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.3 billion. At December 31, 2021, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $3.3 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
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
The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives (1)	Liability Derivatives (1)	Notional Value (2)
September 30, 2022
Futures contracts	$72,730	$(60,684)	$2,189,945
Foreign currency forward contracts	25,281	(26,995)	835,941
TBAs	—	—	—
Other	78,149	(24,898)	3,766,549
Total	$176,160	$(112,577)

December 31, 2021
Futures contracts	$34,999	$(9,808)	$2,826,564
Foreign currency forward contracts	7,734	(11,390)	915,962
TBAs	11,227	—	11,227
Other	73,161	(33,026)	3,736,773
Total	$127,121	$(54,224)
(1)    The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’
(2)    Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.

The Company did not hold any derivatives which were designated as hedging instruments at September 30, 2022 or December 31, 2021.
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
At September 30, 2022, asset derivatives and liability derivatives of $164.9 million and $112.6 million, respectively, were subject to a master netting agreement, compared to $122.3 million and $53.9 million, respectively, at December 31, 2021. The remaining derivatives included in the preceding table were not subject to a master netting agreement.

ARCH CAPITAL	36	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as	September 30,
hedging instruments:	2022	2021

Three Months Ended
Net realized gains (losses):
Futures contracts	$(26,347)	$(10,073)
Foreign currency forward contracts	(18,340)	(16,146)
TBAs	—	(46)
Other (1)	(3,509)	4,830
Total	$(48,196)	$(21,435)

Nine Months Ended
Net realized gains (losses):
Futures contracts	$(112,326)	$(17,394)
Foreign currency forward contracts	(46,016)	(36,922)
TBAs	(51)	(46)
Other (1)	40,802	17,934
Total	$(117,591)	$(36,428)
(1)    Includes realized gains and losses on swaps, options and other derivatives contracts.
10.    Commitments and Contingencies

Letter of Credit and Revolving Credit Facilities
In the normal course of its operations, the Company enters into agreements with financial institutions to obtain secured and unsecured credit facilities. On April 7, 2022, Arch Capital and certain of its subsidiaries amended the existing five-year credit agreement into a $925.0 million facility (the “Credit Facility”) with a syndication of lenders. The Credit Facility, as amended, consists of a $425.0 million secured facility for letters of credit (the “Secured Facility”) and a $500.0 million unsecured facility for revolving loans and letters of credit (the “Unsecured Facility”). Obligations of each borrower under the Secured Facility for letters of credit are secured by cash and eligible securities of such borrower held in collateral accounts. Commitments under the Credit Facility may be increased up to, but not exceeding, an aggregate of $1.3 billion. Arch Capital has a one-time option to convert any or all outstanding revolving loans of Arch Capital and/or Arch-U.S. to term loans with the same terms as the revolving loans except that any prepayments may not be re-borrowed. Arch-U.S. guarantees the obligations of Arch Capital, and Arch Capital guarantees the obligations of Arch-U.S. Borrowings of revolving loans may be made at a variable rate based on SOFR. Secured letters of credit are available for issuance on behalf of certain Arch Capital subsidiaries. At September 30, 2022, the $425.0 million secured letter of credit facility, had $311.8 million of letters of credit outstanding and remaining capacity of
$113.2 million. In addition, certain of Arch Capital’s subsidiaries had outstanding secured and unsecured letters of credit through other facilities of $22.7 million and $290.0 million respectively, which were issued in the normal course of business.
Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $3.1 billion at September 30, 2022, compared to $3.0 billion at December 31, 2021.
Interest Paid
Interest paid on the Company’s senior notes and other borrowings were $65.0 million for the nine months ended September 30, 2022, compared to $75.8 million for the 2021 period.
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

ARCH CAPITAL	37	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Through June 30, 2021, Somers generated $47.0 million of cash provided by operating activities, $96.3 million of cash provided by investing activities and $2.0 million of cash used for financing activities.
Redeemable noncontrolling interests
The following table sets forth activity in the redeemable non-controlling interests:

	September 30,
	2022	2021
Three Months Ended
Balance, beginning of period	$8,459	$57,533
Impact of deconsolidation of Somers	—	(48,919)
Other	449	1,623
Balance, end of period	$8,908	$10,237

Nine Months Ended
Balance, beginning of year	$9,233	$58,548
Impact of deconsolidation of Somers	—	(48,919)
Other	(325)	608
Balance, end of period	$8,908	$10,237
The portion of income or loss attributable to third party investors, recorded in the Company’s consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests,’ are summarized in the table below:

	September 30,
	2022	2021
Three Months Ended
Amounts attributable to non-redeemable noncontrolling interests	$—	$—
Amounts attributable to redeemable noncontrolling interests	(1,157)	(1,473)
Net (income) loss attributable to noncontrolling interests	$(1,157)	$(1,473)

Nine Months Ended
Amounts attributable to non-redeemable noncontrolling interests	$—	$(78,314)
Amounts attributable to redeemable noncontrolling interests	(2,390)	(3,889)
Net (income) loss attributable to noncontrolling interests	$(2,390)	$(82,203)

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

		September 30, 2022					December 31, 2021
		Maximum Exposure to Loss					Maximum Exposure to Loss
Bellemeade Entities (Issue Date)	Total VIE Assets	On-Balance Sheet (Asset) Liability	Off-Balance Sheet	Total	Coverage Remaining from Reinsurers (1)	Total VIE Assets	On-Balance Sheet (Asset) Liability	Off-Balance Sheet	Total

2017-1 Ltd. (Oct-17)	$46,772	$(23)	$88	$65	$—	$108,368	$(159)	$424	$265
2018-1 Ltd. (Apr-18)	103,131	(220)	644	424	—	181,136	(528)	1,268	740
2018-3 Ltd. (Oct-18)	217,701	(862)	2,107	1,245	—	302,563	(1,018)	2,496	1,478
2019-1 Ltd. (Mar-19)	119,193	(496)	2,704	2,208	—	181,324	(380)	5,807	5,427
2019-2 Ltd. (Apr-19)	347,050	(656)	4,308	3,652	—	398,316	(515)	3,998	3,483
2019-3 Ltd. (Jul-19)	257,663	(192)	1,492	1,300	—	409,859	(584)	3,190	2,606
2019-4 Ltd. (Oct-19)	283,684	(532)	3,663	3,131	—	411,954	(462)	4,759	4,297
2020-2 Ltd. (Sep-20)	122,897	(20)	595	575	153	217,766	(177)	1,984	1,807
2020-3 Ltd. (Nov-20)	268,385	(204)	2,845	2,641	8,569	348,818	(128)	5,793	5,665
2020-4 Ltd. (Dec-20)	107,396	10	707	717	4,795	176,826	(50)	1,630	1,580
2021-1 Ltd. (Mar-21)	497,069	(2,234)	936	(1,298)	43,198	568,986	(303)	3,283	2,980
2021-2 Ltd. (Jun-21)	471,039	(2,047)	984	(1,063)	80,268	522,807	281	4,124	4,405
2021-3 Ltd. (Sep-21)	498,309	(2,414)	991	(1,423)	129,127	507,873	(411)	3,446	3,035
2022-1 Ltd. (Jan-22)	283,500	(1,326)	627	(699)	33,260
2022-2 Ltd. (Sep-22)	201,005	—	744	744	126,160
Total	$3,824,794	$(11,216)	$23,435	$12,219	$425,530	$4,336,596	$(4,434)	$42,202	$37,768
(1) Coverage from a separate panel of reinsurers remaining at September 30, 2022.

ARCH CAPITAL	38	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.    Other Comprehensive Income (Loss)

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended		Nine Months Ended
Details About	Line Item That Includes	September 30,		September 30,
AOCI Components	Reclassification	2022	2021	2022	2021

Unrealized appreciation (decline) on available-for-sale investments
	Net realized gains (losses)	$(55,940)	$68,373	$(186,570)	$135,291
	Provision for credit losses	8,652	(457)	(48,096)	(1,208)
	Total before tax	(47,288)	67,916	(234,666)	134,083
	Income tax (expense) benefit	703	(5,262)	28,093	(13,579)
	Net of tax	$(46,585)	$62,654	$(206,573)	$120,504

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended September 30, 2022
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(671,907)	$(62,148)	$(609,759)
Less reclassification of net realized gains (losses) included in net income	(47,288)	(703)	(46,585)
Foreign currency translation adjustments	(70,388)	—	(70,388)
Other comprehensive income (loss)	$(695,007)	$(61,445)	$(633,562)

Three Months Ended September 30, 2021
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(104,607)	$(8,684)	$(95,923)
Less reclassification of net realized gains (losses) included in net income	67,916	5,262	62,654
Foreign currency translation adjustments	(32,060)	(350)	(31,710)
Other comprehensive income (loss)	$(204,583)	$(14,296)	$(190,287)

Nine Months Ended September 30, 2022
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(2,132,845)	$(240,726)	$(1,892,119)
Less reclassification of net realized gains (losses) included in net income	(234,666)	(28,093)	(206,573)
Foreign currency translation adjustments	(141,515)	166	(141,681)
Other comprehensive income (loss)	$(2,039,694)	$(212,467)	$(1,827,227)

Nine Months Ended September 30, 2021
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(307,910)	$(28,808)	$(279,102)
Less reclassification of net realized gains (losses) included in net income	134,083	13,579	120,504
Foreign currency translation adjustments	(54,083)	6	(54,089)
Other comprehensive income (loss)	$(496,076)	$(42,381)	$(453,695)

ARCH CAPITAL	39	2022 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    Income Taxes

The Company’s income tax provision on income before income taxes, including income (loss) from operating affiliates, resulted in an effective tax rate of 3.0% for the nine months ended September 30, 2022, compared to 5.5% for the nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022 and 2021 periods included discrete income tax benefits of $36.5 million and $28.7 million, respectively. The discrete income tax benefits had the effect of decreasing the effective tax rate on net income available to Arch common shareholders by 5.7% and 1.7%, respectively. The discrete tax items in both periods were primarily related to the release of a valuation allowance on certain U.K. deferred tax assets.
The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
The Company had a net deferred tax asset of $572.1 million at September 30, 2022, compared to a net deferred tax asset of $194.0 million at December 31, 2021. The change is primarily a result of market value fluctuations in the investment portfolio. In addition, the Company paid $201.6 million and $202.4 million of income taxes for the nine months ended September 30, 2022 and 2021, respectively.
14.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of September 30, 2022, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

15.    Transactions with Related Parties

In the 2021 first quarter, as part of the Company’s acquisition of Barbican, the Company entered into an agreement with Premia Managing Agency Limited for the reinsurance to close of Syndicate 1955’s 2018 underwriting year of account into Premia Syndicate 1884’s 2021 underwriting year of account. The reinsurance to close covers legacy business underwritten by Syndicate 1955 on the underwriting 2018 and prior years of account and under the agreement, approximately $380 million of net liabilities was transferred to Syndicate 1884, with an effective date of January 1, 2021. The Company had no reinsurance recoverable on unpaid and paid losses or funds held liability at September 30, 2022 and December 31, 2021.
In July 2021, following consummation of the Merger Agreement and the related Greysbridge equity financing, pursuant to which Somers became wholly owned by Greysbridge, and Greysbridge became owned 40% by the Company, 30% by certain funds managed by Kelso and 30% by certain funds managed by Warburg, the Company entered into certain reinsurance transactions with Somers. For the three and nine months ended September 30, 2022, the Company ceded premiums written related to such transactions of $236.5 million and $661.1 million, respectively (which includes reinsurance transactions in force as well as those entered into in conjunction with the Merger Agreement). For the three and nine months ended September 30, 2021, the Company ceded premiums written related to such transactions of $316.2 million. In addition, Somers paid certain acquisition costs and administrative fees to the Company. At September 30, 2022, reinsurance recoverable on unpaid and paid losses from Somers was $1.1 billion, with a reinsurance balance payable to Somers of $408.0 million. At December 31, 2021, reinsurance recoverable on unpaid and paid losses from Somers was $902.8 million, with a reinsurance balance payable to Somers of $258.4 million. See note 11 for information about Somers.
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
As of September 30, 2022, the Company owns $35.0 million in aggregate principal amount of Somers Group Holdings Ltd’s 6.5% senior notes, due July 2, 2029.

ARCH CAPITAL	40	2022 THIRD QUARTER FORM 10-Q

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
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “Arch”, “we”, “our” or “us”) is a publicly listed Bermuda exempted company with approximately $14.5 billion in capital at September 30, 2022 and, through operations in Bermuda, the United States, Europe, Canada, Australia and Hong Kong, writes insurance, reinsurance and mortgage insurance on a worldwide basis.

ARCH CAPITAL	41	2022 THIRD QUARTER FORM 10-Q

CURRENT OUTLOOK

As we approach the end of 2022, we are cautiously optimistic regarding the opportunities ahead of us in the fourth quarter and into 2023. Our objective remains the same, to deliver long term value for our shareholders. We are committed to agile cycle management predicated by a focus on risk-adjusted returns, and this commitment has enabled us to accelerate our growth through the deployment of meaningful capacity to our clients. We continue to execute our cycle management strategy by actively allocating capital to the sectors where rates allow for returns that are higher than our cost of capital.
Inflation continues to be a focus for our industry. We proactively analyze available data and we incorporate emerging trends into our pricing and reserving. We believe that this discipline, coupled with increases in future investment returns and prudent reserving, helps us somewhat mitigate inflation’s impact.
Hurricane Ian, alongside a fair amount of other catastrophic activity in the third quarter, served as a stark reminder of the importance of insurance capacity. The catastrophic activity in the third quarter has significantly increased pressure on property catastrophe markets, which could have a ripple effect across all property and casualty lines. As a result, we continue to show improved underwriting margins, partially due to the compounding of rate-on-rate increases and the rebalancing of our mix of business. We believe that this time-tested strategy of protecting capital through soft markets and increasing our writings in hard markets gives us the best chance to generate superior risk adjusted returns over time. As long as rate increases support returns above our required thresholds, we expect to continue to grow our writings.
Rate improvements have enabled us to continue to expand writings in our property casualty segments. Rate increases remain above the long-term loss cost trends and have spread to more lines than last year. In insurance, underwriting conditions remain opportunistic as pricing discipline, terms and conditions, and limits management are stable across most lines. This stability, combined with the uncertainties in the insurance market, should keep the market disciplined and sustain rate increases. Our U.S. operations benefited from growth in professional liability, including cyber, as well as travel where we believe relative returns are attractive. Cyber insurance has become increasingly important to our insureds globally, and we have substantially increased our focus because we believe that today’s cyber market has changed for the better. Additionally, insurance terms and conditions have sufficiently tightened, retentions have increased and rates have reached a level where we have an opportunity to earn an appropriate return for the assumption of risk.
In reinsurance, the emphasis remains on quota share treaties over excess of loss reinsurance. This strategy allows us to participate in the rate increases on primary insurance while improving the balance between risk and return. We remained disciplined in property catastrophe exposure and we will deploy more capital to the line if expected returns improve meaningfully. Excellent market conditions and the likelihood of capacity constraints will likely create an eventful January 1 renewal period, and our teams are actively planning to meet the demands of our clients.
In mortgage, we continue to be thoughtful in how we manage our portfolio and, because of our diversified model, we have the ability to take a measured view of the business as just one component of our diversified enterprise. Our mortgage business continues to deliver consistent underwriting results, once again demonstrating its sustainable earnings model. Although higher interest rates affected new loan origination volume, the persistency rate of our portfolio improved and U.S. primary mortgage insurance in force grew to nearly $295 billion. The credit quality of homebuyers remains excellent and we believe our portfolio is well positioned for a variety of economic scenarios.
We remain committed to providing solutions across many offerings as the marketplace evolves, including the mortgage credit risk transfer programs initiated by government sponsored enterprises, or (“GSEs”). In addition, we have entered into aggregate excess of loss mortgage reinsurance agreements with various special purpose reinsurance companies domiciled in Bermuda and have issued mortgage insurance linked notes, increasing our protection for mortgage tail risk. The Bellemeade structures provided approximately $4.3 billion of aggregate reinsurance coverage at September 30, 2022.
FINANCIAL MEASURES

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for Arch Capital’s common shareholders:
Book Value per Share
Book value per share represents total common shareholders’ equity available to Arch divided by the number of common shares outstanding. Management uses growth in book value per share as a key measure of the value generated for our common shareholders each period and believes that book value per share is the key driver of Arch Capital’s share price over time. Book value per share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per share depending on the purchase price. Book value per share was $29.69 at September 30, 2022, compared to $31.37 at June 30, 2022 and $32.43 at

ARCH CAPITAL	42	2022 THIRD QUARTER FORM 10-Q

September 30, 2021. The 5.4% decrease in book value per share for the 2022 third quarter reflected negative total return on investments driven by rising interest rates on fixed maturities, along with higher level of catastrophic loss activity, primarily related to Hurricane Ian.
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
Our annualized net income return on average common equity was 0.2% for the 2022 third quarter, compared to 12.3% for the 2021 third quarter, and 6.6% for the nine months ended September 30, 2022, compared to 15.9% for the 2021 period. Our Operating ROAE was 3.8% for the 2022 third quarter, compared to 9.3% for the 2021 third quarter, and 11.6% for the nine months ended September 30, 2022, compared to 10.1% for the 2021 period. The 2022 periods reflected increased levels of catastrophic activity, while the 2021 periods reflected higher income from operating affiliates.
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

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2022 Third Quarter	(3.01)%	(4.01)%
2021 Third Quarter	0.01%	(0.40)%

Nine Months Ended September 30, 2022	(8.83)%	(12.78)%
Nine Months Ended September 30, 2021	1.50%	0.87%
Total return for the 2022 periods reflected rising interest rates on fixed maturities and weak equity markets. We continue to maintain a relative short duration on our portfolio of 2.84 years at September 30, 2022.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide, unlike many master indices that change based on the size of their constituent indices, a relatively stable basket of investable indices. At September 30, 2022, the benchmark return index had an average credit quality of “Aa3” by Moody’s Investors Service (“Moody’s”), and an estimated duration of 3.15 years.

ARCH CAPITAL	43	2022 THIRD QUARTER FORM 10-Q

The benchmark return index included weightings to the following indices:

%
ICE BoAML 1-5 Year A - AAA U.S. Corporate Index	13.00%
ICE BoAML 5-10 Year A - AAA U.S. Corporate Index	11.00
ICE BoAML 1-5 Year U.S. Treasury Index	11.00
MSCI ACWI Net Total Return USD Index	9.30
ICE BoAML 1-10 Year BBB U.S. Corporate Index	5.00
JPM CLOIE Investment Grade	5.00
S&P/LSTA Leveraged Loan Total Return Index	4.965
ICE BoAML U.S. Mortgage Backed Securities Index	4.00
ICE BoAML AAA US Fixed Rate CMBS	4.00
ICE BoAML 1-5 Year U.K. Gilt Index	4.00
ICE BoAML German Government 1-10 Year Index	3.50
ICE BoAML 0-3 Year U.S. Treasury Index	3.25
ICE BoAML 5-10 Year U.S. Treasury Index	3.00
ICE BoAML 1-10 Year U.S. Municipal Securities Index	3.00
Bloomberg Barclays ABS Aaa Index	3.00
ICE BoAML 1-5 Year Australia Government Index	2.75
ICE BoAML U.S. High Yield Constrained Index	2.50
ICE BoAML 1-5 Year Canada Government Index	2.00
ICE BofA CCC and Lower US High Yield Constrained Index	1.38
Bloomberg Barclays Global High Yield Index	1.38
S&P DJ Global ex-US Select Real Estate Securities Net Index	0.825
FTSE Nareit All Mortgage Capped Index Total Return USD	0.825
Bloomberg Barclays CMBS: Erisa Eligible Unhedged USD	0.825
ICE BoAML 15+ Year Canada Government Index	0.50
Total	100.00%
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

ARCH CAPITAL	44	2022 THIRD QUARTER FORM 10-Q

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

ARCH CAPITAL	45	2022 THIRD QUARTER FORM 10-Q

RESULTS OF OPERATIONS

The following table summarizes our consolidated financial data, including a reconciliation of net income or loss available to Arch common shareholders to after-tax operating income or loss available to Arch common shareholders.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income available to Arch common shareholders	$6,917	$388,751	$586,693	$1,480,324
Net realized (gains) losses	183,674	25,040	742,667	(247,949)
Equity in net (income) loss of investment funds accounted for using the equity method	18,861	(105,398)	(75,505)	(299,270)
Net foreign exchange (gains) losses	(90,537)	(36,078)	(182,189)	(39,522)
Transaction costs and other	76	1,036	734	889
Loss on redemption of preferred shares	—	15,101	—	15,101
Income tax expense (benefit) (1)	(13,019)	6,236	(37,933)	32,100
After-tax operating income available to Arch common shareholders	$105,972	$294,688	$1,034,467	$941,673

Beginning common shareholders’ equity	$11,587,566	$12,706,072	$12,715,896	$12,325,886
Ending common shareholders’ equity	$10,965,110	$12,557,526	$10,965,110	$12,557,526
Average common shareholders’ equity	$11,276,338	$12,631,799	$11,840,503	$12,441,706

Annualized net income return on average common equity %	0.2	12.3	6.6	15.9
Annualized operating return on average common equity %	3.8	9.3	11.6	10.1
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
Insurance Segment
The following tables set forth our insurance segment’s underwriting results:

	Three Months Ended September 30,
	2022	2021	% Change
Gross premiums written	$1,862,026	$1,596,619	16.6
Premiums ceded	(493,267)	(442,806)
Net premiums written	1,368,759	1,153,813	18.6
Change in unearned premiums	(181,851)	(215,143)
Net premiums earned	1,186,908	938,670	26.4
Losses and loss adjustment expenses	(822,663)	(668,630)
Acquisition expenses	(232,469)	(152,467)
Other operating expenses	(165,499)	(138,931)
Underwriting income (loss)	$(33,723)	$(21,358)	(57.9)

Underwriting Ratios			% Point Change
Loss ratio	69.3%	71.2%	(1.9)
Acquisition expense ratio	19.6%	16.2%	3.4
Other operating expense ratio	13.9%	14.8%	(0.9)
Combined ratio	102.8%	102.2%	0.6

ARCH CAPITAL	46	2022 THIRD QUARTER FORM 10-Q

	Nine Months Ended September 30,
	2022	2021	% Change
Gross premiums written	$5,286,798	$4,381,372	20.7
Premiums ceded	(1,482,886)	(1,269,165)
Net premiums written	3,803,912	3,112,207	22.2
Change in unearned premiums	(488,164)	(488,636)
Net premiums earned	3,315,748	2,623,571	26.4
Losses and loss adjustment expenses	(2,053,161)	(1,750,257)
Acquisition expenses	(641,807)	(417,541)
Other operating expenses	(493,412)	(409,386)
Underwriting income (loss)	$127,368	$46,387	174.6

Underwriting Ratios			% Point Change
Loss ratio	61.9%	66.7%	(4.8)
Acquisition expense ratio	19.4%	15.9%	3.5
Other operating expense ratio	14.9%	15.6%	(0.7)
Combined ratio	96.2%	98.2%	(2.0)
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
Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,
	2022		2021
	Amount	%	Amount	%
Professional lines	$412,173	30.1	$310,185	26.9
Property, energy, marine and aviation	241,357	17.6	205,021	17.8
Programs	189,263	13.8	196,048	17.0
Excess and surplus casualty	110,917	8.1	98,320	8.5
Travel, accident and health	107,434	7.8	62,837	5.4
Construction and national accounts	98,381	7.2	102,294	8.9
Lenders products	41,889	3.1	38,905	3.4
Other	167,345	12.2	140,203	12.2
Total	$1,368,759	100.0	$1,153,813	100.0
2022 Third Quarter versus 2021 Period. Gross premiums written by the insurance segment in the 2022 third quarter were 16.6% higher than in the 2021 third quarter, while net premiums written were 18.6% higher. The higher level of net premiums written reflected increases in most lines of business, due in part to rate increases, new business opportunities and growth in existing accounts.

ARCH CAPITAL	47	2022 THIRD QUARTER FORM 10-Q

	Nine Months Ended September 30,
	2022		2021
	Amount	%	Amount	%
Professional lines	$1,109,416	29.2	$803,392	25.8
Property, energy, marine and aviation	687,742	18.1	564,462	18.1
Programs	482,003	12.7	503,822	16.2
Excess and surplus casualty	331,715	8.7	258,259	8.3
Travel, accident and health	378,736	10.0	226,214	7.3
Construction and national accounts	334,720	8.8	333,484	10.7
Lenders products	103,163	2.7	114,151	3.7
Other	376,417	9.9	308,423	9.9
Total	$3,803,912	100.0	$3,112,207	100.0
Nine Months Ended September 30, 2022 versus 2021 period. Gross premiums written by the insurance segment for the nine months ended September 30, 2022 were 20.7% higher than in the 2021 period, while net premiums written were 22.2% higher than in the 2021 period. The increase in net premiums written reflected growth in professional lines and in property, primarily due to rate increases, new business opportunities and growth in existing accounts, and in travel, primarily due to new business and growth in existing accounts.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,
	2022		2021
	Amount	%	Amount	%
Professional lines	$341,833	28.8	$249,007	26.5
Property, energy, marine and aviation	202,483	17.1	178,167	19.0
Programs	150,453	12.7	137,299	14.6
Excess and surplus casualty	100,175	8.4	84,048	9.0
Travel, accident and health	133,445	11.2	56,102	6.0
Construction and national accounts	109,905	9.3	104,261	11.1
Lenders products	33,253	2.8	33,030	3.5
Other	115,361	9.7	96,756	10.3
Total	$1,186,908	100.0	$938,670	100.0

	Nine Months Ended September 30,
	2022		2021
	Amount	%	Amount	%
Professional lines	$945,761	28.5	$662,776	25.3
Property, energy, marine and aviation	557,481	16.8	488,326	18.6
Programs	438,943	13.2	369,113	14.1
Excess and surplus casualty	289,305	8.7	232,314	8.9
Travel, accident and health	368,260	11.1	168,378	6.4
Construction and national accounts	306,204	9.2	317,597	12.1
Lenders products	91,435	2.8	119,507	4.6
Other	318,359	9.6	265,560	10.1
Total	$3,315,748	100.0	$2,623,571	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters. Net premiums earned for both 2022 periods were 26.4% higher than in the 2021 periods.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Current year	69.8%	71.7%	62.5%	67.2%
Prior period reserve development	(0.5)%	(0.5)%	(0.6)%	(0.5)%
Loss ratio	69.3%	71.2%	61.9%	66.7%
Current Year Loss Ratio.
2022 Third Quarter versus 2021 Period. The insurance segment’s current year loss ratio in the 2022 third quarter was 1.9 points lower than in the 2021 third quarter. The 2022 third quarter loss ratio reflected 13.4 points of current year catastrophic activity, primarily related to Hurricane Ian, compared to 12.2 points of catastrophic activity for the 2021 third quarter, primarily related to Hurricane Ida.
Nine Months Ended September 30, 2022 versus 2021 Period. The insurance segment’s current year loss ratio for the nine months ended September 30, 2022 was 4.7 points lower than in the 2021 period and reflected 6.1 points of current year catastrophic activity, primarily related to Hurricane Ian, Russia’s invasion of Ukraine and other natural catastrophes, compared to 7.0 points in the 2021 period. The balance of the change in the 2022 loss ratios resulted, in part, from changes in mix of business.

ARCH CAPITAL	48	2022 THIRD QUARTER FORM 10-Q

Prior Period Reserve Development.
The insurance segment’s net favorable development was $5.4 million, or 0.5 points, for the 2022 third quarter, compared to $5.1 million, or 0.5 points, for the 2021 third quarter, and $19.4 million, or 0.6 points, for the nine months ended September 30, 2022, compared to $13.1 million, or 0.5 points, for the 2021 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
2022 Third Quarter versus 2021 Period. The insurance segment’s underwriting expense ratio was 33.5% in the 2022 third quarter, compared to 31.0% in the 2021 third quarter. The increase in the 2022 third quarter was primarily due to growth in lines with higher acquisition costs, such as travel, higher contingent commission accruals on profitable business and a slightly lower ceded premium ratio. Partially offsetting this increase in the acquisition expense ratio was a reduction in the operating expense ratio where the growth in net earned premium outpaced the growth in operating expense.
Nine Months Ended September 30, 2022 versus 2021 period. The insurance segment’s underwriting expense ratio was 34.3% for the nine months ended September 30, 2022, compared to 31.5% for the 2021 period, with the increase primarily due to changing mix of business and growth in lines with higher acquisition costs.
Reinsurance Segment
The following tables set forth our reinsurance segment’s underwriting results:

	Three Months Ended September 30,
	2022	2021	% Change
Gross premiums written	$1,639,061	$1,251,760	30.9
Premiums ceded	(560,225)	(630,371)
Net premiums written	1,078,836	621,389	73.6
Change in unearned premiums	(77,062)	57,313
Net premiums earned	1,001,774	678,702	47.6
Other underwriting income (loss)	452	3,293
Losses and loss adjustment expenses	(927,911)	(545,846)
Acquisition expenses	(208,425)	(129,450)
Other operating expenses	(62,777)	(45,647)
Underwriting income (loss)	$(196,887)	$(38,948)	(405.5)

Underwriting Ratios			% Point Change
Loss ratio	92.6%	80.4%	12.2
Acquisition expense ratio	20.8%	19.1%	1.7
Other operating expense ratio	6.3%	6.7%	(0.4)
Combined ratio	119.7%	106.2%	13.5

	Nine Months Ended September 30,
	2022	2021	% Change
Gross premiums written	$5,151,401	$4,080,840	26.2
Premiums ceded	(1,770,807)	(1,535,607)
Net premiums written	3,380,594	2,545,233	32.8
Change in unearned premiums	(646,421)	(484,607)
Net premiums earned	2,734,173	2,060,626	32.7
Other underwriting income	5,814	3,148
Losses and loss adjustment expenses	(1,920,189)	(1,494,539)
Acquisition expenses	(569,915)	(381,060)
Other operating expenses	(198,606)	(150,856)
Underwriting income (loss)	$51,277	$37,319	37.4

Underwriting Ratios			% Point Change
Loss ratio	70.2%	72.5%	(2.3)
Acquisition expense ratio	20.8%	18.5%	2.3
Other operating expense ratio	7.3%	7.3%	—
Combined ratio	98.3%	98.3%	—
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

ARCH CAPITAL	49	2022 THIRD QUARTER FORM 10-Q

explosion, collapse, riot, vandalism, wind, tornado, flood and earthquake. Business is assumed on either a treaty basis or facultative basis.
Other: includes life reinsurance business, casualty clash business and, in limited instances, non-traditional business which is intended to provide insurers with risk management solutions that complement traditional reinsurance.
Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,
	2022		2021
	Amount	%	Amount	%
Other specialty	$381,004	35.3	$167,006	26.9
Property excluding property catastrophe	341,809	31.7	237,025	38.1
Casualty	230,308	21.3	187,066	30.1
Property catastrophe	77,606	7.2	(7,125)	(1.1)
Marine and aviation	28,633	2.7	19,159	3.1
Other	19,476	1.8	18,258	2.9
Total	$1,078,836	100.0	$621,389	100.0
2022 Third Quarter versus 2021 Period. Gross premiums written by the reinsurance segment in the 2022 third quarter were 30.9% higher than in the 2021 third quarter, while net premiums written were 73.6% higher. Net premiums written for the reinsurance segment in the 2021 third quarter were affected by a one time $161.2 million adjustment, resulting from retrocessions to Somers Re Ltd. (formerly known as Watford Re Ltd.) following its ownership change on July 1, 2021. Absent this item, net premiums written by the reinsurance segment were 37.9% higher than in the 2021 third quarter. The growth in net premiums written reflected increases in all lines of business, primarily related to rate increases, new business opportunities and growth in existing accounts.

	Nine Months Ended September 30,
	2022		2021
	Amount	%	Amount	%
Other specialty	$1,179,548	34.9	$747,662	29.4
Property excluding property catastrophe	936,270	27.7	778,959	30.6
Casualty	709,487	21.0	631,212	24.8
Property catastrophe	361,028	10.7	197,724	7.8
Marine and aviation	115,579	3.4	131,045	5.1
Other	78,682	2.3	58,631	2.3
Total	$3,380,594	100.0	$2,545,233	100.0
Nine Months Ended September 30, 2022 versus 2021 period. Gross premiums written by the reinsurance segment for the nine months ended September 30, 2022 were 26.2% higher than in the 2021 period, while net premiums written were 32.8% higher than in the 2021 period. The increase in net premiums written reflected growth in most lines of business, primarily due to new business, rate increases and growth in existing accounts.
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,
	2022		2021
	Amount	%	Amount	%
Other specialty	$330,142	33.0	$195,649	28.8
Property excluding property catastrophe	282,488	28.2	210,280	31.0
Casualty	221,636	22.1	159,697	23.5
Property catastrophe	117,820	11.8	61,107	9.0
Marine and aviation	25,182	2.5	29,818	4.4
Other	24,506	2.4	22,151	3.3
Total	$1,001,774	100.0	$678,702	100.0

	Nine Months Ended September 30,
	2022		2021
	Amount	%	Amount	%
Other specialty	$846,081	30.9	$571,364	27.7
Property excluding property catastrophe	781,562	28.6	600,842	29.2
Casualty	634,208	23.2	492,574	23.9
Property catastrophe	289,575	10.6	225,285	10.9
Marine and aviation	109,142	4.0	112,699	5.5
Other	73,605	2.7	57,862	2.8
Total	$2,734,173	100.0	$2,060,626	100.0
Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned by the reinsurance segment in the 2022 third quarter were 47.6% higher than in the 2021 third quarter, and reflect changes in net premiums written over the previous five quarters.
Other Underwriting Income (Loss).
Other underwriting income for the 2022 third quarter was $0.5 million, compared to $3.3 million for the 2021 third quarter, and $5.8 million for the nine months ended September 30, 2022, compared to $3.1 million for the 2021 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Current year	97.5%	91.1%	74.9%	78.3%
Prior period reserve development	(4.9)%	(10.7)%	(4.7)%	(5.8)%
Loss ratio	92.6%	80.4%	70.2%	72.5%

ARCH CAPITAL	50	2022 THIRD QUARTER FORM 10-Q

Current Year Loss Ratio.
2022 Third Quarter versus 2021 Period. The reinsurance segment’s current year loss ratio in the 2022 third quarter was 6.4 points higher than in the 2021 third quarter. The 2022 third quarter loss ratio reflected 42.8 points of current year catastrophic activity, primarily due to Hurricane Ian and other global events. The 2021 third quarter included 34.6 points of catastrophic activity, primarily related to Hurricane Ida and European floods.
Nine Months Ended September 30, 2022 versus 2021 Period. The reinsurance segment’s current year loss ratio for the nine months ended September 30, 2022 was 3.4 points lower than in the 2021 period and reflected 20.1 points of current year catastrophic activity, primarily related to Hurricane Ian, Russia’s invasion of Ukraine and other global events, compared to 20.1 points in the 2021 period.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $49.2 million, or 4.9 points, for the 2022 third quarter, compared to $72.3 million, or 10.7 points, for the 2021 third quarter, and $128.1 million, or 4.7 points, for the nine months ended September 30, 2022, compared to $119.6 million, or 5.8 points, for the 2021 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
2022 Third Quarter versus 2021 Period. The underwriting expense ratio for the reinsurance segment was 27.1% in the 2022 third quarter, compared to 25.8% in the 2021 third quarter, with the increase primarily resulting from higher level of pro rata business, which generally has higher ceding commissions than excess of loss business. Such increase in the acquisition expense ratio was partially offset by a lower operating expense ratio due to a higher level of earned premium.
Nine Months Ended September 30, 2022 versus 2021 period. The underwriting expense ratio for the reinsurance segment was 28.1% for the nine months ended September 30, 2022, compared to 25.8% for the 2021 period. The comparison of the underwriting expense ratios also reflected changes in the mix and type of business and a higher level of net premiums earned for the 2022 period.

Mortgage Segment
Our mortgage operations include U.S. and international mortgage insurance and reinsurance operations as well as participation in GSE credit risk-sharing transactions.
The following tables set forth our mortgage segment’s underwriting results.

	Three Months Ended September 30,
	2022	2021	% Change
Gross premiums written	$362,409	$360,934	0.4
Premiums ceded	(86,230)	(60,207)
Net premiums written	276,179	300,727	(8.2)
Change in unearned premiums	5,889	11,238
Net premiums earned	282,068	311,965	(9.6)
Other underwriting income	2,625	3,981
Losses and loss adjustment expenses	67,878	(11,543)
Acquisition expenses	(6,693)	(24,098)
Other operating expenses	(46,471)	(46,254)
Underwriting income	$299,407	$234,051	27.9

Underwriting Ratios			% Point Change
Loss ratio	(24.1)%	3.7%	(27.8)
Acquisition expense ratio	2.4%	7.7%	(5.3)
Other operating expense ratio	16.5%	14.8%	1.7
Combined ratio	(5.2)%	26.2%	(31.4)

	Nine Months Ended September 30,
	2022	2021	% Change
Gross premiums written	$1,099,144	$1,143,691	(3.9)
Premiums ceded	(241,097)	(171,923)
Net premiums written	858,047	971,768	(11.7)
Change in unearned premiums	9,190	10,735
Net premiums earned	867,237	982,503	(11.7)
Other underwriting income	6,130	15,026
Losses and loss adjustment expenses	187,163	(85,112)
Acquisition expenses	(27,343)	(84,297)
Other operating expenses	(150,064)	(143,697)
Underwriting income	$883,123	$684,423	29.0

Underwriting Ratios			% Point Change
Loss ratio	(21.6)%	8.7%	(30.3)
Acquisition expense ratio	3.2%	8.6%	(5.4)
Other operating expense ratio	17.3%	14.6%	2.7
Combined ratio	(1.1)%	31.9%	(33.0)

ARCH CAPITAL	51	2022 THIRD QUARTER FORM 10-Q

Premiums Written.
The following tables set forth our mortgage segment’s net premiums written by underwriting location:

	Three Months Ended September 30,
	2022		2021
	Amount	%	Amount	%
Underwriting location:
United States	$188,290	68.2	$221,315	73.6
Other	87,889	31.8	79,412	26.4
Total	$276,179	100.0	$300,727	100.0
2022 Third Quarter versus 2021 Period. Gross premiums written by the mortgage segment in the 2022 third quarter were 0.4% higher than in the 2021 third quarter, while net premiums written were 8.2% lower. Net premiums written for the 2022 third quarter reflected a higher level of premiums ceded than in the 2021 third quarter.

	Nine Months Ended September 30,
	2022		2021
	Amount	%	Amount	%
Underwriting location:
United States	$590,606	68.8	$703,489	72.4
Other	267,441	31.2	268,279	27.6
Total	$858,047	100.0	$971,768	100.0
Nine Months Ended September 30, 2022 versus 2021 Period. Gross premiums written by the mortgage segment for the nine months ended September 30, 2022 were 3.9% lower than in the 2021 period. The reduction in gross premiums written primarily reflected a lower U.S. primary mortgage insurance single premium volume and a decrease in monthly premiums. Net premiums written for the nine months ended September 30, 2022 were 11.7% lower than in the 2021 period and reflected a higher level of premiums ceded than in the 2021 period.
The persistency rate, which represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period, was 75.4% for the Arch MI U.S. portfolio of mortgage insurance policies at September 30, 2022, reflecting a lower level of mortgage refinancing activity, compared to 57.7% at September 30, 2021.
The following tables provide details on the new insurance written (“NIW”) generated by Arch MI U.S. NIW represents the original principal balance of all loans that received coverage during the period.

(U.S. Dollars in millions)	Three Months Ended September 30,
	2022		2021
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$17,425		$27,841

Credit quality (FICO):
>=740	$11,615	66.7	$17,514	62.9
680-739	5,322	30.5	9,012	32.4
620-679	485	2.8	1,315	4.7
<620	3	—	—	—
Total	$17,425	100.0	$27,841	100.0

Loan-to-value (LTV):
95.01% and above	$973	5.6	$1,554	5.6
90.01% to 95.00%	9,916	56.9	14,240	51.1
85.01% to 90.00%	4,839	27.8	8,394	30.1
85.00% and below	1,697	9.7	3,653	13.1
Total	$17,425	100.0	$27,841	100.0

Monthly vs. single:
Monthly	$16,911	97.1	$26,515	95.2
Single	514	2.9	1,326	4.8
Total	$17,425	100.0	$27,841	100.0

Purchase vs. refinance:
Purchase	$17,159	98.5	$25,711	92.3
Refinance	266	1.5	2,130	7.7
Total	$17,425	100.0	$27,841	100.0
(1)Represents the original principal balance of all loans that received coverage during the period.

ARCH CAPITAL	52	2022 THIRD QUARTER FORM 10-Q

(U.S. Dollars in millions)	Nine Months Ended September 30,
	2022		2021
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$60,939		$83,232

Credit quality (FICO):
>=740	$40,888	67.1	$54,572	65.6
680-739	18,376	30.2	25,543	30.7
620-679	1,667	2.7	3,117	3.7
<620	8	—	—	—
Total	$60,939	100.0	$83,232	100.0

Loan-to-value (LTV):
95.01% and above	$3,264	5.4	$4,646	5.6
90.01% to 95.00%	33,984	55.8	40,464	48.6
85.01% to 90.00%	17,163	28.2	25,381	30.5
85.01% and below	6,528	10.7	12,741	15.3
Total	$60,939	100.0	$83,232	100.0

Monthly vs. single:
Monthly	$58,984	96.8	$78,229	94.0
Single	1,955	3.2	5,003	6.0
Total	$60,939	100.0	$83,232	100.0

Purchase vs. refinance:
Purchase	$59,375	97.4	$71,226	85.6
Refinance	1,564	2.6	12,006	14.4
Total	$60,939	100.0	$83,232	100.0
Net Premiums Earned.
The following tables set forth our mortgage segment’s net premiums earned by underwriting location:

	Three Months Ended September 30,
	2022		2021
	Amount	%	Amount	%
Underwriting location:
United States	$196,874	69.8	$236,892	75.9
Other	85,194	30.2	75,073	24.1
Total	$282,068	100.0	$311,965	100.0
2022 Third Quarter versus 2021 Period. Net premiums earned for the 2022 third quarter were 9.6% lower than in the 2021 third quarter, and reflected a reduction in earnings from single premium policy terminations and a lower level of monthly premiums.

	Nine Months Ended September 30,
	2022		2021
	Amount	%	Amount	%

Underwriting location:
United States	$615,599	71.0	$747,830	76.1
Other	251,638	29.0	234,673	23.9
Total	$867,237	100.0	$982,503	100.0
Nine Months Ended September 30, 2022 versus 2021 Period. For the nine months ended September 30, 2022, net premiums earned were 11.7% lower than in the 2021 period, and reflected a lower level of earnings from single premium policy terminations and a decline in monthly premiums.
Other Underwriting Income (Loss).
Other underwriting income, which is primarily related to GSE credit risk-sharing transactions and our whole mortgage loan purchase and sell program was $2.6 million for the 2022 third quarter, compared to $4.0 million for the 2021 third quarter.
Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Current year	20.6%	18.2%	18.3%	18.8%
Prior period reserve development	(44.7)%	(14.5)%	(39.9)%	(10.1)%
Loss ratio	(24.1)%	3.7%	(21.6)%	8.7%
Current Year Loss Ratio.
2022 Third Quarter versus 2021 Period. The mortgage segment’s current year loss ratio was 2.4 points higher in the 2022 third quarter than in the 2021 third quarter. The higher current year loss ratio for the 2022 period reflected a lower level of net premiums earned in the U.S. primary mortgage insurance business.
Nine Months Ended September 30, 2022 versus 2021 Period. The mortgage segment’s current year loss ratio was 0.5 points lower for the nine months ended September 30, 2022 than for the 2021 period. The lower current year loss ratio for the 2022 period reflected lower delinquencies.
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $126.2 million, or 44.7 points, for the 2022 third quarter, compared to $45.1 million, or 14.5 points, for the 2021 third quarter, and $346.4 million, or 39.9 points, for the nine months ended September 30, 2022, compared to $99.1 million, or 10.1 points, for the 2021 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
2022 Third Quarter versus 2021 Period. The underwriting expense ratio for the mortgage segment was 18.9% in the 2022 third quarter, compared to 22.5% in the 2021 third quarter, with the decrease primarily due to lower acquisition expenses on Australian mortgage insurance following the acquisition of Westpac LMI in the 2021 third quarter and profit commissions adjustments related to favorable development of prior year loss reserves. Such amounts were partially offset by a lower level of net premiums earned in the U.S. primary mortgage insurance business.

ARCH CAPITAL	53	2022 THIRD QUARTER FORM 10-Q

Nine Months Ended September 30, 2022 versus 2021 period. The underwriting expense ratio for the mortgage segment was 20.5% for the nine months ended September 30, 2022, compared to 23.2% for the 2021 period, with the decrease primarily due to lower acquisition expenses on Australian mortgage insurance following the acquisition of Westpac LMI in the 2021 third quarter and profit commissions adjustments related to favorable development of prior year loss reserves. Such amounts were partially offset by a lower level of net premiums earned in the U.S. primary mortgage insurance business.
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
Net Investment Income.
The components of net investment income were derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Fixed maturities	$123,568	$75,964	$310,963	$232,690
Equity securities	4,261	9,867	16,620	23,799
Short-term investments	9,304	1,858	15,999	3,474
Other (1)	8,644	19,114	28,704	55,699
Gross investment income	145,777	106,803	372,286	315,662
Investment expenses (2)	(17,137)	(18,608)	(56,818)	(59,308)
Net investment income	$128,640	$88,195	$315,468	256,354
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.
(2)    Investment expenses were approximately 0.29% of average invested assets for the 2022 third quarter, compared to 0.32% for the 2021 third quarter, and 0.30% for the nine months ended September 30, 2022, compared to 0.32% for the 2021 period.
The higher level of net investment income for the 2022 period, primarily related to higher yields available in the financial market. The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 2.06% for the 2022 third quarter, compared to 1.41% for the 2021 third quarter, and 1.72% for the nine months ended September 30, 2022, compared to 1.40% for the 2021 period.
Corporate Expenses.
Corporate expenses were $17.6 million for the 2022 third quarter, compared to $18.6 million for the 2021 third quarter, and $76.9 million for the nine months ended September 30, 2022, compared to $59.3 million for the 2021 period. The increase in corporate expenses was primarily due to higher incentive compensation costs.
Other Income (Losses)
Other loss for the 2022 third quarter was $13.7 million, compared to a loss of $4.0 million for the 2021 third quarter, and a loss of $34.5 million for the nine months ended September 30, 2022, compared to an income of $1.2 million for the 2021 period. Amounts in both periods primarily reflect changes in the cash surrender value of our investment in corporate-owned life insurance.
Transaction Costs and Other.
Transaction costs and other were $0.1 million for the 2022 third quarter, compared to $1.0 million for the 2021 third quarter, and an expense of $0.7 million for the nine months ended September 30, 2022, compared to $0.8 million for the 2021 period. Amounts in the 2022 and 2021 periods reflect acquisitions activity for the respective periods.
Amortization of Intangible Assets.
Amortization of intangible assets for the 2022 third quarter was $26.1 million, compared to $20.1 million for the 2021 third quarter, and $80.5 million for the nine months ended September 30, 2022, compared to $48.9 million for the 2021 period. Amounts in 2022 and 2021 period primarily attributed to amortization of finite-lived intangible assets. The increase in amortization of intangible assets expense was a result of acquisitions closed during the 2021 period.
Interest Expense.
Interest expense was $33.1 million for the 2022 third quarter, compared to the $33.2 million for the 2021 third quarter, and $98.6 million for the nine months ended September 30, 2022, consistent with $98.8 million for the 2021 period. Interest expense primarily reflects amounts related to our outstanding senior notes.
Net Realized Gains or Losses.
We recorded net realized losses of $183.7 million for the 2022 third quarter, of which approximately 40% represented unrealized changes in the fair value of equity securities and assets accounted for using the fair value option, compared to net realized losses of $25.0 million for the 2021 third quarter, and net realized losses of $742.7 million for the nine months ended September 30, 2022, compared to net realized gains of $239.7 million for the 2021 period. Currently, our portfolio is

ARCH CAPITAL	54	2022 THIRD QUARTER FORM 10-Q

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
Equity in Net Income or Losses of Investment Funds Accounted for Using the Equity Method.
We recorded a loss of $18.9 million related to investment funds accounted for using the equity method in the 2022 third quarter, compared to an income of $105.4 million for the 2021 third quarter, and $75.5 million for the nine months ended September 30, 2022, compared to $299.3 million for the 2021 period. Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Investment funds accounted for using the equity method totaled $3.6 billion at September 30, 2022, compared to $3.1 billion at December 31, 2021. See note 7, “Investment Information—Investments Accounted For Using the Equity Method,” to our consolidated financial statements for additional information.
Net Foreign Exchange Gains or Losses.
Net foreign exchange gains for the 2022 third quarter were $90.5 million, compared to net foreign exchange gains for the 2021 third quarter of $36.1 million. Net foreign exchange gains for the nine months ended September 30, 2022 were $182.1 million, compared to net foreign exchange gains for the 2021 period of $39.7 million. Amounts in both periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income (loss) before income taxes, including income (loss) from operating affiliates, resulted in an expense of 3.0% for the nine months ended September 30, 2022, compared to 5.8% for the 2021 period. The effective tax rate for the nine months ended September 30, 2022 and 2021 periods included discrete income tax benefits of $36.5 million and $28.7 million, respectively. The discrete income tax benefits had the effect of decreasing the effective tax rate on net income available to Arch common shareholders by 5.7% and 1.7%, respectively. The discrete tax items in the 2022 and 2021 periods primarily related to the releases of valuation allowance on U.K. deferred tax assets. Our effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
Income or Losses from Operating Affiliates.
Income from operating affiliates for 2022 third quarter was $8.5 million, compared to $124.1 million for the 2021 third quarter, and $37.7 million for the nine months ended September 30, 2022, compared to $224.1 million for the 2021 period. Results for the 2021 period reflected a one-time gain of $95.7 million and $74.5 million realized from our investments in Somers and Coface SA, respectively. See note 7, “Investment Information—Investments in Operating Affiliates,” to our consolidated financial statements for additional information.
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
FINANCIAL CONDITION

Investable Assets Held by Arch
At September 30, 2022, approximately $18.3 billion, or 68.4%, of total investable assets held by Arch were internally managed, compared to $18.5 billion, or 67.3%, at December 31, 2021. See note 7, “Investment Information” to our consolidated financial statements for additional information.

	September 30, 2022,	December 31, 2021

Average effective duration (in years)	2.84	2.70
Average S&P/Moody’s credit ratings (1)	AA/Aa2	AA-/Aa3
(1)Average credit ratings on our investment portfolio on securities with ratings assigned by Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”).

ARCH CAPITAL	55	2022 THIRD QUARTER FORM 10-Q

The following table provides the credit quality distribution of our fixed maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
September 30, 2022
U.S. government and gov’t agencies (1)	$5,746,853	30.8
AAA	3,344,746	17.9
AA	2,030,730	10.9
A	3,382,545	18.1
BBB	3,001,304	16.1
BB	532,162	2.9
B	357,543	1.9
Lower than B	12,417	0.1
Not rated	242,730	1.3
Total	$18,651,030	100.0

December 31, 2021
U.S. government and gov’t agencies (1)	$5,063,191	27.5
AAA	3,783,386	20.5
AA	2,459,413	13.4
A	2,943,594	16.0
BBB	2,936,398	15.9
BB	501,588	2.7
B	371,747	2.0
Lower than B	43,756	0.2
Not rated	311,734	1.7
Total	$18,414,807	100.0
(1)Includes U.S. government-sponsored agency residential mortgage-backed securities and agency commercial mortgage-backed securities.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
September 30, 2022
0-10%	$10,662,904	$(551,217)	29.6
10-20%	5,851,810	(952,285)	51.2
20-30%	1,070,957	(326,093)	17.5
Greater than 30%	63,903	(31,059)	1.7
Total	$17,649,574	$(1,860,654)	100.0

December 31, 2021
0-10%	$12,231,146	$(166,867)	97.6
10-20%	16,884	(2,412)	1.4
20-30%	2,593	(759)	0.4
Greater than 30%	684	(916)	0.5
Total	$12,251,307	$(170,954)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at September 30, 2022, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
Bank of America Corporation	$430,809	A-/A2
JPMorgan Chase & Co.	297,868	A-/A1
Morgan Stanley	268,742	A-/A1
Citigroup Inc.	260,312	BBB+/A3
The Goldman Sachs Group, Inc.	243,516	BBB+/A2
Wells Fargo & Company	237,947	BBB+/A1
Blackstone Inc.	165,585	BBB/Baa3
Blue Owl Capital Inc.	157,904	BBB-/Baa3
UBS Group AG	125,810	A/Aa3
Dai-ichi Life Holdings, Inc.	106,357	AA-/A1
Total	$2,294,850
(1)Average credit ratings as assigned by S&P and Moody’s, respectively.
The following table provides information on our structured securities, which includes residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
September 30, 2022
RMBS	$602,423	$143,188	$17,760	$763,371
CMBS	18,022	957,327	88,889	1,064,238
ABS	—	1,410,672	180,970	1,591,642
Total	$620,445	$2,511,187	$287,619	$3,419,251

December 31, 2021
RMBS	$268,229	$129,296	$10,952	$408,477
CMBS	22,198	926,302	97,984	1,046,484
ABS	—	2,543,907	152,551	2,696,458
Total	$290,427	$3,599,505	$261,487	$4,151,419
The following table summarizes our equity securities, which include investments in exchange traded funds:

	September 30, 2022	December 31, 2021
Equities (1)	$527,658	$883,722
Exchange traded funds
Fixed income (2)	269,276	455,467
Equity and other (3)	26,840	491,474
Total	$823,774	$1,830,663
(1)Primarily in consumer non-cyclical, technology, communications, consumer cyclical and financial at September 30, 2022.
(2)Primarily in corporate at September 30, 2022.
(3)Primarily in large cap stocks, foreign equities, technology, healthcare and consumer discretionary at September 30, 2022.

For details on our other investments and other investable assets, see note 7, “Investment Information—Other Investments” to our consolidated financial statements.

ARCH CAPITAL	56	2022 THIRD QUARTER FORM 10-Q

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
Reinsurance
The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses (“LAE”) with unaffiliated reinsurers were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Premiums written:
Direct	$2,247,480	$1,993,098	$6,503,383	$5,795,236
Assumed	1,613,203	1,214,317	5,027,802	4,095,676
Ceded	(1,136,909)	(1,131,486)	(3,488,632)	(2,907,002)
Net	$2,723,774	$2,075,929	$8,042,553	$6,983,910

Premiums earned:
Direct	$2,067,084	$1,754,462	$5,925,934	$5,263,286
Assumed	1,525,027	1,129,434	4,037,580	3,169,016
Ceded	(1,121,361)	(954,559)	(3,046,356)	(2,433,634)
Net	$2,470,750	$1,929,337	$6,917,158	$5,998,668

Losses and LAE:
Direct	$1,228,281	$1,101,793	$3,016,634	$3,134,305
Assumed	1,370,308	961,285	2,661,854	2,182,852
Ceded	(915,893)	(837,059)	(1,892,301)	(1,728,207)
Net	$1,682,696	$1,226,019	$3,786,187	$3,588,950
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
The following table summarizes the respective coverages and retentions at September 30, 2022:

Bellemeade Entities (Issue Date)	Initial Coverage at Issuance	Current Coverage	Remaining Retention, Net
2017-1 Ltd. (1)	$368,114	$46,772	$137,613
2018-1 Ltd. (2)	374,460	103,131	136,200
2018-3 Ltd. (3)	506,110	217,701	143,738
2019-1 Ltd. (4)	341,790	119,193	109,450
2019-2 Ltd. (5)	621,022	347,050	182,251
2019-3 Ltd. (6)	700,920	257,663	203,047
2019-4 Ltd. (7)	577,267	283,684	136,334
2020-2 Ltd. (8)	449,167	123,049	233,262
2020-3 Ltd. (9)	451,816	276,954	159,632
2020-4 Ltd. (10)	337,013	112,191	137,694
2021-1 Ltd. (11)	643,577	540,267	152,499
2021-2 Ltd. (12)	616,017	551,307	140,012
2021-3 Ltd. (13)	639,391	627,436	136,033
2022-1 Ltd. (14)	316,760	316,760	150,269
2022-2 Ltd. (15)	327,165	327,165	222,386
Total	$7,270,589	$4,250,323	$2,380,420
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

ARCH CAPITAL	57	2022 THIRD QUARTER FORM 10-Q

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
(15) Issued in September 2022, covering in-force policies issued between November 1, 2021 and June 30, 2022. $201 million was directly funded by Bellemeade Re 2022-2 Ltd. via insurance-linked notes, with an additional $126 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
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
At September 30, 2022 and December 31, 2021, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	September 30, 2022	December 31, 2021
Insurance segment:
Case reserves	$2,214,924	$2,102,891
IBNR reserves	4,797,323	4,269,904
Total net reserves	7,012,247	6,372,795
Reinsurance segment:
Case reserves	1,720,426	1,733,571
Additional case reserves	583,197	426,531
IBNR reserves	3,100,704	2,656,527
Total net reserves	5,404,327	4,816,629
Mortgage segment:
Case reserves	542,975	741,897
IBNR reserves	222,194	226,604
Total net reserves	765,169	968,501
Total:
Case reserves	4,478,325	4,578,359
Additional case reserves	583,197	426,531
IBNR reserves	8,120,221	7,153,035
Total net reserves	$13,181,743	$12,157,925
At September 30, 2022 and December 31, 2021, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2022	December 31, 2021
Insurance segment:
Professional lines	$1,888,083	$1,673,615
Construction and national accounts	1,559,888	1,490,206
Programs	846,580	793,187
Excess and surplus casualty	739,676	657,307
Property, energy, marine and aviation	713,021	599,093
Travel, accident and health	132,337	96,051
Lenders products	40,960	58,351
Other	1,091,702	1,004,985
Total net reserves	$7,012,247	$6,372,795
At September 30, 2022 and December 31, 2021, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2022	December 31, 2021
Reinsurance segment:
Casualty	$2,223,204	$2,123,360
Other specialty	1,215,362	1,113,766
Property excluding property catastrophe	971,430	711,859
Property catastrophe	586,249	486,911
Marine and aviation	270,574	246,861
Other	137,508	133,872
Total net reserves	$5,404,327	$4,816,629

ARCH CAPITAL	58	2022 THIRD QUARTER FORM 10-Q

At September 30, 2022 and December 31, 2021, the mortgage segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2022	December 31, 2021
U.S. primary mortgage insurance (1)	$545,577	$710,708
U.S. credit risk transfer (CRT) and other	108,667	112,549
International mortgage insurance/ reinsurance	110,925	145,244
Total net reserves	$765,169	$968,501
(1)    At September 30, 2022, 34.9% of total net reserves represents policy years 2012 and prior and the remainder from later policy years. At December 31, 2021, 27.9% of total net reserves represent policy years 2012 and prior and the remainder from later policy years.
Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at September 30, 2022 and December 31, 2021:

(U.S. Dollars in millions)	September 30, 2022		December 31, 2021
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$294,857	58.8	$280,945	61.0
U.S. credit risk transfer (CRT) and other (2)	143,897	28.7	110,018	23.9
International mortgage insurance/reinsurance (3)	63,068	12.6	69,655	15.1
Total	$501,822	100.0	$460,618	100.0

Risk In Force (RIF) (4):
U.S. primary mortgage insurance	$75,343	85.1	$70,619	84.3
U.S. credit risk transfer (CRT) and other (2)	6,473	7.3	5,120	6.1
International mortgage insurance/reinsurance (3)	6,727	7.6	7,983	9.5
Total	$88,543	100.0	$83,722	100.0
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
The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at September 30, 2022:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2012 and prior	$10,362	3.5	$2,509	3.3	8.22%
2013	3,196	1.1	855	1.1	2.12%
2014	3,903	1.3	1,071	1.4	2.61%
2015	6,607	2.2	1,780	2.4	2.11%
2016	11,021	3.7	2,953	3.9	2.47%
2017	10,017	3.4	2,654	3.5	3.27%
2018	10,744	3.6	2,742	3.6	3.95%
2019	19,961	6.8	5,038	6.7	2.24%
2020	68,974	23.4	17,294	23.0	0.87%
2021	91,486	31.0	23,152	30.7	0.66%
2022	58,586	19.9	15,295	20.3	0.17%
Total	$294,857	100.0	$75,343	100.0	1.73%
(1)Represents the ending percentage of loans in default.
The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2021:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2012 and prior	$13,030	4.6	$2,960	4.2	8.48%
2013	4,206	1.5	1,148	1.6	2.63%
2014	4,822	1.7	1,328	1.9	3.14%
2015	8,703	3.1	2,340	3.3	2.67%
2016	14,344	5.1	3,841	5.4	3.29%
2017	13,128	4.7	3,436	4.9	4.09%
2018	14,046	5.0	3,562	5.0	5.28%
2019	25,841	9.2	6,467	9.2	3.13%
2020	82,502	29.4	20,341	28.8	0.97%
2021	100,323	35.7	25,196	35.7	0.29%
Total	$280,945	100.0	$70,619	100.0	2.36%
(1)Represents the ending percentage of loans in default.

ARCH CAPITAL	59	2022 THIRD QUARTER FORM 10-Q

The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at September 30, 2022 and December 31, 2021:

(U.S. Dollars in millions)	September 30, 2022		December 31, 2021
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$46,538	61.8	$42,451	60.1
680-739	24,671	32.7	23,646	33.5
620-679	3,850	5.1	4,196	5.9
<620	284	0.4	326	0.5
Total	$75,343	100.0	$70,619	100.0
Weighted average FICO score	748		746

Loan-to-value (LTV):
95.01% and above	$7,334	9.7	$7,538	10.7
90.01% to 95.00%	43,049	57.1	38,829	55.0
85.01% to 90.00%	20,876	27.7	20,006	28.3
85.00% and below	4,084	5.4	4,246	6.0
Total	$75,343	100.0	$70,619	100.0
Weighted average LTV	92.9%		92.8%

Total RIF, net of external reinsurance	$56,890		$54,574

(U.S. Dollars in millions)	September 30, 2022		December 31, 2021
	Amount	%	Amount	%
Total RIF by State:
California	$6,219	8.3	$5,559	7.9
Texas	6,080	8.1	5,594	7.9
Florida	3,275	4.3	3,303	4.7
Georgia	3,150	4.2	2,902	4.1
North Carolina	3,139	4.2	2,921	4.1
Illinois	3,087	4.1	2,933	4.2
Minnesota	2,996	4.0	2,916	4.1
Massachusetts	2,771	3.7	2,537	3.6
Virginia	2,647	3.5	2,446	3.5
Michigan	2,587	3.4	2,492	3.5
Other	39,392	52.3	37,016	52.4
Total	$75,343	100.0	$70,619	100.0
The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics:

(U.S. Dollars in thousands, except policy, loan and claim count)	Nine Months Ended
	September 30,
	2022	2021
Roll-forward of insured loans in default:
Beginning delinquent number of loans	27,645	52,234
New notices	26,328	26,483
Cures	(33,225)	(46,334)
Paid claims	(534)	(613)
Ending delinquent number of loans (1)	20,214	31,770

Ending number of policies in force (1)	1,168,735	1,188,768

Delinquency rate (1)	1.73%	2.67%

Losses:
Number of claims paid	534	613
Total paid claims	$16,865	$22,848
Average per claim	$31.6	$37.3
Severity (2)	74.3%	80.2%
Average case reserve per default (in thousands) (1)	$27.7	$23.5
(1)Includes first lien primary and pool policies.
(2)Represents total paid claims divided by RIF of loans for which claims were paid.
The risk to capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 7.6 to 1 at September 30, 2022, compared to 8 to 1 at December 31, 2021.
Shareholders’ Equity and Book Value per Share
The following table presents the calculation of book value per share:

(U.S. dollars in thousands, except share data)	September 30, 2022	December 31, 2021
Total shareholders’ equity available to Arch	$11,795,110	$13,545,896
Less preferred shareholders’ equity	830,000	830,000
Common shareholders’ equity available to Arch	$10,965,110	$12,715,896
Common shares and common share equivalents outstanding, net of treasury shares (1)	369,321,990	378,923,894
Book value per share	$29.69	$33.56
(1)Excludes the effects of 15,628,546 and 17,083,160 stock options and 560,945 and 729,636 restricted stock units outstanding at September 30, 2022 and December 31, 2021, respectively.

ARCH CAPITAL	60	2022 THIRD QUARTER FORM 10-Q

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
For the nine months ended September 30, 2022, Arch Capital received dividends of $735.3 million from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda based reinsurer and insurer which can pay approximately $3.1 billion to Arch Capital during the remainder of 2022 without providing an affidavit to the Bermuda Monetary Authority.
We expect that our liquidity needs, including our anticipated (re)insurance obligations and operating and capital expenditure needs, for at least the next twelve months and thereafter for the forseable future, will be met by funds generated from underwriting activities and investment income, as well as by our balance of cash, short-term investments, proceeds on the sale or maturity of our investments, and our credit facilities. On April 7, 2022 Arch Capital and certain of its subsidiaries amended the existing credit agreement. For details on our credit agreement, see note 10, “Commitments and Contingencies” to our consolidated financial statements.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities.

	Nine Months Ended
	September 30,
	2022	2021
Total cash provided by (used for):
Operating activities	$2,833,717	$2,580,697
Investing activities	(2,106,721)	(1,184,436)
Financing activities	(703,877)	(895,943)
Effects of exchange rate changes on foreign currency cash	(79,566)	(30,501)
Increase (decrease) in cash and restricted cash	$(56,447)	$469,817
•Cash provided by operating activities for the nine months ended September 30, 2022 primarily reflected a higher level premium volume than in the 2021 period.
•Cash used for investing activities for the nine months ended September 30, 2022 was higher than in the 2021 period. Activity for the 2022 period reflected a lower level of proceeds from sales and redemptions of fixed income securities. Activity for the 2021 period reflected cash used to invest in Coface and Somers.
•Cash used for financing activities for the nine months ended September 30, 2022 reflected $585.8 million of repurchases under our share repurchase program. Activity for the 2021 period, reflected $872.2 million of repurchases under our share repurchase program.
CAPITAL RESOURCES

The following table provides an analysis of our capital structure:

(U.S. dollars in thousands, except share data)	September 30, 2022	December 31, 2021
Senior notes	$2,725,153	$2,724,394

Shareholders’ equity available to Arch:
Series F non-cumulative preferred shares	330,000	330,000
Series G non-cumulative preferred shares	500,000	500,000
Common shareholders’ equity	10,965,110	12,715,896
Total	$11,795,110	$13,545,896

Total capital available to Arch	$14,520,263	$16,270,290

Debt to total capital (%)	18.8	16.7
Preferred to total capital (%)	5.7	5.1
Debt and preferred to total capital (%)	24.5	21.8
Arch MI U.S. is required to maintain compliance with the GSEs requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements as of September 30, 2022 with an estimated PMIER sufficiency ratio of 237%, compared to 197% at December 31, 2021.
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

ARCH CAPITAL	61	2022 THIRD QUARTER FORM 10-Q

GUARANTOR INFORMATION

The below table provides a description of our senior notes payable at September 30, 2022:

	Interest	Principal	Carrying
Issuer/Due	(Fixed)	Amount	Amount
Arch Capital:
May 1, 2034	7.350%	$300,000	$297,585
June 30, 2050	3.635%	1,000,000	988,891
Arch-U.S.:
Nov. 1, 2043 (1)	5.144%	500,000	495,156
Arch Finance:
Dec. 15, 2026 (1)	4.011%	500,000	497,962
Dec. 15, 2046 (1)	5.031%	450,000	445,559
Total		$2,750,000	$2,725,153
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
The following tables present condensed financial information for Arch Capital (parent guarantor) and Arch-U.S. (subsidiary issuer):

	September 30, 2022
	Arch Capital	Arch-U.S.
Assets
Total investments	$47,722	$169,143
Cash	12,798	7,463
Investment in operating affiliates	5,448	—
Due from subsidiaries and affiliates	1,485	15
Other assets	7,437	29,346
Total assets	$74,890	$205,967

Liabilities
Senior notes	1,286,476	495,156
Due to subsidiaries and affiliates	1,838	507,103
Other liabilities	36,038	41,580
Total liabilities	$1,324,352	$1,043,839

Non-cumulative preferred shares	$830,000	—

	December 31, 2021
	Arch Capital	Arch-U.S.
Assets
Total investments	$2,038	$137,124
Cash	16,317	18,392
Investment in operating affiliates	6,877	—
Due from subsidiaries and affiliates	—	26,000
Other assets	9,615	37,040
Total assets	$34,847	$218,556

Liabilities
Senior notes	1,286,208	495,063
Due to subsidiaries and affiliates	—	521,839
Other liabilities	24,767	47,410
Total liabilities	$1,310,975	$1,064,312

Non-cumulative preferred shares	$830,000	—

	September 30, 2022
Nine Months Ended	Arch Capital	Arch-U.S.

Revenues
Net investment income	$1,349	$600
Net realized gains (losses)	23	(338)
Equity in net income (loss) of investments accounted for using the equity method	—	6,913
Total revenues	1,372	7,175

Expenses
Corporate expenses	70,048	10,882
Interest expense	44,068	35,328
Total expenses	114,116	46,210

Income (loss) before income taxes and income (loss) from operating affiliates	(112,744)	(39,035)
Income tax (expense) benefit	—	7,918
Income (loss) from operating affiliates	(758)	—
Net income available to Arch	(113,502)	(31,117)
Preferred dividends	(30,552)	—
Net income (loss) available to Arch common shareholders	$(144,054)	$(31,117)

ARCH CAPITAL	62	2022 THIRD QUARTER FORM 10-Q

	December 31, 2021
Year Ended	Arch Capital	Arch-U.S.

Revenues
Net investment income	1,524	11,596
Net realized gains (losses)	—	72,437
Equity in net income (loss) of investments accounted for using the equity method	—	18,149
Total revenues	1,524	102,182

Expenses
Corporate expenses	71,818	5,875
Interest expense	58,741	47,292
Net foreign exchange (gains) losses	7	—
Total expenses	130,566	53,167

Income (loss) before income taxes and income (loss) from operating affiliates	(129,042)	49,015
Income tax (expense) benefit	—	(12,513)
Income (loss) from operating affiliates	(590)	—
Net income available to Arch	(129,632)	36,502
Preferred dividends	(48,343)	—
Loss on redemption of preferred shares	(15,101)	—
Net income (loss) available to Arch common shareholders	$(193,076)	$36,502
SHARE REPURCHASE PROGRAM

The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. For the nine months ended September 30, 2022, Arch Capital repurchased 12.9 million shares under the share repurchase program with an aggregate purchase price of $585.8 million. Since the inception of the share repurchase program through September 30, 2022, Arch Capital has repurchased 433.6 million common shares for an aggregate purchase price of $5.9 billion. At September 30, 2022, approximately $596.4 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.
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
Based on in-force exposure estimated as of October 1, 2022, our modeled peak zone catastrophe exposure was a windstorm affecting the Florida Tri-County, with a net probable maximum pre-tax loss of $851 million, followed by windstorms affecting the Gulf of Mexico and the Northeastern U.S. regions with net probable maximum pre-tax losses of $748 and $747 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes. As of October 1, 2022, our modeled peak zone earthquake exposure (San Francisco earthquake) represented approximately 69% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (UK windstorm) was substantially less than both our peak zone windstorm and earthquake exposures.
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

ARCH CAPITAL	63	2022 THIRD QUARTER FORM 10-Q

exposure estimated as of October 1, 2022, our modeled RDS loss was approximately 10% of tangible shareholders’ equity available to Arch.
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
MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of September 30, 2022. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks.
An analysis of material changes in market risk exposures at September 30, 2022 that affect the quantitative and qualitative disclosures presented in our 2021 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:
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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	—	+50	+100
September 30, 2022
Total fair value	$25.75	$25.40	$25.05	$24.70	$24.37
Change from base	2.8%	1.4%		(1.4)%	(2.7)%
Change in unrealized value	$0.70	$0.35		$(0.35)	$(0.68)

December 31, 2021
Total fair value	$25.79	$25.44	$25.21	$24.75	$24.43
Change from base	2.3%	0.9%		(1.8)%	(3.1)%
Change in unrealized value	$0.58	$0.23		$(0.45)	$(0.78)
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

ARCH CAPITAL	64	2022 THIRD QUARTER FORM 10-Q

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Credit Spread Shift in Percentage Points
	-100	-50	—	+50	+100
September 30, 2022
Total fair value	$26.03	$25.54	$25.05	$24.56	$24.07
Change from base	3.9%	2.0%		(2.0)%	(3.9)%
Change in unrealized value	$0.98	$0.49		$(0.49)	$(0.98)

December 31, 2021
Total fair value	$26.17	$25.69	$25.21	$24.72	$24.24
Change from base	3.8%	1.9%		(1.9)%	(3.8)%
Change in unrealized value	$0.97	$0.48		$(0.48)	$(0.97)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR measures the worst expected loss under normal market conditions over a specific time interval at a given confidence level. The 1-year 95th percentile parametric VaR reported herein estimates that 95% of the time, the portfolio loss in a one-year horizon would be less than or equal to the calculated number, stated as a percentage of the measured portfolio’s initial value. The VaR is a variance-covariance based estimate, based on linear sensitivities of a portfolio to a broad set of systematic market risk factors and idiosyncratic risk factors mapped to the portfolio exposures. The relationships between the risk factors are estimated using historical data, and the most recent data points are generally given more weight. As of September 30, 2022, our portfolio’s VaR was estimated to be 7.9% compared to an estimated 4.8% at December 31, 2021. In periods where the volatility of the risk factors mapped to our portfolio’s exposures is higher due to market conditions, the resulting VaR is higher than in other periods.
Equity Securities. At September 30, 2022 and December 31, 2021, the fair value of our investments in equity securities and certain investments accounted for using the equity method with underlying equity strategies totaled $0.8 billion and $1.4 billion, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $81.9 million and $137.5 million at September 30, 2022 and December 31, 2021, respectively, and would have decreased book value per share by approximately $0.22 and $0.36, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $81.9 million and $137.5 million at September 30, 2022 and December 31, 2021, respectively, and would have increased book value per share by approximately $0.22 and $0.36, respectively.
Investment-Related Derivatives. At September 30, 2022, the notional value of all derivative instruments (excluding foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $5.9 billion, compared to $6.4 billion at December 31, 2021. If the underlying exposure of each investment-related derivative held at September 30, 2022 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $58.6 million, and a decrease in book value per share of approximately $0.16 per share, compared to $63.8 million and $0.17 per share, respectively, on investment-related derivatives held at December 31, 2021. If the underlying exposure of each investment-related derivative held at September 30, 2022 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $58.6 million, and an increase in book value per share of approximately $0.16 per share, compared to $63.8 million and $0.17 per share, respectively, on investment-related derivatives held at December 31, 2021. See note 9, “Derivative Instruments,” to our consolidated financial statements for additional disclosures concerning derivatives.
For further discussion on investment activity, please refer to “Financial Condition—Investable Assets.”

ARCH CAPITAL	65	2022 THIRD QUARTER FORM 10-Q

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
The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	September 30, 2022	December 31, 2021
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(366,136)	$(825,371)
Shareholders’ equity denominated in foreign currencies (1)	978,889	1,095,706
Net foreign currency forward contracts outstanding (2)	8,369	15,151
Net exposures denominated in foreign currencies	$621,122	$285,486

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(62,112)	$(28,549)
Book value per share	$(0.17)	$(0.08)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$62,112	$28,549
Book value per share	$0.17	$0.08
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
Effects of Inflation
General economic inflation has increased in recent quarters and may continue to remain at elevated levels for an extended period of time. The potential also exists, after a catastrophe loss or pandemic events like COVID-19, for the development of inflationary pressures in a local economy. This may have a material effect on the adequacy of our reserves for losses and loss adjustment expenses, especially in longer-tailed lines of business, and on the market value of our investment portfolio through rising interest rates. The anticipated effects of inflation are considered in our pricing models, reserving processes and exposure management, across all lines of business and types of loss including natural catastrophe events. The actual effects of inflation on our results cannot be accurately known until claims are ultimately settled and will vary by the specific type of inflation affecting each line of business.
OTHER FINANCIAL INFORMATION

The consolidated financial statements as of September 30, 2022 have been reviewed by PricewaterhouseCoopers LLP, the registrant's independent public accountants, whose report is included as an exhibit to this filing. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information appearing above under the subheading “Market Sensitive Instruments and Risk Management” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which information is hereby incorporated by reference.

ARCH CAPITAL	66	2022 THIRD QUARTER FORM 10-Q

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
Changes in Internal Controls Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of September 30, 2022, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ARCH CAPITAL	67	2022 THIRD QUARTER FORM 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Repurchases of Equity Securities
The following table summarizes our purchases of common shares for the 2022 third quarter:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs ($000’s) (2)
7/1/2022-7/31/2022	235,544	$42.97	233,177	$596,541
8/1/2022-8/31//2022	24,798	45.56	3,017	$596,411
9/1/2022-9/30/2022	10,739	46.31	—	$596,411
Total	271,081	$43.34	236,194
(1)This column represents open market share repurchases, including an aggregate of 2,367, 21,781, and 10,739 shares repurchased by Arch Capital during July, August and September, respectively, other than through publicly announced plans or programs. We repurchased these shares from employees in order to facilitate the payment of withholding taxes on restricted shares granted and the exercise of stock appreciation rights, in each case at their fair value as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.
(2)This column represents the remaining approximate dollar amount available at the end of each applicable period under Arch Capital’s $1.5 billion share repurchase authorization from October 8, 2021. Repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

In accordance with Section 10a(i)(2) of the Securities and Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2022 third quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, which consisted of tax consulting services, tax compliance services and other accounting consulting services.

ARCH CAPITAL	68	2022 THIRD QUARTER FORM 10-Q

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ARCH CAPITAL	69	2022 THIRD QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Marc Grandisson
Date: November 3, 2022	Marc Grandisson
Chief Executive Officer (Principal Executive Officer)

/s/ François Morin
Date: November 3, 2022	François Morin
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer

ARCH CAPITAL	70	2022 THIRD QUARTER FORM 10-Q