Form 10-K
period 2022-12-31
ARCH CAPITAL GROUP LTD.
filed 2023-02-24
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	December 31, 2022	Commission File No.	001-16209
ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0374481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road,	Pembroke	HM 08,	Bermuda	(441)	278-9250
(Address of principal executive offices)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Shares, $0.0011 par value per share	ACGL	NASDAQ	Stock Market
Depositary shares, each representing a 1/1,000th interest in a 5.45% Series F preferred share	ACGLO	NASDAQ	Stock Market
Depositary shares, each representing a 1/1,000th interest in a 4.55% Series G preferred share	ACGLN	NASDAQ	Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as reported by the NASDAQ Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $16.3 billion.

As of February 17, 2023, there were 371,196,508 of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III and Part IV incorporate by reference our definitive proxy statement for the 2023 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2022.

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
•the effect of contagious diseases (including COVID-19) on our business;
•acts of terrorism, political unrest and other hostilities or other unforecasted and unpredictable events;
•availability to us of reinsurance to manage our gross and net exposures and the cost of such reinsurance;

ARCH CAPITAL	1	2022 FORM 10-K

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
•a disruption caused by cyber attacks or other technology breaches or failures on us or our business partners and service providers, which could negatively impact our business and/or expose us to litigation;
•statutory or regulatory developments, including as to tax matters and insurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers and/or changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers, including the possible implementation of the Organization for Economic Cooperation and Development (“OECD”) Pillar I and Pillar II initiatives; and
•the other matters set forth under Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K, as well as the other factors set forth in Arch Capital Group Ltd.’s other documents on file with the SEC, and management’s response to any of the aforementioned factors.
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

ARCH CAPITAL	2	2022 FORM 10-K

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
OUR COMPANY

General
Arch Capital is a publicly listed Bermuda exempted company with approximately $15.6 billion in capital at December 31, 2022 and is part of the S&P 500 index. Arch provides insurance, reinsurance and mortgage insurance on a worldwide basis through its wholly owned subsidiaries. While we are positioned to provide a full range of property, casualty and mortgage insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. For 2022, we wrote $11.1 billion of net premiums and reported net income available to Arch common shareholders of $1.4 billion. Book value per share was $32.62 at December 31, 2022, compared to $33.56 per share at December 31, 2021.
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
Our insurance underwriting platform initially consisted of our Bermuda and U.S. operations, followed by the establishment of our United Kingdom-based carrier, Arch Insurance (U.K.) Limited (“Arch Insurance (U.K.)”) in 2004 and Canadian operations in 2005. In 2009, we established a managing agency and syndicate at Lloyd’s of London (“Lloyd’s”) and significantly expanded our U.K. presence in 2019 through the acquisition of Barbican Group Holdings Limited (“Barbican Holdings”) and its subsidiaries (collectively, “Barbican”). Our U.S. platform grew with the 2018 acquisition of McNeil & Company, Inc. (“McNeil”), a U.S. nationwide leader in specialized risk management and program administration. See “Operations—Insurance Operations” for further details on our insurance operations.
Our reinsurance underwriting platform initially consisted of Arch Reinsurance Ltd. in Bermuda (“Arch Re Bermuda”) and Arch Reinsurance Company (“Arch Re U.S.”), our U.S.-licensed reinsurer. Our reinsurance operations in Europe began in 2006 in Zurich, Switzerland and with the formation of a Danish underwriting agency in 2007. In addition to the U.S. reinsurance treaty activities of Arch Re U.S., we launched our property facultative reinsurance underwriting operations in 2007, which underwrite in the U.S., Canada and Europe. In 2008, we formed Arch Reinsurance Europe Designated Activity Company (“Arch Re Europe”), our Ireland-based reinsurance company headquartered in Ireland with offices in Switzerland and the U.K. The acquisition of Barbican in 2019 also contributed to our reinsurance operations. In 2021, Arch Re Bermuda completed the acquisition of Somerset Bridge Group Limited, Southern Rock Holdings Limited and affiliates (“Somerset Group”). The acquisition included Somerset’s motor insurance managing general agent, distribution capabilities through

ARCH CAPITAL	3	2022 FORM 10-K

direct and aggregator channels, affiliated insurer and fully integrated claims operation. See “Operations—Reinsurance Operations” for further details on our reinsurance operations.
Our mortgage operations include U.S. and international mortgage insurance and reinsurance operations, as well as participation in government sponsored enterprise (“GSE”) credit risk-sharing transactions. The U.S. mortgage platform was established in 2014 and expanded greatly in 2016 through the acquisition of United Guaranty Corporation (“UGC”). Our U.S. primary mortgage operations provide mortgage insurance products and services to the U.S. market. These operations include providers which are also approved as eligible mortgage insurers by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a GSE. The mortgage operations also include participation in GSE credit risk-sharing transactions and direct mortgage insurance to U.S. mortgage lenders with respect to mortgages that lenders intend to retain in portfolio or include in non-agency securitizations along with mortgage insurance and reinsurance on a global basis. Our European business is written through our Ireland-based carrier, Arch Insurance (EU) Designated Activity Company (“Arch Insurance (EU)”), which was authorized in 2011 to provide mortgage insurance products and services to the European and U.K. markets. In 2019, Arch LMI Pty Ltd. (“Arch LMI”) was authorized by the Australian Prudential Regulation Authority (“APRA”) to write lenders’ mortgage insurance on a direct basis in Australia. We expanded our presence in Australia in August 2021 by acquiring Westpac Lenders Mortgage Insurance Limited, another APRA approved writer of lenders’ mortgage insurance, which has since been renamed Arch Lenders Mortgage Indemnity Ltd. (“Arch Indemnity”). In December 2022, we converted Arch LMI into a services company for our Australian LMI operations and the company relinquished its APRA authorization. See “Operations—Mortgage Operations” for further details on our mortgage operations.
It is our belief that our underwriting platform, our experienced management team and our strong capital base have enabled us to establish a strong presence in the markets in which we participate.
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
The Board of Directors of Arch Capital (the “Board”) has authorized the investment in Arch Capital’s common shares through a share repurchase program. Repurchases under the share repurchase program may be effected from time to time in open market or privately negotiated transactions through December 31, 2024. Since the inception of the share repurchase program in February 2007 through December 31, 2022, Arch Capital has repurchased 433.6 million common shares for an aggregate purchase price of $5.9 billion. At December 31, 2022, the total remaining authorization under the share repurchase program was $1.0 billion. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including results of operations, market conditions and the development of the economy, as well as other factors. We will consider share repurchases on an opportunistic basis. During the 2022 fiscal year, we repurchased 12,891,405 shares for an aggregate amount of $585.8 million under our share repurchase program.
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
COVID-19 Pandemic
The global pandemic resulting from the coronavirus (including variants of the coronavirus “COVID-19”) disrupted the global economy, causing a significant slowdown in economic activity around the world. Businesses around the world, including ours, were impacted by the restrictions on travel, some business activities and non-essential services and the severe curtailment of normal

ARCH CAPITAL	4	2022 FORM 10-K

activities. During 2022, the restrictions relating to the pandemic were largely lifted in the regions where we do business, shifting us to an endemic stage in 2023. Our employees and businesses have adapted to the changing needs of our clients, customers and business partners with our 5,800 employees returning to the office under a hybrid work model.
Insurance Operations
Our insurance operations are conducted in Bermuda, the United States, the United Kingdom, Europe, Canada, and Australia. Our insurance operations in Bermuda are conducted through Arch Insurance (Bermuda), a division of Arch Re Bermuda, and Alternative Re Limited.
In the U.S., our insurance group’s principal insurance subsidiaries are Arch Insurance Company (“Arch Insurance”), Arch Specialty Insurance Company (“Arch Specialty”), Arch Indemnity Insurance Company (“Arch Indemnity Insurance”) and Arch Property Casualty Insurance Company (“Arch P&C”). Arch Insurance is an admitted insurer in 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. Arch Specialty is an approved excess and surplus lines insurer in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and an authorized insurer in one state. Arch Indemnity Insurance is an admitted insurer in 50 states and the District of Columbia. Arch P&C, which is not currently writing business, is an admitted insurer in 40 states and the District of Columbia and is filing applications for admission in all remaining states where it is not yet admitted. Our insurance group also operates McNeil, a specialized risk manager and a program administrator based in Cortland, New York. The headquarters for our insurance group’s U.S. support operations (excluding underwriting units) are in Jersey City, New Jersey. The insurance group has offices throughout the U.S., including five regional offices located in Alpharetta, Georgia, Chicago, Illinois, New York, New York, San Francisco, California, Dallas, Texas and additional branch offices.
Our insurance operations in Canada are conducted through Arch Insurance Canada Ltd. (“Arch Insurance Canada”), a Canada domestic company which is authorized in all Canadian provinces and territories. Arch Insurance Canada is headquartered in Toronto, Ontario.
In 2019, Arch Insurance (EU), based in Dublin, Ireland, received authorization from the Central Bank of Ireland (“CBI”) to expand its authorized classes of business as part of our plan to address the U.K.’s departure from the European Union (“Brexit”). At the end of 2020, Arch Insurance (U.K.) received court approval in the U.K. to transfer its legacy book of business written in the European Economic Area (“EEA”) to Arch Insurance (EU) under Part VII of the U.K. Financial Services and Markets Act 2000. As
of January 2020, all of the insurance business in the European Union (“EU”) previously written by Arch Insurance (U.K.) is now written through Arch Insurance (EU). Arch Insurance (EU) has branches in Italy and the U.K.
We conduct insurance operations on several platforms in the U.K., including Arch Insurance (U.K.) and our Lloyd’s syndicates: Arch Syndicate 2012 (“Arch Syndicate 2012”) and Arch Syndicate 1955 (“Arch Syndicate 1955” and, together with Arch Syndicate 2012, our “Lloyd’s Syndicates”). Arch Managing Agency Limited (“AMAL”) is the managing agent of our Lloyd’s Syndicates. These operations provide us access to Lloyd’s extensive distribution network and worldwide licenses. AMAL also acts as managing agent for third party members of Arch Syndicate 1955. Arch Underwriting at Lloyd’s (Australia) Pty Ltd, based in Sydney, Australia, is a Lloyd’s services company which underwrites exclusively for our Lloyd’s Syndicates. As part of the Barbican acquisition, we also acquired Castel Underwriting Agencies Limited (“Castel”) in the U.K. and Castel Underwriting Europe BV in the Netherlands, giving us additional underwriting intermediary capabilities for our underwriting platforms. Collectively, the U.K. insurance operations are referred to as “Arch U.K.” Arch U.K. conducts its operations from London and other locations in the U.K.
Strategy. Our insurance group’s strategy is to operate in lines of business in which underwriting expertise can make a meaningful difference in operating results. The insurance group focuses on talent-intensive rather than labor-intensive business and seeks to operate profitably (on both a gross and net basis) across all of its product lines. To achieve these objectives, our insurance group’s operating principles are to:
•Capitalize on profitable underwriting opportunities. Our insurance group believes that its experienced management and underwriting teams are positioned to locate and identify business with attractive risk/reward characteristics. As profitable underwriting opportunities are identified, our insurance group will continue to grow its product portfolio in order to take advantage of market trends. This includes adding underwriting and other professionals with specific expertise in specialty lines of insurance.
•    Centralize responsibility for underwriting. Our insurance group consists of a range of product lines. The underwriting executive in charge of each product line oversees all aspects of the underwriting product development process within such product line. Our insurance group believes that centralizing the control of such product line with the respective underwriting executive allows for close management of underwriting and creates clear accountability for results. Our U.S. insurance group has five regional offices, and the

ARCH CAPITAL	5	2022 FORM 10-K

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
•    Focus on providing superior claims management. Our insurance group believes that claims handling is an integral component of credibility in the market for insurance products. We believe our ability to handle claims expeditiously and satisfactorily is a key to our success. Our insurance group employs experienced claims professionals and also utilizes experienced external claims managers (third party administrators) where appropriate.
•    Promote and utilize an efficient distribution system. Our insurance group believes that promoting and utilizing a multi-channel distribution system provides efficient access to its broad customer base. We work with select international, national and regional retail and wholesale brokers and leading managing general agencies and program administrators, including McNeil, to distribute our insurance products. The Arch U.K. Regional Division has a retail distribution network in the U.K.
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
Marketing. Our insurance group’s products are marketed principally through a group of licensed independent retail and wholesale brokers. Clients (insureds) are referred to our insurance group through a large number of international, national and regional brokers and captive managers who receive from the insured or insurer a set fee or brokerage commission usually equal to a percentage of gross premiums. Our insurance group may enter into contingent commission arrangements with some brokers that provided for the payment of additional commissions based on volume or profitability of business. Currently, some of our contracts with brokers provide for additional commissions based on volume. It is the practice for the brokers and producers to make the client aware of any contingent commissions arrangements that may be in place with us. We have also entered into service agreements with select international brokers that provide access to their proprietary industry analytics. In general, our insurance group has no implied or explicit commitments to accept business from any particular broker and neither brokers nor any other third parties have the authority to bind our insurance group, except in the case where underwriting authority may be delegated contractually to select program administrators. Such administrators are subject to a financial and operational due diligence review prior to any such delegation of authority and ongoing reviews and audits are carried out as deemed necessary by our insurance group to assure the continuing integrity of underwriting and related business operations. See “Risk Factors—Risks Relating to Our Industry, Business and Operations—We could be materially adversely affected to the extent that important third parties with whom we do business do not adequately or appropriately manage their risks, commit fraud or otherwise breach obligations owed to us.” For information on major brokers, see note 18, “Commitments and Contingencies—Concentrations of Credit Risk,” to our consolidated financial statements in Item 8.
Risk Management and Reinsurance. In the normal course of business, our insurance group may cede a portion of its premium on a quota share or excess of loss basis through treaty or facultative reinsurance agreements. Reinsurance arrangements do not relieve our insurance group from its

ARCH CAPITAL	6	2022 FORM 10-K

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
Reinsurance Operations
Our reinsurance operations are conducted on a worldwide basis through our reinsurance subsidiaries, Arch Re Bermuda, Arch Re U.S., Arch Syndicate 2012, Arch Syndicate 1955 and Arch Re Europe. Arch Re Bermuda is dual-licensed as a Class 4 general business insurer and Class C long-term insurer and is headquartered in Hamilton, Bermuda. Arch Re Bermuda has been approved as a “certified reinsurer” in certain U.S. states that allow reduced collateral for reinsurance ceded to such reinsurers. Arch Re Bermuda has also been approved in certain U.S. states as a “reciprocal jurisdiction reinsurer,” which allows ceding companies to eliminate collateral requirements for reinsurance ceded to such reinsurers and still take credit for that reinsurance. Arch Re U.S. is licensed or is an accredited or otherwise approved reinsurer in 50 states, the District of Columbia and Puerto Rico, the provinces of Ontario and Quebec in Canada with its principal U.S. offices in Morristown, New Jersey. Treaty operations in Canada are conducted through the Canadian branch of Arch Re U.S. (“Arch Re Canada”). Arch Re U.S. is also an admitted insurer in Guam. Our property facultative reinsurance operations are conducted primarily through Arch Re U.S. The property facultative reinsurance operations have offices throughout the U.S., Canada, Europe and the U.K. Arch Re Europe, licensed and authorized as a non-life reinsurer and a life reinsurer, is headquartered in Dublin, Ireland with branch offices outside the EEA in Zurich and London. AMAL is the managing agent for the reinsurance operations of Arch Syndicate 2012 and Arch Syndicate 1955.
In December 2022, Arch Group Reinsurance Ltd. (“AGRL”) was registered as a Class 3A general business insurer carrying on affiliated reinsurance business pursuant to the Insurance Act of 1978 of Bermuda. AGRL, a wholly-owned subsidiary of Arch-U.S., was established to provide internal quota share reinsurance covering certain U.S. lines of business. AGRL will be a U.S. taxpayer through a section 953(d) voluntary election under the Internal Revenue Code of 1986, as amended.
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

ARCH CAPITAL	7	2022 FORM 10-K

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

ARCH CAPITAL	8	2022 FORM 10-K

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
Mortgage Operations
Our mortgage operations include mortgage insurance and reinsurance in the U.S. and internationally, as well as participation in GSE credit risk-sharing transactions. Our mortgage group includes direct mortgage insurance in the U.S. primarily through Arch Mortgage Insurance Company, United Guaranty Residential Insurance Company, and Arch Mortgage Guaranty Company (together, “Arch MI U.S.”); mortgage reinsurance primarily through Arch Re Bermuda to mortgage insurers on both a proportional and non-proportional basis globally; mortgage insurance and reinsurance in the EEA and U.K. through Arch Insurance (EU), and in Australia through Arch Indemnity; and participation in various GSE credit risk-sharing products primarily through Arch Re Bermuda.
In 2014, we entered the U.S. mortgage insurance marketplace, underwriting on the Arch Mortgage Insurance Company platform. Arch Mortgage Insurance Company is licensed and operates in all 50 states, the District of Columbia and Puerto Rico. In December 2016, we completed the acquisition of UGC and its primary operating subsidiary, United Guaranty Residential Insurance Company, which is licensed and operates in all 50 states and the District of Columbia.
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
In 2019, Arch LMI was authorized by APRA to write lenders’ mortgage insurance. In August 2021, we acquired Arch Indemnity, which is also authorized by APRA to write lenders’ mortgage insurance. In December 2022, we converted Arch LMI to a services company for our Australian lenders mortgage insurance operations and the company relinquished its APRA authorization. Arch LMI and Arch Indemnity are headquartered in Sydney, Australia. Following the conversion of Arch LMI, Arch Indemnity is the primary provider of direct lenders’ mortgage insurance and reinsurance to the Australian market.
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

ARCH CAPITAL	9	2022 FORM 10-K

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
•Mortgage insurance and reinsurance in Europe and other countries where we identify profitable underwriting opportunities. Since 2011, Arch Insurance (EU) has offered mortgage insurance to European mortgage lenders in order to reduce lenders’ credit risk and regulatory capital requirements associated with the insured mortgages. In certain European countries, lenders purchase mortgage insurance to facilitate regulatory compliance with respect to high loan-to-value residential lending. Arch Insurance (EU) offers mortgage insurance on both a “flow” basis to cover new originations and through structured transactions to cover one or more portfolios of previously originated residential loans. Increasingly, Arch Insurance (EU) and Arch Re Bermuda are providing protection to European banks on structured capital relief transactions. In Australia, Arch Indemnity provides lenders’ mortgage insurance on a flow basis to cover new originations and offers coverage through structured transactions to cover one or more portfolios of previously originated residential loans.
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
•characteristics of the mortgage loan being insured and the value of the collateral securing the mortgage loan;
•financial strength, quality of operations and reputation of the lender originating the mortgage loan;
•expected future home price movements which vary by geography;

ARCH CAPITAL	10	2022 FORM 10-K

•projections of future loss frequency and severity; and
•adequacy of premium rates.
Sales and Distribution. In the U.S., we employ a sales force to directly sell mortgage insurance products and services to our customers, which include mortgage originators such as mortgage bankers, mortgage brokers, commercial banks, savings institutions, credit unions and community banks. Our largest single mortgage insurance customer in the U.S. (including branches and affiliates) accounted for 7.1% and 6.3% of our gross premiums written for the years ending December 31, 2022 and 2021, respectively. No other customer accounted for greater than 2.8% of the gross premiums written for the years ending December 31, 2022 and 2021, respectively. The percentage of gross premiums written on our top 10 customers was 23.6% and 22.7% as of December 31, 2022 and 2021, respectively. In Europe, Bermuda and Australia, our products and services are/or will be distributed on a direct basis and through brokers. Each country represents a unique set of opportunities and challenges that require knowledge of market conditions and client needs to develop effective solutions.
Risk Management. Exposure to mortgage risk is monitored globally and managed through underwriting guidelines, pricing, reinsurance, utilization of proprietary risk models, concentration limits and limits on net probable loss resulting from a severe economic downturn in the housing market. Exposure to climate risk has also been incorporated into the risk management framework of our mortgage group to monitor and manage our exposure to potential (i) losses related to the direct physical impact of extreme weather conditions or events in certain transactions; and/or (ii) adverse economic or housing market conditions caused by the physical impact of extreme weather conditions or events on a region or the financial impact of transitioning to a zero or low carbon economy on a region. Generally, mortgage insurance policies exclude direct physical losses resulting from physical damages, such as damaged caused by extreme weather events, though we do have some exposure to physical damage in certain GSE credit risk transfer (“CRT”) transactions. Additionally, we actively monitor developments in the housing market, financial regulation and public policy in the geographies where our mortgage group operates to facilitate implementation of laws, regulations and policies which support sustainable environmental behavior and mitigate the effects of climate change. For a discussion of our risk management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Estimates—Ceded Reinsurance” and “Risk Factors—Risks Relating to Our Industry, Business and Operations—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.”
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

ARCH CAPITAL	11	2022 FORM 10-K

•paying 100% of the loss amount in exchange for the insured’s conveyance to us of good and marketable title to the property, with us then selling the property for our own account.
While we select the claim settlement option that best mitigates the amount of our claim payment, in the U.S. we generally pay the coverage percentage multiplied by the loss amount.
Other Operations
In 2014, we and HPS Investment Partners, LLC (formerly Highbridge Principal Strategies, LLC) (“HPS”), sponsored the formation of Somers. Arch Re Bermuda invested $100.0 million in Somers common equity. Somers’ strategy is to combine a diversified reinsurance and insurance business with a disciplined investment strategy. Somers’ own management and board of directors are responsible for its results and profitability. Arch Re Bermuda has appointed three directors to serve on the seven person board of directors of Somers. In the 2020 fourth quarter, Arch Capital, Somers and Greysbridge, a wholly-owned subsidiary of Arch Capital, entered into a Merger Agreement pursuant to which, among other things, Arch Capital agreed to acquire all of the common shares of Somers not owned by Arch for a cash purchase price of $35.00 per common share. Arch Capital has assigned its rights under the Merger Agreement to Greysbridge. The merger and the related Greysbridge equity financing closed on July 1, 2021. Effective July 1, 2021, Somers is wholly owned by Greysbridge, and Greysbridge is owned 40% by Arch, 30% by certain investment funds managed by Kelso and 30% by certain investment funds managed by Warburg. See note 12, “Variable Interest Entity and Noncontrolling Interests,” to our consolidated financial statements in Item 8 for further details.
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
Climate Change Considerations
We are taking steps to address the effects of climate change and facilitate the transition toward decarbonization in all our underwriting segments. We seek to identify business opportunities associated with environmentally friendly trends and incentivize responsible environmental behaviors. We have adopted a thermal coal policy and provide environmentally sustainable insurance solutions in certain product lines.
HUMAN CAPITAL

We are driven by our common purpose of “Enabling Possibility” for our customers, our communities and our employees. This purpose is supported by our collaborative, results-driven culture which relies on our dedicated, engaged and talented people. By offering a meaningful and inclusive employee experience, we not only help people perform at their best among colleagues who care, but also support our strategy of delivering specialty products and innovative solutions to our customers in each of our business segments. As of February 1, 2023, we had just over 5,800 employees globally, compared to around 5,200 last year, which directly speaks to our ability to grow and retain our talent despite the challenges we all faced with the global pandemic. We have approximately 3,300 employees in North America (U.S., Canada and Bermuda), 1,500 employees in Europe and the U.K. and 1,000 employees in the Philippines, Australia and the rest of the world.
Our People and Culture. In 2022, Arch employees began to return to offices globally as the pandemic eased. We recognize the incredible resiliency of the team to work remotely for over two years while balancing that with the opportunity to maximize in-person collaboration across departments. Arch is providing flexibility in our return to office model utilizing specific “office days” for teams as part of a hybrid working model.
Through the global pandemic, the spirit of agility that is part of our entrepreneurial roots allowed us to transition virtually overnight to a home-based employee population. Since the start of the pandemic we recognized and supported the

ARCH CAPITAL	12	2022 FORM 10-K

wellness needs of our employees. We provided additional resources including webinars with a psychologist who specializes in building resilience and continued our Arch Cares program to provide financial support to employees affected by COVID-19.
An important part of our culture is building an inclusive, diverse workforce. By better reflecting the demographics in the markets in which we operate while also actively instilling norms for inclusive behavior, we leverage all the best contributions and thinking across our Company. To that end, we are committed to further integrating diversity and inclusion principles in our operations. In addition to “embedding” inclusion into our talent processes, e.g., promotion reviews, over 500 employees (mostly managers) have attended our intensive, six-week Fostering Inclusive Leadership program. Importantly, this program requires participants to complete a business-related project as well as attend group discussions, where participants focus on how to apply inclusive techniques into the work experience. Finally, in 2022 our six employee networks provided a forum for over 1,000 employees to share ideas, build community and belonging, provide leadership opportunities for members, and contribute meaningfully to business outcomes. Importantly, our networks include significant ally representation, which underscores the inclusive behavior of our people.
Talent Acquisition, Development, Rewards and Retention. Our employees are our greatest asset, and we maintain a sharp focus on improving the ways we attract, develop and retain our high-performing talent. Our goal is to cultivate a workplace culture where all our employees can thrive by building awareness of inclusive practices and incorporating them into our regular course of business. We continue to enhance our talent acquisition process through a new model which will modernize our approach to talent acquisition for candidates and hiring managers, while providing an enhanced ability to proactively source and build pipelines for the best diverse talent. The model will help streamline this process across our Company by using a common platform and approach, which we can easily scale as we grow.
We provide unique career growth opportunities through a combination of on-the-job training, exposure to top-notch colleagues who coach and mentor, and education and training programs designed to accelerate learning and applying new skills and behaviors. We offer competitive compensation and comprehensive benefits packages, including an employee share purchase plan, parental leave, generous contributions to retirement savings plans and programs to support employee mental and physical well-being. We recognize the financial burden of educational loans in the United States and have supported our employees with a student debt assistance program. Since the inception of the program in 2018, Arch has contributed $4.1 million to this program, including $0.9 million in 2022. We also match eligible contributions to qualified charitable organizations and employees are eligible to receive time-off to volunteer with an eligible non-profit organization. Our Arch Achieve program has recognized over 400 employees for excellence since its inception in 2009, and each recipient is awarded shares of our common stock (or a cash bonus in certain cases), to recognize their accomplishments.
In 2022, our senior leadership team was able to meet in person to dive deep into our business strategy and recruitment and employee retention strategy and enhance opportunities for employee development and networking opportunities globally.
In the U.S., we lowered the cost of benefits for many employees based on a tiered salary approach for the fall 2022 enrollment period. This is meant to address some of the impacts of inflation in 2023 for many employees who are hit the hardest by rising prices.
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

ARCH CAPITAL	13	2022 FORM 10-K

process, see note 6, “Short Duration Contracts,” to our consolidated financial statements in Item 8.
Unpaid and paid losses and loss adjustment expenses recoverable were approximately $6.6 billion at December 31, 2022. For detail on our unpaid and paid losses and loss adjustment expenses, see the Reinsurance Recoverables section of “Financial Condition, Reinsurance Recoverables” in Item 7.
INVESTMENTS

At December 31, 2022, total investable assets held by Arch were $28.1 billion. Our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to become more diversified and, as a result, we may in the future expand into areas which are not part of our current investment strategy. For detail on our investments, see the Investable Assets Held by Arch section of “Financial Condition” in Item 7 and note 9, “Investment Information,” to our consolidated financial statements in Item 8.
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
COMPETITION

The worldwide insurance markets are highly competitive. We compete, with major U.S. and non-U.S. insurers and reinsurers, some of which have greater financial, marketing and management resources and longer-term relationships with insureds and brokers than us. We compete primarily on the basis of overall financial strength, ratings assigned by independent rating agencies, geographic scope of business, strength of client relationships, premiums charged, contract terms and conditions, products and services offered, speed of claims payment, reputation, employee experience, and qualifications and local presence. See “Risk Factors—Risks Relating to Our Industry, Business and Operations—“We operate in a highly competitive environment, and we may not be able to compete successfully in our industry.”
In our property casualty insurance and reinsurance businesses, we compete with insurers and reinsurers that provide specialty property and casualty lines of insurance, including, but not limited to Allianz, American Financial Group, Inc., American International Group, Inc., Aviva, AXA XL, AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Limited, CNA Financial Corp., Convex Group Limited, Everest Re Group Ltd., Fairfax Financial Holdings Limited, Hannover Rück SE, The Hartford Financial Services Group, Inc., Liberty Mutual Group, Lloyd’s, Markel Corporation, Munich Re Group, PartnerRe Ltd., RenaissanceRe Holdings Ltd., RLI Corp., SCOR, Sompo International, Swiss Reinsurance Company, Tokio Marine, The Travelers Companies, Inc., W.R. Berkley Corp. and Zurich Insurance Group.
In our mortgage business, we compete with insurers and reinsurers that provide mortgage insurance, including the U.S mortgage insurance subsidiaries of Essent Group Ltd., Enact Holdings Inc., MGIC Investment Corporation, NMI Holdings Inc. and Radian Group Inc. The private mortgage insurance industry is highly competitive. Private mortgage insurers generally compete on the basis of underwriting guidelines, pricing, terms and conditions, financial strength, product and service offerings, customer relationships, reputation, the strength of management, technology, and innovation in the delivery and servicing of insurance products. Arch MI U.S. and other private mortgage insurers compete with federal and

ARCH CAPITAL	14	2022 FORM 10-K

state government agencies that sponsor their own mortgage insurance programs. The private mortgage insurers’ principal government competitor is the Federal Housing Administration (“FHA”) and, to a lesser degree, the U.S. Department of Veterans Affairs (“VA”). Future changes to the FHA program, including any reduction to premiums charged may impact the demand for private mortgage insurance.
In addition, Arch MI U.S. and other private mortgage insurers increasingly compete with multi-line reinsurers and capital markets alternatives to private mortgage insurance. The GSEs continued their respective mortgage CRT programs including the use of front and back-end transactions with multi-line reinsurers, with approximately 25 unique insurers that regularly participate in transactions in addition to funded credit investors. These transactions continue to create opportunities for multi-line property casualty reinsurance groups and capital markets participants.
In our non-U.S. mortgage insurance businesses, we compete with insurance subsidiaries of Helia Group Ltd. (formerly a Genworth Financial Inc. subsidiary) and QBE Insurance Group, Ltd. in Australia; in Europe, our competitors on structured capital relief transactions include approximately 5-10 highly rated multi-line (re)insurers in addition to over 30 funded credit investors.
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
Risk Management Process and Procedures. The following narrative provides an overview of our risk management framework and our methodology for identifying, measuring, managing and reporting on the key risks affecting us. It outlines our approach to risk identification and assessment and provides an overview of our risk appetite and tolerance for each of the following major risks: underwriting
(insurance) risk including pricing, reserving and catastrophe; investment including market and liquidity risks; group risk including strategic, governance, rating agency and capital market risk; credit risk; and operational risk, including regulatory, investor relations (reputational risk) and outsourcing risks. We view environmental, social and governance (“ESG”) – related risks not as standalone risks but as an integral part of our enterprise-wide risk management strategy. Consequently, evaluations of these risks are embedded throughout our risk management framework.
The framework includes details of our risk philosophy and policies to address the material risks confronting us and the approach and procedures to control and or mitigate these risks. The actions and policies implemented to meet our business management and regulatory obligations form the core of this framework. We have adopted a holistic approach to risk management by analyzing risk from both a top-down and bottom-up perspective.
Risk Identification and Assessment. The Finance, Investment and Risk Committee (“FIR Committee”), Audit Committee and Underwriting Oversight Committee of the Board oversee the top-down and bottom-up review of our risks. Given the nature and scale of our operations, these committees consider all aforementioned risks within the scope of the assessment. Arch Capital’s Chief Risk Officer (“CRO”) assists these committees in the identification and assessment of all key risks. The CRO is responsible for maintaining Arch Capital’s risk register and continually reviewing and challenging risk assessments, including the impact of emerging risks and significant business developments. Any new high-level risks or change in inherent or residual designations are brought to the Board’s or the relevant committee’s attention.
Risk Monitoring and Control. Arch Capital’s risk management framework requires risk owners to monitor key risks on a continuous basis. The highest residual risks are actively managed by the Board and relevant committees. The remaining risks are managed and monitored at a process level by the risk owners and/or the CRO. Risk owners have ultimate responsibility for the day-to-day management of each designated risk, reporting to the CRO on the satisfactory management and control of the risk and timely escalation of significant issues that may arise in relation to that risk. The CRO is responsible for overseeing the monitoring of all risks across the business and for communicating to the relevant risk owners if she becomes aware of issues, or potential and actual breaches of risk appetite, relevant to the assigned risks. A key element of these monitoring activities is the periodic evaluation of our position relative to risk tolerances and limits approved by the Board.

ARCH CAPITAL	15	2022 FORM 10-K

Risk Reporting. Quarterly, the CRO compiles the results of the key risk review process into a report to the Board and relevant committees for review and discussion at their next meeting. The report includes an overview of selected key risks; a risk dashboard that depicts the status of risk limit and tolerance metrics; changes in the rating of high-level risks in the Arch Capital risk register; and summaries of our largest exposures and reinsurance recoverables. If necessary, risk management matters reviewed at the committee meetings are presented for discussion by the Board. The CRO is responsible for immediately escalating any significant risk matters to executive management, the respective Board Committee and/or the Board for approval of the required remediation. As part of our corporate governance, the Board and certain of its committees hold regular executive sessions with members of our management team. These sessions are intended to ensure an open and frank dialogue exists about various forms of risk across the organization.
Implementation and Integration. We believe that an integrated approach to developing, measuring and reporting our Own Risk and Solvency Assessment (“ORSA”) is an important part of the risk management framework. The ORSA process provides the link between Arch Capital’s risk profile, its board-approved risk appetite including approved risk tolerances and limits, its business strategy and its overall solvency requirements. The ORSA is the entirety of the processes and procedures employed to identify, assess, monitor, manage, and report the short and long-term risks we face or may face and to determine the capital necessary to ensure that our overall solvency needs are met at all times. The ORSA also makes the link between actual reported results and the capital assessment.
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
Bermuda
General. Our main Bermuda insurance operating subsidiary, Arch Re Bermuda, is a Class 4 general business insurer and a Class C long-term insurer and is subject to the Insurance Act 1978 of Bermuda and related regulations, as amended (“Insurance Act”). Among other matters, the Insurance Act imposes certain solvency and liquidity standards, auditing and reporting requirements, the submission of certain period examinations of its financial conditions and grants the BMA powers to supervise, investigate, require information and demand the production of documents and intervene in the affairs of insurance companies. Significant requirements include the appointment of an independent auditor, the appointment of a loss reserve specialist, the appointment of a principal representative in Bermuda, the filing of annual Statutory Financial Returns, the filing of annual financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), the filing of an annual capital and solvency return, compliance with minimum and enhanced capital requirements, compliance with certain restrictions on reductions of capital and the payment of dividends and distributions, compliance with group solvency and supervision rules, if applicable, and compliance with the Insurance Code of Conduct (relating to corporate governance, risk management and internal controls).
Arch Re Bermuda must also comply with a minimum liquidity ratio and minimum solvency margin in respect of its general business. The minimum liquidity ratio requires that the value of relevant assets must not be less than 75% of the

ARCH CAPITAL	16	2022 FORM 10-K

amount of relevant liabilities. The minimum solvency margin, which varies depending on the class of the insurer, is determined as a percentage of either net reserves for losses and loss adjustment expenses (“LAE”) or premiums or pursuant to a risk-based capital measure. Arch Re Bermuda is also subject to an enhanced capital requirement (“ECR”) which is established by reference to either the Bermuda Solvency Capital Requirement model (“BSCR”) or an approved internal capital model. The BSCR model is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. The BMA has established a target capital level for each Class 4 insurer equal to 120% of its ECR. While a Class 4 insurer is not currently required to maintain its available statutory economic capital and surplus at this level, the target capital level serves as an early warning tool for the BMA, and failure to maintain statutory capital at least equal to the target capital level will likely result in increased regulatory oversight. As a Class C insurer, Arch Re Bermuda is also required to maintain available statutory economic capital and surplus in respect of its long-term business at a level equal to or in excess of its long-term enhanced capital requirement that is established by reference to either the Class C BSCR model or an approved internal capital model.
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

ARCH CAPITAL	17	2022 FORM 10-K

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
Insurance Sector Operational Cyber Risk Management Code of Conduct (“Cyber Risk Management Code of Conduct”). The BMA recognized that cyber incidents can cause significant financial losses and/or reputational impacts across the insurance industry and implemented the Cyber Risk Management Code of Conduct in October 2020. All Bermuda insurers, insurance managers and intermediaries registered under the Insurance Act are required to company with the BMA’s Cyber Risk Management Code of Conduct, which established duties, requirements and standards to be complied by each registrant in relation to operational cyber risk management. This requires Arch Re Bermuda to develop a cyber risk policy, which is to be delivered pursuant to an operational cyber risk management program and appoint an appropriately qualified member of staff or outsourced resource to the role of Chief Information Security Officer. The role of the Chief Information Security Officer is to deliver the operational cyber risk management program.
It is expected that the cyber risk policy will be approved by the Arch Re Bermuda board of directors at least annually. The BMA will assess Arch Re Bermuda’s compliance with the Cyber Risk Management Code of Conduct in a proportionate manner relative to the nature, scale and complexity of its business. Failure to comply with the requirements of the Cyber Risk Management Code of Conduct will be taken into account by the BMA in determining whether Arch Re Bermuda is conducting its business in a sound and prudent manner as prescribed by the Insurance Act and may result in the BMA exercising its powers of intervention and investigation.
Notification of Cyber Reporting Events. Every Bermuda insurer is required to notify the BMA forthwith on it coming to the knowledge of the insurer, or where the insurer has reason to believe that a Cyber Reporting Event has occurred. Within fourteen (14) days of such notification, the insurer must also furnish the BMA with a written report setting out all of the particulars of the Cyber Reporting Event that are available to it. A Cyber Reporting Event includes any act that results in the unauthorized access to, disruption, or misuse of electronic systems or information stored on such systems of an insurer, including breach of security leading to the loss or unlawful destruction or unauthorized disclosure of or access to such systems or information where there is a likelihood of an adverse impact to policyholders, clients or the insurer’s insurance business, or an event that has occurred for which notice is required to be provided to a regulatory body or government agency.

ARCH CAPITAL	18	2022 FORM 10-K

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
A U.S. primary insurer ordinarily will enter into a reinsurance agreement only if it is able to obtain credit for the reinsurance ceded on its U.S. statutory-basis financial statements. As a result of the requirements relating to the provision of credit for reinsurance, Arch Re U.S. and Arch Re Bermuda are indirectly subject to certain regulatory requirements imposed by U.S. jurisdictions in which ceding companies are domiciled. In general, credit for reinsurance is

ARCH CAPITAL	19	2022 FORM 10-K

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
U.S. primary insurers also may receive credit for reinsurance ceded to unauthorized reinsurers without collateral or with less than 100% collateral under revisions to the NAIC Credit for Reinsurance Model Law (#785) and the Credit for Reinsurance Model Regulation (#786) (collectively, the “NAIC Model Law and Regulation”). All U.S. states, the District of Columbia and Puerto Rico have adopted revisions to the NAIC Model Law and Regulation that allow full credit to U.S. ceding insurers for reinsurance ceded to reinsurers that have been approved as “certified reinsurers” based upon less than 100% collateralization. As of February 23, 2023, Arch Re Bermuda is approved as a “certified reinsurer” in 44 states with applications pending in 8 additional states and territories. In addition, 2019 amendments to the NAIC Model Law and Regulation eliminate reinsurance collateral requirements for reinsurers that (1) have their head office or are domiciled in member states of the EU, the U.K. and other jurisdictions deemed “reciprocal jurisdictions” by the NAIC (although individual states may reject the designation of such other jurisdictions as a “reciprocal jurisdiction”), and (2) have been approved as a “reciprocal jurisdiction reinsurer.” The NAIC list of reciprocal jurisdictions includes Bermuda, Japan and Switzerland. All U.S. states, the District of Columbia and Puerto Rico have adopted the 2019 amendments to the NAIC Model Law and Regulation. As of February 23, 2023, Arch Re Bermuda is approved as a “reciprocal jurisdiction reinsurer” in 45 states with applications pending in 7 additional states and territories.
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
Cybersecurity and Privacy. The NAIC has adopted an Insurance Data Security Model Law, requires insurers, insurance producers and other entities required to be licensed under state insurance laws to comply with certain requirements under state insurance laws, such as developing and maintaining a written information security program, conducting risk assessments and overseeing the data security practices of third-party vendors and meeting expanded breach notification requirements. This model law has been adopted in states in which our U.S. subsidiaries are licensed and operate. In addition, certain state insurance regulators are developing or have developed regulations that may impose regulatory requirements relating to cybersecurity on insurance and reinsurance companies (potentially including insurance and reinsurance companies that are not domiciled, but are licensed, in the relevant state). Many regulators, including the Federal Trade Commission (“FTC”), the New York Department of Financial Services (“NYDFS”), and the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), have issued new guidance on managing cybersecurity risks which expand existing regulatory requirements. Additional guidance and rules relating cybersecurity that are applicable to us are expected, especially from NYDFS.
In March 2022, the U.S. government passed the Cyber Incident Reporting for Critical Infrastructure Act of 2022, which will require companies deemed to be part of U.S. critical infrastructure to report any substantial cybersecurity incidents or ransom payments to the federal government within 72 and 24 hours, respectively. The implementing regulations are not expected for another two-to-three years. In addition, on March 9, 2022, the SEC proposed amendments to certain rules regarding cybersecurity disclosure in order to standardize and enhance disclosures made by public companies. Such rulemaking undertakes to expand security incident reporting requirements and may subject public companies to additional and uncertain requirements in the event of an actual or perceived security incident.
Privacy legislation and regulation has also become an issue of increasing focus in many states. The California Consumer Privacy Act of 2018 (“CCPA”), came into effect on January 1, 2020, and grants California consumers certain rights to, among other things, access and delete data about them subject to certain exceptions, as well as a private right of action related to cybersecurity breaches with statutory penalties. Additionally, the California Privacy Rights Act of 2020 (“CPRA”) passed as part of the November 2020 ballot and became fully effective on January 1, 2023. The CPRA applies to some of our data collecting and processing activities, and it provides for additional consumer privacy rights, and additional regulatory obligations over certain data. It also created a new privacy focused California regulatory agency with enforcement authority, the California Privacy Protection Agency (“CPPA”). The CPPA is also currently finalizing proposed regulations implementing the CPRA, and

ARCH CAPITAL	20	2022 FORM 10-K

is mandated by the CPRA to adopt additional regulations that have yet to be proposed.
A range of new cybersecurity and privacy laws are also under consideration in other states, as well as by the federal government. The American Data Privacy and Protection Act introduced in the U.S. Congress, if enacted, would also apply to our U.S. operations. Several states, including Virginia, Colorado, Connecticut and Utah, have adopted new comprehensive data privacy legislation that is coming into effect in 2023. While these state laws provide consumer privacy rights and protections like those in the CCPA and CPRA, they exempt entities subject to the Gramm-Leach-Bliley Act from their requirements.
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
Climate Change and Financial Risks. U.S. state insurance regulators have increased their oversight of insurance company governance, reporting and disclosure relating to the potential risks presented by climate change and one or more states may adopt climate-change-related requirements that impact our insurance and reinsurance companies. In 2020, NYDFS issued a circular letter stating that NYDFS expects insurers authorized in New York to integrate the consideration of climate risks into their governance frameworks, risk management processes and business strategies, including the designation of a board committee or member and senior management function to be accountable for the company’s assessment and management of the financial risks from climate change. In 2021, NYDFS issued additional Guidance for New York Domestic Insurers on Managing the Financial Risks from Climate Change that reiterates many of the principles outlined in the 2020 circular letter. New York and other states also require licensed insurers with countrywide premium written of at least $100 million to annually provide disclosure of their assessment and management of climate related risks.
Federal Regulation. Although state regulation is the dominant form of regulation for insurance and reinsurance business, a number of federal laws affect and apply to the insurance industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) created the Federal Insurance Office (“FIO”) within the Department of Treasury (“U.S. Treasury”), which is not a federal regulator or supervisor of insurance, but monitors the insurance industry for systemic risk, administers the Terrorism Risk Insurance Program (“TRIP”), consults with the states regarding insurance matters, develops federal policy on aspects of international insurance matters, and is authorized to assist the U.S. Secretary of the Treasury in negotiating “covered agreements” between the U.S. and foreign governments that address insurance prudential measures. In 2022 and 2021, the FIO requested public comment on insurance responses to climate-related financial risks and catastrophic cyber incidents affecting critical infrastructure. This information gathering could culminate in recommendations for new legislation to the U.S. Congress. On October 18, 2022, the FIO issued a proposed data collection from insurers to assess climate related financial risk across the United States. See “Risk Factors—Risks Relating to Our Industry, Business and Operations—We could face unanticipated losses from war, terrorism, cyber attacks, pandemics and political instability, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations” for more information on TRIP.

ARCH CAPITAL	21	2022 FORM 10-K

Certain other federal laws also directly or indirectly impact mortgage insurers, including the Real Estate Settlement Procedures Act of 1974, the Homeowners Protection Act of 1998, the Equal Credit Opportunity Act, the Fair Housing Act, the Truth In Lending Act, the Fair Credit Reporting Act of 1970, and the Fair Debt Collection Practices Act. Among other things, these laws and their implementing regulations prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, govern the circumstances under which companies may obtain and use consumer credit information, define the manner in which companies may pursue collection activities, and require disclosures of the cost of credit and provide for other consumer protections.
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
Russian Sanctions. The U.S. first imposed sanctions on the Russian Federation following its annexation of Crimea in 2014. Since February 2022, the U.S. has imposed additional sanctions on Russia in response to the Russian invasion of Ukraine and the ongoing hostilities. Given the evolving situation, we are closely monitoring developments and the sanctions imposed, to ensure our business remains in compliance with any applicable sanctions measures imposed.

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
United Kingdom
General. The Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”) regulate insurance and reinsurance companies and the FCA regulates firms carrying on insurance distribution activities operating in the U.K. under the Financial Services and Markets Act 2000 (the “FSMA”). In May 2004, Arch Insurance (U.K.) was granted the relevant permissions for the classes of insurance business which it underwrites in the U.K. AMAL currently manages Arch Syndicate 2012 and Arch Syndicate 1955 pursuant to its authorizations by the U.K. regulators and Lloyd’s. All U.K. companies are also subject to a range of statutory provisions, including the laws and regulations of the Companies Act 2006 (as amended) (the “U.K. Companies Act”).
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

ARCH CAPITAL	22	2022 FORM 10-K

PRA and the FCA adopt separate methods of assessing regulated firms on a periodic basis. Arch Insurance (U.K.) and AMAL are subject to periodic assessment by the PRA along with all regulated firms. Arch Insurance (U.K.) and AMAL are subject to regulation by both the PRA and FCA. Castel is authorized and regulated by the FCA and is subject to periodic assessment and review by the FCA.
Lloyd’s Supervision. The operations of AMAL (as managing agent of Arch Syndicate 2012 and Arch Syndicate 1955) and each syndicate’s respective corporate members, are subject to the byelaws and regulations made by (or on behalf of) the Council of Lloyd’s, and requirements made under those byelaws. The Council of Lloyd’s, established in 1982 by Lloyd’s Act 1982, has overall responsibility and control of Lloyd’s. Those byelaws, regulations and requirements provide a framework for the regulation of the Lloyd’s market, including specifying conditions in relation to underwriting and claims operations of Lloyd’s participants. The Council of Lloyd’s has discretionary powers to regulate corporate members’ underwriting at Lloyd’s. Lloyd’s is also subject to the provisions of the FSMA. Lloyd's is authorized by the PRA and regulated by the PRA and FCA. Those entities acting within the Lloyd’s market are required to comply with the requirements of the FSMA and provisions of the PRA’s or FCA's rules, although the PRA has delegated certain of its powers, including some of those relating to prudential requirements, to Lloyd’s. Each corporate member of Lloyd’s is required to contribute a percentage of the member’s premium income for each year of account to the Lloyd’s central fund. The Lloyd’s central fund is available if members of Lloyd’s assets are not sufficient to meet claims for which the member is liable. Each corporate member of Lloyd’s may also be required to contribute to the central fund by way of a supplement to a callable layer of up to 5% of the corresponding member’s premium income limit for the relevant year of account.
Principles for doing business at Lloyd’s (the “Principles”) replaced the Lloyd’s Minimum Standards (the previous regime which set out the Lloyd’s regulatory requirements for Lloyd’s managing agents) and became effective from the third quarter of 2022. The Principles set out the fundamental responsibilities expected of all managing agents, including AMAL, and is the basis against which Lloyd’s will review and categorize all syndicates and managing agents in terms of their capacity and performance. While offering greater flexibility, the principles-based oversight requires greater reliance on AMAL to interpret and apply the rules.
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
The U.K. government commenced a post-Brexit review of Solvency II in June 2020. The response to the review, published in early July 2021, suggested that there will likely be changes in the U.K. Solvency II framework, including the removal of certain prescriptive requirements. In parallel, the PRA also undertook a review of Solvency II and, launched a quantitative study which contained both quantitative studies and qualitative questions intended to guide future reforms of Solvency II in the U.K. Additionally, the U.K. government had undertaken a Future Regulatory Framework Review to determine how the financial services regulatory framework should adapt to the U.K.’s new position outside of the EU. On April 28, 2022, HM Treasury announced a third consultation period for Solvency II, which will inform the design of the final reform package. In HM Treasury’s consultation response, published on November 17, 2022, the government stated it will introduce a simpler, clearer and more tailored regime. Significant changes to be introduced by these reforms include the proposal to reduce the risk margin component of the solvency capital calculation by 30% for general insurers and remove branch capital requirements.

In January 2022, the U.K. Parliament, via its Industry and Regulators Committee (the “Committee”), launched an inquiry into the U.K. insurance and reinsurance industry and, specifically, into the regulation of the London market, the U.K.’s market for commercial and wholesale specialty risks. The inquiry reviewed the extent to which regulatory policy is well-designed and proportionately applied, the possibilities for optimizing policy following Brexit, the roles of the current U.K. regulators, such as the FCA and the Bank of England, as well as the appropriateness of regulation. Following its enquiry, the Committee outlined industry

ARCH CAPITAL	23	2022 FORM 10-K

concerns regarding a perceived lack of proportionality in the regulation of the London Market by the PRA and FCA, which was described as overly burdensome and demanding. The Committee explained industry concerns that an overly inflexible culture within the regulators may inhibit new forms of business within the U.K.’s commercial (re)insurance industry. The result of these reviews by the U.K. government may have an impact on whether the U.K. is granted Solvency II equivalence status by the EU in any of the three areas to which equivalence applies.
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
Despite the loss of passporting rights, AMAL, Syndicate 2012 and Syndicate 1955 are still able to write business in the EEA via the Lloyd’s Insurance Company, S.A. (“Lloyd’s Brussels”). Lloyd’s has been in discussions with the Belgium Financial Services Markets Authority (“Belgium FSMA”) and the National Bank of Belgium regarding the Lloyd’s Brussels operating model. In January 2021, Lloyd’s released a communication stating that its discussions with supervisors had focused on certain risk placement services for open market business which was being performed by managing agents on behalf of Lloyd’s Brussels. Lloyd’s Brussels is in an ongoing dialogue with the Belgium FSMA in its effort to overhaul its initial underwriting structures and is deploying significant efforts and investment to adjust its operating model to satisfy the Belgian authority in the post-Brexit environment. This may have an impact on the way managing agents and syndicates access and operate on the Lloyd’s platform. Lloyd’s Brussels is seeking to ensure that the claims it pays and complaints it processes preserve the objectives of policyholder protection and market discipline under the Insurance Distribution Directive.
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

ARCH CAPITAL	24	2022 FORM 10-K

“Risk Factors—Risks Relating to Our Industry, Business and Operations—New legislation or regulations relating to the U.K.’s withdrawal from the EU could adversely affect us.”
On December 24, 2020, the EU and the U.K. agreed the EU-U.K. Trade Cooperation Agreement (the “TCA”) which details the terms of the future cooperation between the U.K. and the EU. The TCA was signed by both the EU and U.K. on December 30, 2020 and entered into force on May 1, 2021. The TCA did not preserve the status of financial services and as a result, under the provisions of the TCA, EEA financial institutions (including our Irish operating subsidiaries) lost their passporting rights into the U.K. Absent any future agreement between the U.K. and the EU on the provision of financial services by U.K. financial institutions into the EU, the post-Brexit status and rules applicable to U.K. branches of EEA financial institutions will be primarily driven by U.K. law and regulation. See “Risk Factors—Risks Relating to Our Industry, Business and Operations—New legislation or regulations relating to the U.K.’s withdrawal from the EU could adversely affect us.”
In February 2022, a U.K.-EU Financial Services inquiry was launched by the U.K. Parliament. The European Affairs Committee (“EA Committee”) published the report in June 2022, finding that the TCA contains only limited provisions relating to insurance and financial services and raising concerns about the lack of a functioning framework for U.K.-EU co-operation. The report also found an absence of EU equivalence decisions over financial services, which will determine how London will fit into the EU market post-Brexit. Overall, the EA Committee called on the U.K. government to step up its political and diplomatic engagement with the EU regarding financial services. In June 2022, the Treasury Select Committee announced the formation of a subcommittee to scrutinize proposed post-Brexit financial regulations in the U.K., replacing the role previously held by the EU. See “Risk Factors—Risks Relating to Our Industry, Business and Operations—New legislation or regulations relating to the U.K.’s withdrawal from the EU could adversely affect us.”
ESG Considerations. The U.K. government has a long-term ambition to “green” the financial system and align it with the U.K.’s 2050 “Net Zero” target (i.e.,100% greenhouse gas emissions reduction) under the Climate Change Act 2008. As part of those efforts, on January 17, 2022, the U.K. passed mandatory climate related financial disclosure requirements under the Companies (Strategic Report) (Climate-related Financial Disclosure) Regulations 2022. The regulations apply to large companies (including some of our U.K. entities) for financial years starting on or after April 6, 2022. The regulations generally align risk disclosures (aligned with the recommendations of the Taskforce on Climate-related Financial Disclosures (“TCFD”)).
In 2021, the U.K. government published its Greening Finance Roadmap to Sustainable Investing (the “Roadmap”), which announced proposals to extend the scope of the U.K.’s sustainable finance framework beyond climate change. Further to the Roadmap, the FCA issued a consultation paper in November 2022 on its proposed regime of Sustainability Disclosure Requirements (“SDR”), which would require corporate disclosures, asset manager and asset owner disclosures, and investment product disclosures covering a broader range of sustainability topics. The SDR rules are expected to be finalized in the first half of 2023, with disclosures applying from 2024 and reporting commencing in 2025.
In October 2022, the Green Technical Advisory Group ("GTAG") published its advice to the U.K. government on the development of the U.K. Green Taxonomy. Whilst not binding, the GTAG advice gives a likely indication as to what the U.K. Green Taxonomy may look like and how it might differ from the EU Sustainable Finance Taxonomy Regulation (“EU Taxonomy”). The GTAG report notes that the primary focus of the U.K. Green Taxonomy should be on investors and financial market participants and, as many U.K. financial market participants will also be subject to the EU Taxonomy, the U.K. should ensure close alignment with the EU Taxonomy so as to limit divergence and market fragmentation. If the GTAG advice is adopted, the U.K. Green Taxonomy should align with the EU Taxonomy except where doing so impact the simplicity or usability of the activity classification system or increases the risk of greenwashing.
On December 14, 2022, the U.K. Government said it would delay secondary legislation under the taxonomy regulations (originally anticipated by the end of 2022). Instead, the U.K. will restate EU law around the taxonomy and take another year to decide the U.K.’s approach. In addition, Lloyd’s has mandated that managing agents must create an ESG framework and strategy, for sign-off in the 2023 business planning cycle. Lloyd’s has also imposed ESG focused outcomes by way of the Principles with a particular focus on culture, investment and underwriting profitability. See “Lloyd’s Supervision” above for additional details.
Russian Sanctions. Since the Russian invasion of Ukraine in February 2022, the U.K. government has instituted a new sanctions regime targeting Russia. The sanctions imposed include prohibitions on providing financial services (including insurance and reinsurance) to persons connected with Russia in relation to certain restricted goods and services, and the freezing of assets owned or controlled by designated persons. The U.K., U.S. and EU often consult with each other with respect to their respective sanctions programs.

ARCH CAPITAL	25	2022 FORM 10-K

Ireland
General. The CBI regulates insurance and reinsurance companies and intermediaries authorized in Ireland. Our three Irish operating subsidiaries are Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe Limited (“Arch Underwriters Europe”). Arch Re Europe was licensed and authorized by the CBI as a non-life reinsurer in October 2008 and as a life reinsurer in November 2009. Arch Insurance (EU) was licensed and authorized by the CBI as a non-life insurer in December 2011. As part of our Brexit plan, Arch Insurance (EU) received approval from the CBI to expand the nature of its business in 2019 and commenced writing expanded insurance lines in the EEA in 2020 with the Part VII Transfer completed at the end of December 2020. Arch Underwriters Europe was registered by the CBI as an insurance and reinsurance intermediary in July 2014. Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe are subject to the supervision of the CBI and must comply with Irish insurance acts and regulations as well as with directions and guidance issued by the CBI.
Arch Re Europe and Arch Insurance (EU) are required to comply with Solvency II requirements. See “European Union —Insurance and Reinsurance Regulatory Regime” below for additional details. As an intermediary, Arch Underwriters Europe is subject to a different regulatory regime and is not subject to solvency capital rules but must comply with requirements such as to maintain professional indemnity insurance and to have directors that are fit and proper. Our Irish subsidiaries are also subject to the general body of Irish company laws and regulations including the provisions of the Companies Act 2014.
Financial Resources. Arch Re Europe and Arch Insurance (EU) are required to meet economic risk-based solvency requirements imposed under Solvency II. Solvency II, together with European Commission “delegated acts” and guidance issued by EIOPA sets out classification and eligibility requirements, including the features which capital must display in order to qualify as regulatory capital.
Restrictions on Acquisitions. Under Irish law, the prior consent of the CBI is required before any person can acquire or increase a qualifying holding in an Irish insurer or reinsurer, including Arch Insurance (EU) and Arch Re Europe, or their parent undertakings. A qualifying holding is defined for these purposes as a direct or indirect holding that represents 10% or more of the capital of, or voting rights, in the undertaking or makes it possible to exercise a significant influence over the management of the undertaking.
Restrictions on Payment of Dividends. Under Irish company law, Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe are permitted to make distributions only out of profits available for distribution. A company’s profits available for distribution are its accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less its accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Further, the CBI has powers to intervene if a dividend payment were to lead to a breach of regulatory capital requirements.
In response to the COVID-19 pandemic, the CBI issued guidance in April 2020, based on guidance issued by EIOPA, that insurance firms postpone any payment of dividend distributions or similar transactions until they can forecast their costs and future revenues with a greater degree of certainty. However, the CBI modified its guidance, with effect from October, 1 2021, so that the general restrictions on the payment of dividend distributions or variable remuneration are no longer in place. The CBI still requires (re)insurance firms to notify it in advance of any proposed distribution.
European Union Considerations. As Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe are authorized by the CBI in Ireland, a Member State of the EU, those authorizations are recognized throughout the EEA. Subject only to certain notification and application requirements, Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe can provide services, or establish a branch, in any other Member State of the EEA. Although, in doing so, they may be subject to the laws of such Member States with respect to the conduct of business in such Member State, company law registrations and other matters, they will remain subject to financial and operational supervision by the CBI only. Arch Insurance (EU) has branches in Italy and the U.K. Arch Re Underwriting ApS in Denmark (“Arch Re Denmark”) is an underwriting agency underwriting accident and health and other reinsurance business for Arch Re Europe. Arch Re Europe also has branches in the U.K. and Switzerland (“Arch Re Europe Swiss Branch”).
From January 1, 2021, under the provisions of the TCA our Irish regulated entities have lost their passporting rights into the U.K. See “Risk Factors—Risks Relating to Our Industry, Business and Operations—New legislation or regulations relating to the U.K.’s withdrawal from the EU could adversely affect us.”
ESG Considerations. ESG matters have been on the CBI's agenda for a number of years. In November 2021, the CBI issued its expectations in respect of climate and broader ESG issues for all regulated firms in Ireland (including (re)insurers). The CBI's expectations focus on five key areas: governance, risk management, scenario analysis (including, but not limited to, stress testing for the purposes of the ORSA), disclosures and strategy and business model risk. The CBI has indicated that its expectations will be applied in

ARCH CAPITAL	26	2022 FORM 10-K

a proportionate manner. In August 2022, the CBI published a Consultation Paper setting out its proposed guidance on climate change risk for the (re)insurance sector. The proposed guidance clarifies the CBI’s expectations on how (re)insurers should address climate change risks in their business and to assist (re)insurers develop their governance and risk management frameworks to do this. It is expected that over time, disclosures in respect to ESG matters may be captured in the Solvency and Financial Condition Reports of Arch's Irish entities. While this guidance is currently in draft format, Arch is closely monitoring its development given the potential impact it may have on Arch's Irish entities. See also “European Union – ESG Considerations.”
Irish Individual Accountability Framework Bill. The Central Bank (Individual Accountability Framework) Bill 2022 (the “Bill”) was published in July 2022 and legislative scrutiny of the Bill is ongoing in the Irish parliament. This Bill proposes substantive changes to the fitness and probity regime maintained by the CBI in Ireland and imposes certain additional obligations and liability for senior executives in Irish regulated financial service entities, including (re)insurance companies. The Bill is expected to come into effect in late 2023 or early 2024. See also “European Union – ESG Considerations.”
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
In December 2020, EIOPA provided an opinion to the European Commission in relation to the review of the Solvency II regime. This review was initiated by the European Commission to determine if the Solvency II regime remains fit for purpose. In its opinion, EIOPA confirms that the overall Solvency II framework is working well from a prudential perspective, suggesting that there are no fundamental changes needed but that a number of amendments are required to ensure the regime continues as a well-functioning risk-based regime. In September 2021, the European Commission published legislative proposals for amendments to the Solvency II Directive arising out of EIOPA's review of the Solvency II regime. The proposed amendments cover a number of areas including proportionality, quality of supervision, sustainability risks and group and cross-border supervision. The European Parliament and the Council will consider the proposed amendments and it is anticipated that the amendments will be approved and in force by 2023 or 2024.
In addition to the above Solvency II reform proposals, the European Commission continues to promote the development of the Insurance Recovery and Resolution Directive (“IRRD”). The proposal aims to harmonize national laws on recovery and resolution of (re)insurance undertakings. Political agreement on the IRRD should be reached by the EU Council and Parliament in 2023 and the Directive is likely to enter into force in late 2023 or in 2024.
Following entry into the TCA by the U.K. and the EU, and the U.K.’s withdrawal from the EU under the provisions of the TCA, U.K. financial institutions have lost their passporting rights into the EU. It was originally envisaged that there would be a level of cooperation in relation to financial services, to be reflected in a Memorandum of Understanding between the U.K. and the EU. However, while the text of the Memorandum of Undertaking has been agreed in principle, a formal version has not yet been published. Additionally, in early February 2023, EIOPA issued its finalized Supervisory Statement on the use by EU-authorized (re)insurers of governance arrangements (such as branches) in third countries to perform functions or activities in respect of EU policyholders and risks. Arch is assessing the impact of the Supervisory Statement on its EU operations. See “Risk Factors—Risks Relating to Our Industry, Business and Operations—New legislation or regulations relating to the U.K.’s withdrawal from the EU could adversely affect us.”
Arch Re Europe and Arch Insurance (EU), being established in Ireland and authorized by the CBI, are able to establish branches and provide reinsurance services, subject to similar regulatory notifications and there being no objection from the CBI and the Member States concerned and, in respect of Arch Insurance (EU), insurance services in all EEA states.
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

ARCH CAPITAL	27	2022 FORM 10-K

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
The Insurance Distribution Directive (“IDD”) was published in February 2016. EEA Member States were required to transpose the IDD by October 1, 2018. It replaces the existing Insurance Mediation Directive. The IDD applies to all distributors of insurance and reinsurance products (including insurers and reinsurers selling directly to customers) and strengthens the regulatory regime applicable to distribution activities through increased transparency, information and conduct requirements. The principal impact of the IDD is on the insurance market, however, requirements that apply across insurance and reinsurance include more specific conditions regarding knowledge and continuing professional development requirements for those involved in distribution of (re)insurance products. The IDD continues the existing ability for intermediaries established in a Member State of the EU to establish branches and provide services to all EEA states. Arch Underwriters Europe, being established in Ireland and authorized by the CBI, is able, subject to regulatory notifications and there being no objection from the CBI, to establish branches and provide services in all EEA states.
Privacy. The European General Data Protection Regulation (the “EU GDPR”) came into effect on May 25, 2018. The EU GDPR governs the collection, use, disclosure, transfer or other processing of personal data, and its scope extends to certain entities not established in the EEA if they process personal data or offer goods or services to, or monitor the behavior of, EEA data subjects. The EU GDPR contains a number of requirements regarding the processing of personal data about individuals, including mandatory security breach reporting, new and strengthened individual rights, evidenced data controller accountability for compliance with the GDPR principles (including fairness and transparency), maintenance of data processing activity records and the implementation of “privacy by design,” including through the completion of mandatory Data Protection Impact Assessments in connection with higher risk data processing activities.
In addition, the EU GDPR increases scrutiny of transfers of personal data to jurisdictions which the European Commission does not recognize as having “adequate” data protection laws. In particular, on July 16, 2020, the Court of Justice of the EU (Court of Justice) in Schrems II invalidated the European Union-United States (EU-U.S.) Privacy Shield on the grounds that the EU-U.S. Privacy Shield failed to offer adequate protections to EU personal information transferred to the U.S. While the Court of Justice upheld the use of other data transfer mechanisms, such as the Standard Contractual Clauses (“SCCs”), the decision has led to some uncertainty regarding the use of such mechanisms for data transfers to the U.S. and the Court of Justice made clear that reliance on SCCs alone may not necessarily be sufficient in all circumstances. The European Data Protection Board issued additional guidance regarding international transfers which may require us to implement additional safeguards to further enhance the security of data transferred out of the EEA and the European Commission published new versions of the SCCs in June 2021, which place onerous obligations on the parties. On October 7, 2022, the U.S. President introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework which will act as a successor to the invalidated EU-U.S. Privacy Shield. If approved by the European Commission and implemented, the agreement will facilitate the transatlantic flow of personal data and provide additional safeguards to any existing data transfer mechanisms (including SCCs) for companies transferring personal data from the EU to the U.S. However, before entities rely on the new EU-U.S. Privacy Shield, there are still legislative and regulatory steps that must be undertaken both in the U.S. and in the EU. Therefore, at present SCCs are still the primary safeguard available for personal data transfers from the EU to the U.S.
The EU GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of global turnover). The EU GDPR allows data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.
Following the end of the Transition Period on December 31, 2020, GDPR was implemented in the U.K. (the “U.K. GDPR”) with similar fines for non-compliance. The requirements of the U.K. GDPR are virtually identical to those of the EU GDPR, including the prohibition on the transfer of personal data from the U.K. to other countries that are not recognized as having “adequate” data protection laws, including the U.S., in a similar manner to the EU. Transfers of personal data from the U.K. to the EEA are unrestricted and do not require additional safeguards. In June, 2021 the European Commission formally adopted an adequacy

ARCH CAPITAL	28	2022 FORM 10-K

decision for the U.K., meaning data can flow freely from the EU to the U.K. This adequacy decision will remain in place for four years (until June 27, 2025) after which the adequacy decision may be renewed if the U.K. continues to ensure an adequate level of data protection. However, the European Commission retains the power to suspend, repeal or amend the adequacy decision if the U.K. deviates from the level of protection currently in place. In addition, the U.K. government has published its own form of SCCs, known as the International Data Transfer Agreement and International Data Transfer Addendum to the EU SCCs. The U.K. Information Commissioner’s Office has also published its version of the transfer impact assessment and revised guidance on international transfers, although entities may choose to adopt either the EU or U.K. style transfer impact assessment. In terms of international data transfers between the U.K. and U.S., it is understood that the U.K. and the U.S. are negotiating an adequacy agreement.
ESG Considerations. A comprehensive package of measures to facilitate the progression towards sustainable economic activities was approved in principle by the European Commission in April 2021. In August 2021, two delegated regulations (the “EC Regulations”) amending sectoral legislation, including the Solvency II Directive and the Insurance Distribution Directive, were published. The EC Regulations focus on the integration of sustainability into key activities including product oversight and governance, risk management and suitability assessment procedures. The EC Regulations apply from August 2022.
The Corporate Sustainability Reporting Directive (“CSRD”), which replaces the Non-Financial Reporting Directive (“NFRD”), was published in the Official Journal of the EU in November 16, 2022 and enters into effect on January 5, 2023. Certain of our European subsidiaries are subject to NFRD. The CSRD expands the scope of sustainability reporting obligations to any European listed company or any company (including (re)insurers) meeting certain criteria. Companies which are already subject to NFRD must start reporting relevant information for financial years starting on or after January 1, 2024 beginning in 2025. Reporting obligations for other companies fulfilling certain criteria will commence in 2026 for financial years starting on or after January 1, 2025. In addition, the reporting standards under the CSRD, which provides in-scope companies with the technical detail on the information that will need to be disclosed and reported, are currently anticipated to be adopted by the European Commission by June 2023.
An additional ESG framework, the EU Taxonomy, came into force in July 2020, with in-scope companies required to comply with certain reporting obligations from January 1, 2022. The EU Taxonomy (which is a classification standard for reporting) sets out six environmental objectives with which companies' economic activities must comply if they are to be described as environmentally sustainable. These six environmental objectives are: (1) climate change mitigation, (2) climate change adaptation, (3) sustainable use and protection of water and marine resources, (4) transition to a circular economy, (5) pollution prevention and control and (6) the protection and restoration of biodiversity and ecosystems. In addition, reporting obligations apply to in-scope companies regarding (1) the financial products they provide and (2) the environmental sustainability of an in-scope company's activities, which is to be disclosed in non-financial statements that are currently required under the NFRD (and subsequently under the CSRD once it is implemented). Certain of our European entities will fall within the scope of certain reporting obligations following the implementation of the CSRD.
In February 2022, the European Commission adopted a proposal for the Corporate Sustainability Due Diligence Directive (“CSDD”) and negotiation is ongoing. While the main focus of this proposal is on conducting due diligence on human rights and environmental impacts within a company and across its value chain, there are also additional sustainability requirements for certain in scope entities. As the CSDD is at an early proposal stage, its applicability to certain of our European entities is unclear, but we will monitor the development of the CSDD closely.
In tandem with all of the above, EIOPA continues to engage with stakeholders in the (re)insurance sector and publish detailed guidelines, recommendations and expectations relating to ESG matters and how these should be managed and considered by the (re)insurance sector.
Russian Sanctions. Since February 2022, the EU has imposed sanctions on the Russian Federation in response to the crisis in Ukraine. Given the evolving situation, we are closely monitoring developments and the sanctions imposed, to ensure our European entities remain in compliance with any sanctions measures imposed.
Cyber Risk. Cyber risk and information security is an area of increasing focus for the EU. The Digital Operational Resilience Act (“DORA”) entered into force in January 2023. The core aim of DORA is to prevent and mitigate cyber threats and sets uniform requirements for the security of network and information systems of financial sector entities (including (re)insurers) as well as critical third parties which provide ICT (information and communication technology)-related services, such as cloud platforms or data analytics services. In scope entities will be required to comply with the obligations set out under DORA from January 2025.
In addition to the above, EIOPA continues to publish detailed guidelines, recommendations and expectations relating to cyber matters and how these should be managed and considered by the (re)insurance sector.

ARCH CAPITAL	29	2022 FORM 10-K

Inflation. The EU has adopted a range of measures to combat
unprecedented levels of inflation, with EIOPA issuing a supervisory statement outlining its expectations of (re)insurers on inflation-related issues in December 2022. We are monitoring ongoing developments and considering the impact of EU and EIOPA guidance on inflation on its business.
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
Australia
APRA is an independent statutory authority responsible for prudential supervision of institutions across banking, insurance and superannuation and promotes financial stability in Australia. Arch Indemnity has been authorized to conduct monoline lenders’ mortgage insurance business in Australia since June 2002 and was acquired by Arch Capital on August 30, 2021. Arch LMI, which was formerly authorized by APRA in January 2019 to conduct monoline lenders’ mortgage insurance business in Australia, relinquished its APRA authorization in December 2022 and has been converted to a services company for our Australian lenders mortgage insurance operations. Major regulatory requirements that are applicable to Arch Indemnity as a general insurance provider in Australia include requirements on minimum capital levels and compliance with corporate governance standards, including the risk management strategy for our Australian mortgage insurance business.
Our group also conducts property and casualty insurance business in Australia through Lloyd’s. This insurance business is managed by and distributed through local coverholders and is subject to Lloyd’s Supervision. In addition, the business is subject to local Australian prudential regulatory oversight by APRA, and additional separate financial services market conduct regulation by the Australian Securities and Investments Commission. Arch Indemnity has been licensed by the Australian Securities and
Investments Commission (“ASIC”) since March 2011 to engage in credit activities in Australia.
In addition, there are other Australian legislation and regulations applicable to the financial services sector that our group operates in, such as:
•privacy legislation on the collection, use and storage of personal information and sensitive information of individuals and a mandatory data breach notification regime, which are overseen by the Office of the Australian Information Commissioner;
•cyber security obligations imposed by APRA and ASIC and also on larger insurers in Australia under Australian security of critical infrastructure legislation;
•modern slavery legislation which imposes a statutory reporting regime for larger companies operating in Australia; and
•anti-money laundering and counter-terrorism financing legislation, which is administered by the Australian Transaction Reports and Analysis Centre.
Hong Kong
The insurance industry is regulated by Hong Kong Insurance Authority (“HKIA”), whose principal function is to regulate and supervise the insurance industry for the promotion of the general stability of the insurance industry and for the protection of existing and potential policyholders. Arch MI Asia Limited (“Arch MI Asia”) is not writing new business but is authorized to carry on general business Class 14 (Credit) and Class 16 (Miscellaneous Financial Loss), in or from Hong Kong.
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
The following legal discussion (including and subject to the matters and qualifications set forth in such summary) of certain tax considerations (a) under “—Taxation of Arch Capital—Bermuda” and “—Taxation of Shareholders—Bermuda” is based upon the advice of Conyers Dill & Pearman Limited, Hamilton, Bermuda and (b) under “—Taxation of Arch Capital-United States,” “—Taxation of Shareholders-United States Taxation,” “—Taxation of Our U.S. Shareholders” and “—United States Taxation of Non-

ARCH CAPITAL	30	2022 FORM 10-K

U.S. Shareholders” is based upon the advice of Cahill Gordon & Reindel LLP, New York, New York (the advice of such firms does not include accounting matters, determinations or conclusions relating to the business or activities of Arch Capital). The summary is based upon current law and is for general information only. The tax treatment of a holder of our common or preferred shares, or of a person treated as a holder of our shares for U.S. federal income, state, local or non-U.S. tax purposes, may vary depending on the holder’s particular tax situation. Legislative, judicial or administrative changes or interpretations may be forthcoming that could be retroactive and could affect the tax consequences to us or to holders of our shares.
Taxation of Arch Capital
Bermuda. Under current Bermuda law, Arch Capital is not subject to tax on income or profits, withholding, capital gains or capital transfers. Arch Capital has obtained from the Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, the imposition of any such tax shall not be applicable to Arch Capital or to any of our operations or our shares, debentures or other obligations until March 31, 2035. Given the limited duration of the Minister of Finance's assurance, we could be subject to taxes in Bermuda after that date. This assurance will be subject to the proviso that it is not to be construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (we are not so currently affected) or to prevent the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 of Bermuda or otherwise payable in relation to any property leased to us or our insurance subsidiary. We pay annual Bermuda government fees, and our Bermuda insurance and reinsurance subsidiary pays annual insurance license fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax and other sundry taxes payable, directly or indirectly, to the Bermuda government.
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
The Treaty clearly applies to premium income but may be construed as not protecting investment income. If Arch Capital’s Bermuda insurance subsidiaries were considered to be engaged in a U.S. trade or business and were entitled to the benefits of the Treaty in general, but the Treaty were not found to protect investment income, a portion of such subsidiaries’ investment income could be subject to U.S. federal income tax.
Non-U.S. insurance companies carrying on an insurance business within the U.S. have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies.

ARCH CAPITAL	31	2022 FORM 10-K

If any of Arch Capital's non-U.S. insurance subsidiaries is considered to be engaged in the conduct of an insurance business in the U.S., a significant portion of such subsidiary’s investment income could be subject to U.S. federal income tax.
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
United Kingdom. Our U.K. subsidiaries are companies that are incorporated and have their central management and control in the U.K. and are therefore resident in the U.K. for corporation tax purposes. As a result, they will be subject to U.K. corporation tax on their respective profits. The U.K. branches of Arch Re Europe and Arch Insurance (EU) will be subject to U.K. corporation tax on the profits (both income profits and chargeable gains) attributable to each branch. The rate of U.K. corporation tax for the financial year is 19% on profits (increasing to 25% with effect from April 1, 2023).
Canada. Arch Insurance Canada is taxed on its worldwide income. Arch Re U.S. is taxed on its net business income earned in Canada. The general federal corporate income tax rate in Canada is currently 15%. Provincial and territorial corporate income tax rates are added to the general federal corporate income tax rate and generally vary between 8% and 16%.
Ireland. Each of Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe is incorporated and resident in Ireland for corporation tax purposes and will be subject to Irish corporate tax on worldwide profits, including the profits of the branches of Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe. Any foreign branch corporate tax payable will be creditable against Arch Re Europe’s Irish corporate tax liability on the results of Arch Re Europe’s branches with the same principle applied to Arch Insurance (EU)’s branches and Arch Underwriters Europe’s branches. The current rate of Irish corporation tax applicable to such trading profits is 12.5%.
Switzerland. Arch Re Europe Swiss Branch and Arch Underwriters Europe Swiss Branch are subject to Swiss corporation tax on the profit which is allocated to each branch. The effective tax rate is approximately 19.65% for Swiss federal, cantonal and communal corporation taxes on the profit. The effective tax rate of the annual cantonal and communal capital taxes on the equity which is allocated to Arch Re Europe Swiss Branch and Arch Underwriters Europe Swiss Branch is approximately 0.17%.
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

ARCH CAPITAL	32	2022 FORM 10-K

addition, the following summary does not describe the U.S. federal income tax consequences that may be relevant to certain types of shareholders, such as banks, insurance companies, regulated investment companies, real estate investment trusts, financial asset securitization investment trusts, dealers in securities or traders that adopt a mark-to-market method of tax accounting, tax exempt entities, expatriates, U.S. holders that hold our common shares or preferred shares through a non-U.S. broker or other non-U.S. intermediary, persons who hold the common shares or preferred shares as part of a hedging or conversion transaction or as part of a straddle, who may be subject to special rules or treatment under the Code or persons required for U.S. federal income tax purposed to recognize income no later than such income is reported on such persons’ applicable financial statements. This discussion is based upon the Code, the Treasury Regulations promulgated there under and any relevant administrative rulings or pronouncements or judicial decisions, all as in effect on the date of this annual report and as currently interpreted and does not take into account possible changes in such tax laws or interpretations thereof, which may apply retroactively. This discussion does not include any description of the tax laws of any state or local governments within the U.S., or of any foreign government, that may be applicable to our common shares or preferred shares or the shareholders. Persons holding or considering an investment in the common shares or preferred shares should consult their own tax advisors concerning the application of the U.S. federal tax laws to their particular situations as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction prior to making such investment.
If an entity that is treated as a partnership holds our common shares or preferred shares, the tax treatment of a partner will generally depend upon the status of the partner and the activities of the partnership. If you are a partnership holding or considering an investment in our common shares or preferred shares or a partner therein, you should consult your tax advisor.
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
United States—Taxation of Dividends. The preferred shares should be properly classified as equity rather than debt for U.S. federal income tax purposes. Subject to the discussions below relating to the potential application of the controlled foreign corporation (“CFC”), “related person insurance income” (“RPII”) and passive foreign investment company (“PFIC”) rules, as defined below, cash distributions, if any, made with respect to our common shares or preferred shares will constitute dividends for U.S. federal income tax purposes to the extent paid out of our current or accumulated earnings and profits (as computed using U.S. tax principles). If a U.S. holder of our common shares or our preferred shares is an individual or other non-corporate holder, dividends paid, if any, to that holder that constitute qualified dividend income generally will be taxable at the rate applicable for long-term capital gains (generally up to 20%), provided that such person meets a holding period requirement. Generally, in order to meet the holding period requirement, the U.S. holder must hold the common shares for more than 60 days during the 121-day period beginning 60 days before the ex-dividend date and must hold preferred shares for more than 90 days during the 181-day period beginning 90 days before the ex-dividend date. Dividends paid, if any, with respect to common shares or preferred shares generally will be qualified dividend income, provided the common shares or preferred shares are readily tradable on an established securities market in the U.S. in the year in which the shareholder receives the dividend (which should be the case for shares that are listed on the NASDAQ Stock Market or the New York Stock Exchange) and Arch Capital is not considered to be a passive foreign investment company in either the year of the distribution or the preceding taxable year. No assurance can be given that the preferred shares will be considered readily tradable on an established securities market in the U.S. See “—Taxation of Our U.S. Shareholders” below.
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

ARCH CAPITAL	33	2022 FORM 10-K

preferred shares exceed our earnings and profits, they will be treated first as a return of the U.S. holder's basis in our common shares and our preferred shares to the extent thereof, and then as gain from the sale of a capital asset.
United States—Sale, Exchange or Other Disposition. Subject to the discussions below relating to the potential application of the CFC, RPII and PFIC rules, U.S holders of common shares and preferred shares generally will recognize capital gain or loss, if any, for U.S. federal income tax purposes on the sale, exchange or other taxable disposition of common shares or preferred shares, as applicable.
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
Taxation of Our U.S. Shareholders
Controlled Foreign Corporation Rules. We or any of our non-U.S. subsidiaries generally will be treated as a CFC with respect to any taxable year if at any time during such taxable year, one or more “10% U.S. Shareholders” (as defined below) collectively own more than 50% of us or such non-U.S. subsidiary (as applicable) by vote or value (taking into account shares actually owned by such U.S. holder as well as shares attributed to such U.S. holder under the Code or the Treasury Regulations thereunder). Moreover, with respect to insurance income (including reinsurance income), the “more than 50%” requirement described in the preceding sentence is replaced with a more expansive “more than 25%” requirement. For taxable years beginning on or before December 31, 2017, a 10% U.S. Shareholder means any U.S. Person who was considered to own, actually or constructively, 10% or more of the total combined voting power of our shares or those of our non-U.S. subsidiaries (as applicable). Under the Tax Cuts Act, for taxable years beginning after December 31, 2017, a 10% U.S. Shareholder also includes any U.S. Person who is considered to own, actually or constructively, 10% or more of the value of our shares or those of our non-U.S. subsidiaries (as applicable). As a result, for taxable years beginning after December 31, 2017, the voting cut-back limitation contained in our bye-laws that limits the votes conferred by the Controlled Shares (as defined in our bye-laws) of any U.S. Person to 9.9% of the total voting power of all our shares entitled to vote will not prevent any U.S. holder from being treated as a 10% U.S. Shareholder. Due to the repeal of Section 958(b)(4) of the Code under the Tax Cuts Act, all non-U.S. subsidiaries directly or indirectly owned by Arch Capital are treated as constructively owned by its U.S. subsidiaries, and therefore are treated as CFCs.
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

ARCH CAPITAL	34	2022 FORM 10-K

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
Under current law, we currently expect each of our non-U.S. subsidiaries to satisfy the RPII 20% gross income exception, and therefore we currently do not expect any U.S. shareholder to be required to include RPII in income (although there can be no assurance that this is or will continue be the case). However, proposed Treasury Regulations issued on January 24, 2022, if finalized in their current form, would for the first time (on a prospective basis) expand the definition of RPII to include certain intercompany insurance income (including reinsurance income) in a manner that could cause certain of our foreign subsidiaries not to satisfy the RPII 20% gross income exception. In such event, (1) as noted above, all U.S. shareholders (not just 10% U.S. Shareholders) would be required to include RPII in income currently, whether or not distributed, and (2) as noted below, U.S. shareholders that are tax exempt entities would be required to treat such RPII inclusions as unrelated business taxable income. Current and prospective U.S. holders should consult their own tax advisors as to the potential impact of these proposed Treasury Regulations.
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
Passive Foreign Investment Companies. Sections 1291 through 1298 of the Code contain special rules applicable with respect to foreign corporations that are PFICs. In general, a foreign corporation will be a PFIC if 75% or more of its income constitutes “passive income” or 50% or more of its assets produce passive income. If we were to be characterized as a PFIC, U.S. holders would be subject to a penalty tax at the time of their sale of (or receipt of an “excess distribution” with respect to) their common shares or preferred shares imposed at the highest applicable rate under the Code for the applicable tax year. In general, a shareholder receives an “excess distribution” if the amount of the distribution is more than 125% of the average distribution with respect to the shares during the three preceding taxable years (or shorter period during which the taxpayer held the stock). In general, the penalty tax is equivalent to an interest charge on taxes that are deemed due during the period the shareholder owned the shares, computed by assuming that the excess distribution or gain (in the case of a sale) with respect to the shares was taxable in equal portions throughout the holder’s period of ownership. The interest charge is equal to the applicable rate imposed on underpayments of U.S. federal income tax for such period. A U.S. shareholder may avoid some of the adverse tax consequences of owning shares in a PFIC by making a qualified electing fund (“QEF”) election. A QEF election is revocable only with the consent of the IRS and has the following consequences to a shareholder:

ARCH CAPITAL	35	2022 FORM 10-K

•For any year in which Arch Capital is not a PFIC, no income tax consequences would result.
•For any year in which Arch Capital is a PFIC, the shareholder would include in its taxable income a proportionate share of the net ordinary income and net capital gains of Arch Capital and certain of its non-U.S. subsidiaries.
For taxable years beginning on or before December 31, 2017, the determination of whether the active insurance company exception applies to an insurance company was made on a case-by-case basis and the analysis was inherently subjective. Under the Tax Cuts Act, for taxable years beginning after December 31, 2017, the active insurance company exception applies only if (i) the company would be taxed as an insurance company were it a U.S. corporation and (ii) either (A) loss and loss adjustment expense and certain reserves constitute more than 25% of the company’s gross assets for the relevant year or (B) loss and loss adjustment expenses and certain reserves constitute more than 10% of the company’s gross assets for the relevant year and, based on the applicable facts and circumstances, the company is predominantly engaged in an insurance business and the failure of the company to satisfy the preceding 25% test is due solely to run-off related or other specified circumstances involving the insurance business. The PFIC statutory provisions contain a look-through rule that states that, for purposes of determining whether a foreign corporation is a PFIC, such foreign corporation shall be treated as if it “received directly its proportionate share of the income” and as if it “held its proportionate share of the assets” of any other corporation in which it owns at least 25% of the stock. We believe that we were not a PFIC for any taxable year ended on or before December 31, 2022 and we currently are not expecting to become a PFIC for any subsequent taxable year. However, due to the complexity and uncertainty of the PFIC rules and the limited guidance interpreting them, there can be no assurance that we have not been a PFIC to date or that we will not become a PFIC at some time in the future.
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
Sale, Exchange or Other Disposition. Non-U.S. holders of common shares or preferred shares generally will not be subject to U.S. federal income tax with respect to gain recognized upon the sale, exchange or other disposition of such shares unless such gain is effectively connected with a U.S. trade or business of the Non-U.S. holder or such person is present in the U.S. for 183 days or more in the taxable year the gain is recognized and certain other requirements are satisfied.
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
FATCA Withholding. Sections 1471 through 1474 to the Code, known as the Foreign Account Tax Compliance Act (“FATCA”), impose a withholding tax of 30% on U.S.-source interest, dividends and certain other types of income, which is received by a foreign financial institution (“FFI”), unless such FFI enters into an agreement with the IRS to obtain certain information as to the identity of the direct and indirect owners of accounts in such institution. In addition, a 30% withholding tax may be imposed on the above payments to certain non-financial foreign entities which do not (i) certify to each applicable withholding agent that they have no “substantial U.S. owners” (i.e., a U.S. 10% direct or indirect shareholder), or (ii) provide such withholding agent with the certain information as to the identity of such substantial U.S. owners. The U.S. has entered into intergovernmental agreements to implement FATCA (“IGAs”) with a number of jurisdictions. Bermuda has signed an IGA with the U.S. Different rules than those described above may apply under such an IGA.
Although dividends with respect to our common shares or preferred shares generally will be treated as foreign source for U.S. federal withholding tax purposes, it is unclear whether, for FATCA purposes, some or all of our dividends may be recharacterized as U.S. source dividends. Treasury Regulations addressing this topic have not yet been issued.

ARCH CAPITAL	36	2022 FORM 10-K

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
•The effects of inflation and global recessionary conditions impact the insurance and reinsurance industry in ways which may negatively impact our business, financial condition and results of operations.
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
•We are subject to ongoing legal and policy actions around climate change which may result in implications or additional requirements that could prompt us to shift our risk selection and business strategy in ways which may adversely impact our results of operations.
•The Russian invasion of Ukraine has created global instability and also resulted in the imposition of sanctions by the U.S., U.K. and EU on Russia and Russia-related businesses.
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
•Governmental, regulatory and rating actions in response to the COVID-19 pandemic have impacted us, and the continuation or reinstatement of such actions may adversely affect our financial performance.
•We could face unanticipated losses from war, terrorism, cyber attacks, pandemics and political instability, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.
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

ARCH CAPITAL	37	2022 FORM 10-K

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
•We are exposed to credit risk in certain of our business operations.
•Our business is subject to applicable laws and regulations relating to economic trade sanctions and foreign bribery laws, the violation of which could adversely affect our operations.
•New legislation or regulations relating to the U.K.’s withdrawal from the EU could adversely affect us.
Risks Relating to Financial Markets and Investments
•Adverse developments in the financial markets could have a material adverse effect on our results of operations, financial position and our businesses, and may also limit our access to capital; our policyholders, reinsurers and retrocessionaires may also be affected by such developments, which could adversely affect their ability to meet their obligations to us.
•Disruption to the financial markets and weak economic conditions resulting from situations such as post pandemic imbalances, inflation and geopolitical conflict may adversely and materially impact our investments, financial condition and results of operation.
•Foreign currency exchange rate fluctuation may adversely affect our financial results.
•Uncertainty relating to the determination of the London Interbank Offered Rate (“LIBOR”) and the phasing out and replacement of LIBOR with alternative benchmark rates may adversely impact us.
•The determination of the amount of current expected credit losses (“CECL”) allowances taken on our investments is highly subjective and could materially impact our results of operations or financial position.
•Our reinsurance subsidiaries may be required to provide collateral to ceding companies, by applicable regulators, their contracts or other commercial considerations. Their ability to conduct business could be significantly and negatively affected if they are unable to do so.
Risks Relating to Our Mortgage Operations
•The ultimate performance of the Arch MI U.S. mortgage insurance portfolio remains uncertain.
•If the volume of low down payment mortgage originations declines, or if other government housing policies, practices or regulations change, the amount of mortgage insurance we write in the U.S. could decline, which would reduce our mortgage insurance revenues.
•Changes to the role of the GSEs in the U.S. housing market or to GSE eligibility requirements for mortgage insurers could negatively impact our results of operations and financial condition or reduce our operating flexibility.
•The implementation of the Basel III Capital Accord and FHFA’s Enterprise Capital Rule may adversely affect the use of mortgage insurance and CRT opportunities.

ARCH CAPITAL	38	2022 FORM 10-K

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
•The continuing implementation of the Tax Cuts Act may have a material and adverse impact on our operations and financial condition.
•Proposed Treasury Regulations issued on January 24, 2022, if finalized in their current form, could (on prospective basis) cause our U.S. shareholders (including tax-exempt U.S. shareholders) to be subject to current U.S. federal income tax on the portion of our earnings attributable to certain intercompany reinsurance income (whether or not such income is distributed).
•We may become subject to taxes in Bermuda after March 31, 2035, which may have a material adverse effect on our results of operations.
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
The insurance and reinsurance industry is highly competitive. We compete on an international and regional basis with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources than we do. See “Competition” in Item 1 for details on our competitors in each of the major segments we operate in. There has been significant consolidation in the insurance and reinsurance sector in recent years and we may experience increased competition as a result of that consolidation, with consolidated entities having enhanced market power. These consolidated entities may use their enhanced market power and broader capital base to negotiate price reductions for products and services that compete with ours, and we may experience rate declines and possibly write less business. We also compete on the basis of product offerings and other factors, such as our approach to ESG, and customers may be drawn to our competitors based on these factors. Any failure by us to effectively compete could adversely affect our financial condition and results of operations.
The insurance and reinsurance industry is highly cyclical, and we may at times experience periods characterized by excess underwriting capacity and unfavorable premium rates.
Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions, inflation, changes in equity, debt and other investment markets, changes in legislation, case law and prevailing concepts of liability and other factors. Demand for reinsurance is influenced significantly by the underwriting results of primary insurers and prevailing general economic conditions. The supply of insurance and reinsurance is related to prevailing prices and levels of surplus capacity that, in turn, may fluctuate in response to changes in rates of return being realized in the insurance and reinsurance industry on both underwriting and investment sides. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels and changes in terms and conditions. Until recently, the supply of insurance and reinsurance had increased over the past several years, and may again in the future, either as a result of capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers. Continued increases in the supply of insurance and reinsurance may have consequences for us, including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention, and less favorable policy terms and conditions.

ARCH CAPITAL	39	2022 FORM 10-K

The effects of inflation and global recessionary conditions impact the insurance and reinsurance industry in ways which may negatively impact our business, financial condition and results of operations.
General economic inflation has increased in recent quarters and may continue to remain at elevated levels for an extended period of time. The potential also exists, after a catastrophe loss or pandemic events like COVID-19, for the development of inflationary pressures in a local economy. This may have a material effect on the adequacy of our reserves for losses and loss adjustment expenses, especially in longer-tailed lines of business. In addition, governmental actions in response to inflationary pressures, such as increasing interest rates, may have a material impact on the market value of our investment portfolio. While we consider the anticipated effects of inflation in our pricing models, reserving processes and exposure management across all lines of business and types of loss including natural catastrophe events, the actual effects of inflation on our results cannot be accurately known until claims are settled. In addition, there are different types of inflation relevant to certain lines of business, the impact of which is difficult to accurately assess at this time. For example, in our mortgage business, the failure of general wages to keep pace with economic inflation, or increases in unemployment due to prolonged recessionary conditions, could prevent borrowers from being able to afford their mortgage payments and thereby increase the frequency of claims beyond our modeled results. Global recessionary conditions, including inflation, the slow recovery of certain sectors from the pandemic, predicted slow growth rates across key markets and other factors, will impact the insurance and reinsurance industry. There is great uncertainty around how severe and how long a recession will last on a global and local basis. While our risk management and business strategy take recessionary conditions into account, we cannot accurately predict the full impact of a recession on our results of business operations.
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
The COVID-19 pandemic resulted in a global slowdown of economic activity and disruption of normal business travel and working habits. While we are shifting to a COVID-19 endemic approach, there is still uncertainty about the impact of COVID-19 variants in the long-term. The COVID-19 pandemic impacted our results of operations and a reversion to the COVID-19 restrictions could have a significant effect on our future business, results of operations and financial performance. We may experience higher levels of loss and claims activity in certain lines of business, and our premiums written and earned could also be adversely affected by a suppression of global commercial activity that results in a reduction in insurable assets and other exposure. The pandemic initially resulted in a sharp contraction in the global economy, tightening liquidity and increasing volatility and uncertainty in the capital markets. Coincident global mitigation responses stabilized markets and stimulated economic recovery. During the second quarter of 2020, pandemic-driven dislocations had a negative effect on the performance of our investment portfolio, after which valuations recovered. Continued macroeconomic volatility may persist affecting our businesses and related market opportunities. Certain lines of our business may require additional forms of collateral in the event of a decline in the fair value of securities and benchmarks to which those repayment mechanisms are linked. The impact of an ongoing pandemic on the financial markets may also adversely affect our ability to fund through public or private equity offerings, debt financings, and through other means at acceptable terms.

ARCH CAPITAL	40	2022 FORM 10-K

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
Claims for catastrophic events, or an unusual frequency of smaller losses in a particular period, could expose us to large losses, cause substantial volatility in our results of operations and could have a material adverse effect on our ability to write new business if we are not able to adequately assess and reserve for the increased frequency and severity of catastrophes resulting from these environmental factors. Climate change and increasing catastrophic events could increase property damage to residential real estate secured by mortgages owned by the GSEs, and by extension could increase losses to CRT investors. Additionally, climate change may make modeled outcomes less certain or produce new, non-modeled risks. Additionally, catastrophic events could result in increased credit exposure to reinsurers and other counterparties we transact business with, declines in the value of investments we hold and significant disruptions to our physical infrastructure, systems and operations. Climate change-related risks may also specifically adversely impact the value of the securities that we hold. The effects of climate change could also lead to increased credit risk of other counterparties we transact business with, including reinsurers.
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
We attempt to manage our exposure to these risks relating to climate change through the use of underwriting controls, proprietary and third-party risk models, and the purchase of third-party reinsurance. Underwriting controls can include more restrictive underwriting criteria such as higher premiums and deductibles, reduction in limits offered or losses retained, and more specifically excluded policy risks. Our exposure in connection with a catastrophic event is determined by market capacity, pricing conditions, regulatory capital requirements, our perceptions of underlying risk and surplus preservation. There can be no assurance that our reinsurance coverage and other measures taken will be sufficient to mitigate losses resulting from one or more catastrophic events. As a result, the occurrence of one or more catastrophic events and the continuation and worsening of recent trends could have an adverse effect on our results of operations and financial condition.
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
We are subject to ongoing legal and policy actions around climate change which may result in implications or additional requirements which could prompt us to shift our risk selection and business strategy in ways which may adversely impact our results of operations.
Governments, regulators, legislators and influential non-governmental organizations continue to focus on enacting laws, regulations and other requirements relating to climate change. We are subject to some of these changing laws, regulations and public policy debates, which are difficult to

ARCH CAPITAL	41	2022 FORM 10-K

predict and quantify and may have an adverse impact on our business. Legislative and regulatory initiatives and court decisions following major catastrophes could force expansion of certain insurance coverages for catastrophe claims or otherwise adversely impact our business. Additionally, changes in regulations or policies relating to climate change or our own leadership decisions implemented as a result of assessing the impact of climate change on our business may result in an increase in the cost of doing business, or a decrease in premiums in certain lines of business.
Our efforts to address these exposures are based in part on the outcomes of our loss mitigation measures and risk modeling, our financial results of operations and our communications with our customers and shareholders. We also continue to monitor changes across our industry and geographies and the Board considers these exposures regularly. We may make strategic business decisions to address or respond to some of the legal and policy changes relating to climate change, but there is no assurance that these decisions will adequately address these exposures or that they will not result in a material adverse effect on our results of operations, financial condition or share price.
The Russian invasion of Ukraine has created global instability and also resulted in the imposition of sanctions by the U.S., U.K. and EU on Russia and Russia-related businesses.
The Russian invasion of Ukraine and ongoing hostilities have created a high level of uncertainty as well as disruption in certain sectors of the global economy. It is impossible to predict whether Russia will expand hostilities to other countries in Europe or elsewhere. A further prolonged war may also create uncertainty in the global economy in the form of oil shortages, inflationary pressures, loss of confidence and general increase in risks worldwide. In response to this aggression, the governments of the U.S., U.K., EU and other countries have implemented several sanctions programs relating to, among other things, the import and transportation of Russian oil and gas and other goods originating in Russia. Certain lines of business we write have been impacted by the sanctions, such as the marine and energy lines of business, although the extent of the impact will depend on the outcome of the war in Ukraine and the nature of future sanctions packages.
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
Shareholders and investors have placed increased importance on how we are addressing ESG issues. ESG encompass a wide range of issues, including climate change and other environmental risks. Our leadership and Board are actively engaged in understanding the ever-changing ESG landscape and assessing our business operations to ensure that our business strategy reflects our values, that our success depends on our commitment to a diverse workforce, an informed and active dialogue about ESG issues with our customers and shareholders and the strength of our ERM framework. We cannot predict whether our business decisions, business strategy and disclosures relating to climate change and other ESG issues will meet the expectations or particular requirements of certain key institutional shareholders in particular. We may be adversely impacted if shareholders or investors do not agree with, or are not satisfied with, our business strategy and approach to climate change and decide to sell or not purchase our equity or debt instruments or to publicize their dissatisfaction.
Governmental, regulatory and rating actions in response to the COVID-19 pandemic have impacted us, and the continuation or reinstatement of such actions may adversely affect our financial performance.
Actions of the federal, state and local government in the U.S. and other countries where we do business, to address and mitigate the impact of COVID-19 impacted us. While many of those actions have expired, been repealed or removed, it is difficult to predict whether such legislative bodies may choose to reintroduce legislation relating to the pandemic or continue to update existing regulations. For example, we are potentially subject to legislative and/or regulatory action that seeks to retroactively mandate coverage for losses which our insurance policies were not designed or priced to cover. There is proposed legislation in some states to require insurers to cover business interruption claims retroactively irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage. Some proposed bills would require policies providing business

ARCH CAPITAL	42	2022 FORM 10-K

interruption coverage to cover losses prospectively for pandemic-related losses. Insurance regulators in some states will not approve policy exclusions for losses from COVID-19, viruses or pandemics. In addition, a number of states have instituted, and other states are considering instituting, changes designed to effectively expand workers' compensation coverage by creating presumptions of compensability of claims for certain types of workers. Regulatory restrictions or requirements could also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel policies, our ability to increase rates or our right to collect premiums. Some state regulators have issued orders to review insurers’ rates and prevent rate increases, and regulators in other states could take similar actions. It is also possible that changes in economic conditions and steps taken by federal, state and local governments in response to COVID-19 could require an increase in taxes at the federal, state and local levels, which would adversely impact our results of operations.
Mortgage defaults related to the pandemic, if not cured, could remain in our defaulted loan inventory for a protracted period of time including due to forbearance programs and foreclosure moratoria, potentially resulting in higher frequency (claim rate) and severity (amount of the claim) for those loans that ultimately result in a claim. Accordingly, extended or extensive forbearance programs, foreclosure moratoria and other changes in regulations or laws may adversely impact our mortgage insurance operations.
In addition, the rating agencies continually review the financial strength ratings assigned to the Company and its subsidiaries, and the ratings are subject to change. The COVID-19 pandemic and its impact on financial results and condition, could cause one or more of the rating agencies to downgrade the ratings assigned to the Company and its subsidiaries. The pandemic has resulted, and may continue to result, in a material increase in new defaults as borrowers fail to make timely payments on their mortgages, including as a result of increases in unemployment and entering mortgage forbearance programs that allow borrowers to defer mortgage payments, which may have an adverse impact on our results or operations.
We could face unanticipated losses from war, terrorism, cyber attacks, pandemics and political instability, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.
We have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism, pandemics similar to the COVID-19 pandemic, political instability and social unrest. These risks are inherently unpredictable. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. In certain instances, we specifically insure and reinsure risks resulting from acts of terrorism. We may also insure against risk related to cybersecurity and cyber attacks. In addition, our exposure to cyber attacks includes exposure to ‘silent cyber’ risks, meaning risks and potential losses associated with policies where cyber risk is not specifically included nor excluded in the policies. Even in cases where we attempt to exclude losses from terrorism, cybersecurity and certain other similar risks from some coverages written by us, we may not be successful in doing so. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will not limit enforceability of policy language or otherwise issue a ruling adverse to us. Accordingly, while we believe our reinsurance programs, together with the coverage provided under the Terrorism Risk Insurance Act of 2002, as amended (“TRIP”) are sufficient to reasonably limit our net losses relating to potential future terrorist attacks, we can offer no assurance that our available capital will be adequate to cover losses when they materialize. To the extent that an act of terrorism is certified by the Secretary of the Treasury and aggregate industry insured losses resulting from the act of terrorism exceeds the prescribed program trigger, our U.S. insurance operations may be covered under TRIP for up to 80% subject to (i) a mandatory deductible of 20% of our prior year’s direct earned premium for covered property and liability coverages, and (ii) an industry aggregate retention of $37.5 billion. The program trigger for calendar year 2022 and any program year thereafter through 2027 is $200 million. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. It is not possible to completely eliminate our exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.
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

ARCH CAPITAL	43	2022 FORM 10-K

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
As of December 31, 2022, our consolidated reserves for unpaid losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, were approximately $13.8 billion. Such reserves were established in accordance with applicable insurance laws and GAAP. Loss reserves are inherently subject to uncertainty. In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that for certain lines of business relatively limited historical information has been reported to us through December 31, 2022.
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

ARCH CAPITAL	44	2022 FORM 10-K

The availability of reinsurance, retrocessional coverage and capital market transactions to limit our exposure to risks may be limited, and counterparty credit and other risks associated with our reinsurance arrangements may result in losses which could adversely affect our financial condition and results of operations.
We manage risk using reinsurance, retrocessional coverage and capital markets transactions. Our insurance subsidiaries typically cede a portion of their premiums through pro rata, excess of loss and facultative reinsurance agreements. Our reinsurance subsidiaries purchase a limited amount of retrocessional coverage as part of their aggregate risk management program. In addition, our reinsurance subsidiaries participate in “common account” retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as our reinsurance subsidiaries, and the ceding company. Economic conditions, including but not limited to recessionary conditions, inflation, declining home prices or the impact of climate change could also have a material impact on our ability to manage our risk aggregations through reinsurance or capital markets transactions. As a result of these factors, we may not be able to successfully mitigate risk through reinsurance and retrocessional arrangements.
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

ARCH CAPITAL	45	2022 FORM 10-K

affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued. The effects of unforeseen developments or substantial government intervention could adversely impact us.
While we had exposure to a number of lines of business, such as trade credit, travel, workers compensation and property where business interruption coverage under a pandemic such as COVID-19 was at issue, the number of claims in this area has decreased greatly in 2022. In May 2020, FCA commenced court proceedings against a number of insurance companies, including Arch Insurance (U.K.), to test how certain business interruption insurance policies respond to claims arising from COVID-19. The High Court in September 2020 handed down its judgment which, found in favor of policyholders on the majority of the key coverage issues in the representative sample of policies submitted by the defendants. Appeals were filed by six insurers, including Arch Insurance (U.K.), and in January 2021, the Supreme Court in the U.K. broadly confirmed the High Court’s rulings on the business wordings. The impact of this case on Arch Insurance (U.K.)’s results of operations has been modest, and no further litigation has flowed from it that has significantly impacted Arch Insurance (U.K.). Whilst the judgment amended the law in some respects (namely the tests for causation in English litigation), to date this has not had a significant impact on Arch Insurance (U.K.) claims and it is not anticipated to do so, however this cannot be ruled out entirely. See “Risks Relating to Our Mortgage Operations” for further details on our mortgage operations.
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
Our customers, especially our mortgage insurance customers, require that we conduct our business in a secure manner, electronically via the Internet or via electronic data transmission. We must continually invest significant resources in establishing and maintaining electronic connectivity with customers. In order to integrate electronically with customers in the mortgage insurance industry, we require electronic connections between our systems and those of the industry's largest mortgage servicing systems and leading pricing and loan origination systems. Our mortgage group currently possesses connectivity with certain of these external systems, but there is no assurance that such connectivity is sufficient, and we are continually undertaking new electronic integration efforts with third-party loan servicing, pricing and origination systems. We also rely on electronic integrations in our insurance operations with third parties and customers. Inflation and supply chain issues for components to support our informational technology systems or those of our vendors pose risks which are beyond our control and may be difficult to manage.
Our business, financial condition and operating results may be adversely affected if we do not possess or timely acquire the requisite set of electronic integrations necessary to keep pace with the technological demands of customers. Additionally, attracting and retaining talented information technology employees who support our systems and those of our vendors has been challenging, although the recent easing of this trend may mitigate this risk.

ARCH CAPITAL	46	2022 FORM 10-K

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
We are dependent on certain third party technology service providers and other service providers to operate our business, notably major cloud providers, Software-as-a-Service (or SaaS) solutions, and on-premise software, including proprietary and open source solutions. We also outsource certain business process functions to third parties and may continue do so in the future. This practice exposes us to increased risks related to data security, service disruptions, supply chain issues or the effectiveness of our control system, which could result in our ability to conduct business operations, monetary and reputational damage or harm to our competitive position.
Cyber incidents or data breaches caused by bad actors or unintentional human error impacting data, including personal data, we maintain or use during our business operations may result in regulatory fines or action, reputation damage and a disruption in our business operations.
We collect, process and store data, including the personal data of our employees, customers and policyholders, as part of our business operations. While we believe we have effective technical and organizational measures in place to prevent, detect, manage and mitigate the impact of data breaches caused by malicious actors, systemic failures or human error, we cannot offer complete assurances that significant data breaches will not occur. A cyber incident could also result in a violation of applicable privacy, data protection or other laws, damage our reputation, cause a loss of customers, adversely affect our stock price, cause us to incur remediation costs, increased insurance premiums, and/or give rise to monetary fines and penalties, any of which could adversely affect our business.
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
We can offer no assurances that our ratings will remain at their current levels or that any of our ratings which are under review or watch by ratings agencies will remain unchanged. It is possible that rating agencies may modify their evaluation criteria, heighten the level of scrutiny they apply when analyzing companies in our industry, adjust upward the capital and other requirements employed in their models and/or discontinue credit and debt instruments or other structures deployed for maintenance of certain rating levels. We may need to raise additional funds through equity or debt financings. Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. Equity financings could be dilutive to our existing shareholders and could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our outstanding securities. If we are not able to obtain adequate capital, our business, results of operations and financial condition could be adversely affected. See “Capital Resources” in Item 7 for further details.

ARCH CAPITAL	47	2022 FORM 10-K

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
With the easing of restrictions relating to the COVID-19 pandemic, we have adopted a hybrid work model in most of our offices with employees returning to the office for part of the work week. The pandemic impacted employee work models and, in some cases, also impacted employee workloads and attitudes about work. We provide a work environment and culture which reflects our goal to “Enable Possibility”. We offer flexible work arrangements, when possible, for our employees globally, as well as competitive compensation packages which include participation in our Employee Stock Purchase Plan and the possibility of equity awards at certain job levels. Over the past few years, we have also implemented and expanded our learning programs, career leveling and employee networks, all of which we believe will help us retain talent. Our leadership and Board promote the goals of building a diverse employee population and fostering an environment that allows us to fully leverage and engage that diversity as a competitive edge which benefits both our employees and our business. While our efforts to attract, develop and retain talented employees continues to be a top priority, current job market conditions present challenges for us and may adversely impact our ability to fully realize our business strategy.
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
We must comply with all applicable economic sanctions and anti-bribery laws and regulations of the U.S. and other foreign jurisdictions where we operate. U.S. laws and regulations applicable to us and others who provide insurance and reinsurance include the economic trade sanctions laws and regulations administered by the Treasury’s Office of Foreign Assets Control as well as certain laws administered by the U.S. Department of State. New sanction regimes may be initiated, or existing sanctions expanded, at any time, which can immediately impact our business activities. Since the Russian invasion of Ukraine in February 2022, there have been several sanctions packages imposed by the U.S., U.K. and EU which impact our business. The sanctions are complex, numerous and nuanced, requiring close review and assessment as they pertain to our business. We are also subject to the U.S. Foreign Corrupt Practices Act and other anti-bribery laws such as the U.K. Bribery Act that generally

ARCH CAPITAL	48	2022 FORM 10-K

bar corrupt payments or unreasonable gifts to foreign governments or officials. Although we have policies and controls in place designed to ensure compliance with these laws and regulations, it is possible that an employee or intermediary could fail to comply with applicable laws and regulations. In addition, we may interpret a complex sanction in a way which may differ from a regulator. In these cases, we could be exposed to fines, criminal penalties and other sanctions. Such violations could limit our ability to conduct business and/or damage our reputation, resulting in a material adverse effect on our financial condition and results of operations.
New legislation or regulations relating to the U.K.’s Withdrawal from the EU could adversely affect us.
The U.K. ceased to be a member state of the European Union in January 2020. Although the EU and U.K. reached a limited agreement in relation to certain matters, U.K. insurers and reinsurers no longer have automatic access to EU markets and vice versa. Our U.K. domiciled entities and our Lloyd’s Syndicates may no longer “passport” within the EU and are now part of the U.K. temporary permissions regime which allows firms to operate in the U.K. for a limited period while they seek authorization from the U.K. regulators. We have implemented changes in our operations to accommodate Brexit; however we remain subject to new proposals and regulations which may negatively impact U.K. underwriting activities in respect of EU risks and policyholders.

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
Adverse developments in the financial markets, resulting from inflation, global recessionary pressures, geopolitical conflict, among other factors, has increased uncertainty levels and heightened volatility in the capital and credit markets. These developments may result in realized and unrealized losses on our investment portfolio that could have a material adverse effect on our results of operations, financial position and our businesses, and may also limit our access to capital required to operate our business. More specifically, economic conditions could also have a material impact on the frequency and severity of claims and therefore could negatively impact our underwriting returns. In addition, our policyholders, reinsurers and retrocessionaires may be affected by developments in the financial markets, which could adversely affect their ability to meet their obligations to us. The volatility in the financial markets could continue to significantly affect our investment returns, reported results and shareholders’ equity.
The capital requirements of our businesses depend on many factors, including regulatory and rating agency requirements, the performance of our investment portfolio, our ability to write new business successfully, the frequency and severity of catastrophe events and our ability to establish premium rates and reserves at levels sufficient to cover losses.
Disruption to the financial markets and weak economic conditions resulting from situations such as post pandemic imbalances, inflation and geopolitical conflict may adversely and materially impact our investments, financial condition and results of operation.

Disruption in the financial markets and the downturn in global economic activity resulting from the geopolitical conflict, elevated financing rates, housing market declines or other macro-and micro-economic conditions could adversely affect the valuation of securities in our investment portfolio. Credit spread widening and/or equity market volatility could result in temporary or permanent impairment. Elevated levels of inflation could drive higher U.S. and global interest rates, negatively impacting asset prices, particularly in fixed income. In addition, a lack of pricing transparency, decreased market liquidity, the strengthening or weakening of foreign currencies against the U.S. Dollar, individually or in tandem, could have a material adverse effect on our results through realized losses, impairments and changes in unrealized positions in our investment portfolio. Furthermore, issuers of the investments we hold under the equity method of accounting report their financial information to us one month to three months following the end of the reporting period. Accordingly, the adverse impact of any disruptions in global financial markets on equity method income from these investments would likely not be reflected in our current quarter results and would instead be reported in the subsequent quarter.
Our operating results depend in part on the performance of our investment portfolio. A significant portion of cash and invested assets held by Arch consists of fixed maturities (72.1% as of December 31, 2022). Although our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk, our investments are subject to market-wide risks and fluctuations. In addition, we are subject to risks inherent in particular securities or types of securities, as well as sector concentrations. We may not be able to realize our investment objectives, which could have a material adverse effect on our financial results. In the event that we are unsuccessful in calibrating the liquidity of our investment portfolio with our expected insurance and reinsurance liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on our financial results and ability to conduct our business.

ARCH CAPITAL	49	2022 FORM 10-K

Foreign currency exchange rate fluctuation may adversely affect our financial results.
We write business on a worldwide basis, and our results of operations may be affected by fluctuations in the value of currencies other than the U.S. Dollar. The primary foreign currencies in which we operate are the Euro, the British Pound Sterling, the Australian Dollar and the Canadian Dollar. In order to minimize the possibility of losses we may suffer as a result of our exposure to foreign currency fluctuations in our net insurance liabilities, we invest in securities denominated in currencies other than the U.S. Dollar. In addition, we may replicate investment positions in foreign currencies using derivative financial instruments. Changes in the value of available-for-sale investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders' equity and are not included in the statement of income.
Uncertainty relating to the determination of LIBOR and the phasing out and replacement of LIBOR with alternative benchmark rates may adversely impact us.
In order to mitigate the potential adverse effects on our cost of capital caused by the uncertainty of the timing and impact of the phase-out of LIBOR, we entered into certain amendments to our credit facilities in 2021 in order to replace the LIBOR-based benchmarks for borrowings and letters of credit denominated in British Pounds Sterling and Euros with the Sterling Overnight Index Average (“SONIA”) and the Euro Inter-bank Offered Rate (“EURIBOR”), respectively, as SONIA and EURIBOR have emerged as preferred alternative benchmarks with respect to certain indebtedness and other financial instruments denominated in these currencies. Similarly, in April 2022, we entered into an amendment to our credit facilities in order to replace the LIBOR-based benchmark for borrowings and letters of credit denominated in U.S. Dollars with a rate based on Secured Overnight Financing Rate (“SOFR”). However, there can be no assurance that these mitigation efforts will adequately protect against increases or volatility in our cost of capital. Although we believe we have taken appropriate measures to adjust to the replacement of LIBOR, the transition from LIBOR to SOFR and other alternative reference rates may adversely impact our investment portfolio, our cost of capital and our cost of issuing Bellemeade mortgage risk transfer securities and could require changes to our current asset liability strategies.
The determination of the amount of current expected CECL allowances taken on our investments is highly subjective and could materially impact our results of operations or financial position.
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

ARCH CAPITAL	50	2022 FORM 10-K

Risks Relating to Our Mortgage Operations
The ultimate performance of the Arch MI U.S. mortgage insurance portfolio remains uncertain.
The mix of business in our insured loan portfolio may affect losses. The presence of multiple higher-risk characteristics in a loan materially increases the likelihood of a claim on such a loan unless there are other characteristics to mitigate the risk. The mix of higher-risk loans, including affordable housing loans which often have higher-risk characteristics, could increase losses and harm our financial performance. The geographic mix of Arch MI U.S.’s business could increase losses and harm our financial performance.
Mortgage insurance premiums are set at the time coverage is procured, based in part on the expected duration of the coverage. We cannot cancel mortgage insurance coverage or adjust renewal premiums during the life of the policy. To the extent that the insured cancels coverage as a result of prior home price appreciation, the duration of coverage will be shorter, and we will receive less premium. Further, higher than anticipated claims generally cannot be offset by premium increases on policies in force or mitigated by our non-renewal or cancellation of insurance coverage. The premiums charged, and the associated investment income, may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to customers. A decrease in the amount of premium received or an increase in the number or size of claims, compared to what we anticipate, could adversely affect Arch MI U.S.’s results of operations and financial condition.
The frequency and severity of claims we incur is uncertain and will depend largely on general economic factors outside of our control, including, among others, changes in unemployment, home prices and interest rates in the U.S. Inflated home prices followed by a decline in home values could significantly decrease a borrower’s equity in their home, which would limit their ability to sell the property without incurring a loss, and could increase the frequency and severity of claims. Deteriorating economic conditions in the U.S., potentially due to prolonged recessionary conditions increasing levels of unemployment and inflation, could adversely affect the performance of our U.S. mortgage insurance portfolio and could adversely affect our results of operations and financial condition.
If the volume of low down payment mortgage originations declines, or if other government housing policies, practices or regulations change, the amount of mortgage insurance we write in the U.S. could decline, which would reduce our mortgage insurance revenues.
The size of the U.S. mortgage insurance market depends in large part upon the volume of low down payment home mortgage originations. Factors affecting the volume of low down payment mortgage originations include, among others: restrictions on mortgage credit due to stringent underwriting standards and liquidity issues affecting lenders; changes in mortgage interest rates and home prices, and other economic conditions in the U.S. and regional economies; population trends, including the rate of household formation; and U.S. government housing policy. Increases to mortgage interest rates have materially increased financing costs, and as a result may decrease the number of qualified borrowers and the volume of low down payment mortgage originations.
The private mortgage insurers’ principal government competitor is the Federal Housing Administration (“FHA”). Future changes to the FHA program, including any reduction to mortgage insurance premiums charged may negatively impact the amount of mortgage insurance we write in the U.S.
The Federal Housing Finance Agency (“FHFA”) as conservator of the GSEs continues to evaluate loan level price adjustments (“LLPAs”) assessed by the GSEs when purchasing loans. Effective on April 1, 2022, Fannie Mae and Freddie Mac increased upfront fees for “high-balance loans” (mortgages in excess of $647,000) and mortgages on second homes. On October 24, 2022, FHFA announced that the GSEs are eliminating upfront fees for certain first-time homebuyers, low-income borrowers, and underserved communities and is increasing fees for cash out refinance loans. On January 19, 2023, FHFA announced three new pricing grids that broadly adjusted pricing to GSE purchases. These, and future actions could cause a decline in the volume of low-down payment home mortgage purchases by the GSEs, could decrease demand for mortgage insurance, and could decrease our U.S. new insurance written and reduce mortgage insurance revenues.
On June 8, 2022, the FHFA announced the GSEs release of Fannie Mae's and Freddie Mac's Equitable Housing Finance Plans for 2022-2024. These plans are designed to foster housing finance markets that provide equitable access to affordable and sustainable housing, including through the use of special purpose credit programs (“SPCPs”). SPCPs are lending programs designed to expand access to credit among disadvantaged groups to address special social needs that exist today. The Consumer Finance Protection Bureau, the Department of Housing and Urban Development, and other federal agencies have issued guidance encouraging the use of

ARCH CAPITAL	51	2022 FORM 10-K

SPCPs and providing assurances that properly structured SPCPs are permissible under federal law. New practices or programs implemented under the GSEs’ Equitable Housing Plans, may impact the underwriting and servicing standards on mortgages purchased by the GSEs and could increase the presence of multiple higher-risk characteristics in our insured loan portfolio. Further, the legal landscape applicable to SPCPs remains untested and loans originated under these programs could be subject to increased risk of private litigation or enforcement actions under state and federal law.
Changes to the role of the GSEs in the U.S. housing market or to GSE eligibility requirements for mortgage insurers could negatively impact our results of operations and financial condition, or reduce our operating flexibility.
Substantially all of Arch MI U.S.’s insurance written has been for loans sold to the GSEs. The charters of the GSEs require credit enhancement for low down payment mortgages to be eligible for purchase or guarantee by the GSEs. Any changes to the charters or statutory authorities of the GSEs would require congressional action to implement. If the charters of the GSEs were amended to change or eliminate the acceptability of private mortgage insurance, our mortgage insurance business could decline significantly.
In January 2021, the U.S. Department of Treasury (the “Treasury Department”) and FHFA announced an agreement to amend the preferred stock purchase agreements between the Treasury Department and the GSEs, originally entered into in September 2008, in order to, among other things, codify several existing FHFA conservatorship practices for the GSEs and outline a plan for the Treasury Department, in consultation with FHFA, to develop a proposal for continued GSE reform. If any GSE reform is adopted, whether through legislation or administrative action, it could impact the current role of private mortgage insurance as credit enhancement, including its reduction or elimination. Passage and timing of any comprehensive GSE reform or incremental change (legislative or administrative) is uncertain, making the actual impact on the mortgage insurance industry difficult to predict. Any such changes that come to pass could have a material adverse impact on the Company.
The PMIERs apply to Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company, which are GSE-approved mortgage insurers (“eligible mortgage insurers”). The PMIERs impose limitations on the type of risk insured, the forms and insurance policies issued, standards for the geographic and customer diversification of risk, acceptable underwriting practices, quality assurance, loss mitigation, claims handling, standards for certain reinsurance cessions and financial requirements, among other things. The financial requirements require a mortgage insurer’s available assets, which generally include only the most liquid assets, to meet or exceed “minimum required assets” as of each quarter end. Arch MI U.S.’s minimum required assets under the PMIERs will be determined, in part, by the particular risk profiles of the loans it insures. If, absent other changes, Arch MI U.S.’s mix of business changes to include more loans with higher loan-to-value ratios or lower credit scores, it will have a higher minimum required asset amount under the PMIERs and, accordingly, be required to hold more capital in order to maintain GSE eligibility. Our eligible mortgage insurers each satisfied the PMIERs’ financial requirements as of December 31, 2022. While we intend to continue to comply with these requirements, there can be no assurance that the GSEs will not change the PMIERs or that Arch Mortgage Insurance Company or United Guaranty Residential Insurance Company will continue as eligible mortgage insurers. If either or both of the GSEs were to cease to consider Arch Mortgage Insurance Company or United Guaranty Residential Insurance Company as eligible mortgage insurers and, therefore, cease accepting our mortgage insurance products, our results of operations and financial condition would be adversely affected.
The implementation of the Basel III Capital Accord and FHFA’s Enterprise Capital Rule may adversely affect the use of mortgage insurance and CRT opportunities.
With certain exceptions, the Basel III Rules became effective on January 1, 2014. In December 2017, the Basel Committee published final revisions to the Basel Capital Accord which is informally denominated in the U.S. as “Basel IV.” The Basel Committee expects the new rules to be fully implemented by January 2027. On September 9, 2022, the Federal banking agencies issued a statement reaffirming their commitment to implementing the 2017 revisions and stated that a request for public comment on new regulatory standards would be forthcoming. Under the Basel IV protocols, banks using the standardized approach for credit risk management will determine the risk-weight for residential mortgages based on the loan-to-value ratio at loan origination, without consideration of mortgage insurance. The U.S. regulatory agencies could determine that current U.S. rules for residential mortgages are “at least as stringent” as the Basel IV provisions, and therefore do not need to be modified. However, if U.S. regulators decide to adopt the Basel IV approach to mortgage assets, the capital relief benefits of mortgage insurance would be diminished, which could adversely affect the demand for mortgage insurance.
On December 17, 2020, the FHFA published a new capital framework for Fannie Mae and Freddie Mac that significantly increases minimum capital requirements for these GSEs. The new rule requires each GSE to maintain both higher minimum capital ratios and capital “buffers” to avoid restrictions on capital distributions and discretionary bonus payments. The rule also imposes a risk-weight floor of 10 percent on retained CRT positions. In a 2022 amendment,

ARCH CAPITAL	52	2022 FORM 10-K

the risk-weight floor was reduced to 5 percent, and other changes were made to incentivize CRT transactions.
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
On January 4, 2023, the unified regulatory agenda issued by the Office of Management and Budget referenced that FHFA targets February 2023 for a notice of proposed rulemaking addressing capital requirements for derivatives; market risk; multifamily loans in general and multifamily loans with government subsidies specifically, and exposures of an Enterprise to the other Enterprise. There is a risk that future changes to the capital framework could adversely impact credit for credit risk transfer or the capital relief afforded for mortgage insurance.
Risk Relating to Our Company and Our Shares
Some of the provisions of our bye-laws and our shareholders agreement may have the effect of hindering, delaying or preventing third party takeovers or changes in management initiated by shareholders. These provisions may also prevent our shareholders from receiving premium prices for their shares in an unsolicited takeover.
Some provisions of our bye-laws could have the effect of discouraging unsolicited takeover bids from third parties or changes in management initiated by shareholders. These provisions may encourage companies interested in acquiring us to negotiate in advance with our Board, since the Board has the authority to overrule the operation of several of the limitations.
Among other things, our bye-laws provide: for a classified Board, in which the directors of the class elected at each annual general meeting holds office for a term of three years, with the term of each class expiring at successive annual general meetings of shareholders; that the number of directors is determined by the Board from time to time by a vote of the majority of the Board; that directors may only be removed for cause, and cause removal shall be deemed to exist only if the director whose removal is proposed has been convicted of a felony or been found by a court to be liable for gross negligence or misconduct in the performance of his or her duties; that the Board has the right to fill vacancies, including vacancies created by an expansion of the Board; and for limitations on a shareholder’s right to raise proposals or nominate directors at general meetings. Our bye-laws provide that certain provisions that may have anti-takeover effects may be repealed or altered only with prior Board approval and upon the affirmative vote of holders of shares representing at least 65% of the total voting power of our shares entitled generally to vote at an election of directors.
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

ARCH CAPITAL	53	2022 FORM 10-K

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
•the market for similar securities; and
•economic, financial, geopolitical, social, regulatory or judicial events that affect us and/or the insurance or financial markets generally.
Dividends on our preferred shares are non-cumulative.
Dividends on our preferred shares are non-cumulative and payable only out of lawfully available funds of Arch Capital under Bermuda law. Consequently, if the Board (or a duly authorized committee of the Board) does not authorize and declare a dividend for any dividend period with respect to any series of our preferred shares, holders of such preferred shares would not be entitled to receive any such dividend, and such unpaid dividend will not accrue and will never be payable. Arch Capital will have no obligation to pay dividends for a dividend period on or after the dividend payment date for such period if the Board (or a duly authorized committee of the Board) has not declared such dividend before the related dividend payment date; if dividends on our series F or series G preferred shares are authorized and declared with respect to any subsequent dividend period, Arch Capital will be free to pay dividends on any other series of preferred shares and/or our common shares. In the past, we have not paid dividends on our common shares.

ARCH CAPITAL	54	2022 FORM 10-K

Our preferred shares are equity and are subordinate to our existing and future indebtedness.
Our preferred shares are equity interests and do not constitute indebtedness. As such, these preferred shares will rank junior to all of our indebtedness and other non-equity claims with respect to assets available to satisfy our claims, including in our liquidation. Our existing and future indebtedness may restrict payments of dividends on our preferred shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred shares, (1) dividends are payable only if declared by the Board (or a duly authorized committee of the Board) and (2) as described under “Risks Relating to Our Company—Arch Capital is a holding company and is dependent on dividends and other distributions from its operating subsidiaries,” we are subject to certain regulatory and other constraints affecting our ability to pay dividends and make other payments.
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
Holders of our preferred shares have no voting rights with respect to matters that generally require the approval of voting shareholders. The limited voting rights of holders of our preferred shares include the right to vote as a class on certain fundamental matters that affect the preference or special rights of our preferred shares as set forth in the certificate of designations relating to each series of preferred shares. In addition, if dividends on our series F or series G preferred shares have not been declared or paid for the equivalent of six dividend payments, whether or not for consecutive dividend periods, holders of the outstanding series F or series G preferred shares will be entitled to vote for the election of two additional directors to the Board subject to the terms and to the limited extent as set forth in the certificate of designations relating to such series of preferred shares.
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

ARCH CAPITAL	55	2022 FORM 10-K

Proposed Treasury Regulations issued on January 24, 2022, if finalized in their current form, could (on prospective basis) cause our U.S. shareholders (including tax-exempt U.S. shareholders) to be subject to current U.S. federal income tax on the portion of our earnings attributable to certain intercompany reinsurance income (whether or not such income is distributed).
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
Under current law, we currently expect each of our non-U.S. subsidiaries to satisfy the RPII 20% gross income exception, and therefore we currently do not expect any U.S. shareholder to be required to currently include RPII in income (although there can be no assurance that this is or will continue be the case). However, proposed Treasury Regulations issued on January 24, 2022, if finalized in their current form, would for the first time (on a prospective basis) expand the definition of RPII to include certain intercompany insurance income (including reinsurance income) in a manner that could cause certain of our foreign subsidiaries not to satisfy the RPII 20% gross income exception. In such event, (1) all U.S. shareholders (not just 10% U.S. shareholders) would be required to include RPII in income currently, whether or not distributed, and (2) U.S. shareholders that are tax exempt entities would be required to treat such RPII inclusions as unrelated business taxable income. Current and prospective U.S. shareholders should consult their own tax advisors as to the potential impact of these recently proposed Treasury Regulations.
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
The impact of Bermuda's letter of commitment to the OECD to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda
OECD has published reports and launched a global initiative among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. Bermuda was not listed in the most recent report as an uncooperative tax haven jurisdiction because it has substantially implemented the internationally agreed tax standard and previously committed to eliminate harmful tax practices, to embrace international tax standards for transparency, to exchange information and to eliminate an environment that attracts business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.
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

ARCH CAPITAL	56	2022 FORM 10-K

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
In May 2019, the OECD published a “Programme of Work,” divided into two pillars, which is designed to address the tax challenges created by an increasing digitalized economy. Pillar I addresses the broader challenge of a digitalized economy and focuses on the allocation of group profits among taxing jurisdictions based on a market-based concept rather than historical “permanent establishment” concepts. In January 2020, the OECD released a statement excluding most financial services activities, including insurance activities, from the scope of the profit reallocation mechanism in Pillar I. The OECD statement cited the presence of commercial (rather than consumer) customers as grounds for the carve-out, but also acknowledged that a “compelling case” could be made that the consumer-facing business lines of insurance companies should be excluded from the scope of Pillar I given the impact of regulations and licensing requirements that typically ensure that residual profits are largely realized in local customer markets. However, profits from
“unregulated elements of the financial services sector” remain in scope but only where revenue exceeds €20 billion. Pillar II addresses the remaining BEPS risk of profit shifting to entities in low tax jurisdictions by introducing a global minimum tax (15%) and a proposed tax on base eroding payments, which would operate through a denial of a deduction or imposition of source-based taxation (including withholding tax) on certain payments. In October 2021, 136 jurisdictions agreed on a two-pillar solution to address the tax challenges arising from the digitalization of the economy. In December 2021, the OECD released Model Rules for implementation of Pillar II followed by the release of detailed commentary in March 2022. Further details of the Implementation Package and related topics is expected in early 2023. The OECD expects the rules to be enacted into domestic legislation in 2023 in order for the rules to be effective from 2023 (with a key element of the rules, the UTPR, deferred for one year until 2025).
On December 15, 2022, the EU formally adopted Council Directive on ensuring a global minimum level of taxation for groups operating in the Union. Member States are required to transpose the Directive into their domestic law by December 31, 2023.The OECD expects the rules to be enacted into domestic legislation in 2023 in order for the rules to be effective from 2023 (with a key element of the rules, the UTPR, deferred for one year until 2025). The adoption of these rules may increase the complexity and costs associated with tax compliance and may adversely affect our financial position and results of operations.
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

ARCH CAPITAL	57	2022 FORM 10-K

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office space in Bermuda where our principal offices are located. Our insurance group leases space for offices in the U.S., Canada, Bermuda, U.K., Europe and Australia. Our reinsurance group leases space for offices in the U.S., Bermuda, U.K., Europe, Canada and Dubai. Our mortgage group leases space for offices in the U.S., Hong Kong and Australia. We believe that the above described office space is adequate for our needs. However, as we continue to develop our business, we may open additional office locations in 2023.

ITEM 3. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of December 31, 2022, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ARCH CAPITAL	58	2022 FORM 10-K

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HOLDERS
As of February 17, 2023, and based on information provided to us by our transfer agent and proxy solicitor, there were 1,150 holders of record of our common shares (NASDAQ: ACGL) and approximately 215,000 beneficial holders of our common shares.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our purchases of common shares for the 2022 fourth quarter:

	Issuer Purchases of Common Shares
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs ($000’s) (2)
10/1/2022-10/31/2022	59,926	$53.08	—	$596,411
11/1/2022-11/30/2022	29,362	$56.43	—	$596,411
12/1/2022-12/31/2022	3,420	$60.61	—	$1,000,000
Total	92,708	$54.42	—	$1,000,000
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
(2)    Remaining amount available at December 31, 2022 under Arch Capital’s $1.0 billion share repurchase authorization, authorized by the Board of Directors of ACGL on December 19, 2022. Repurchases under this authorization may be effected from time to time in open market or privately negotiated transactions through December 31, 2024.

ARCH CAPITAL	59	2022 FORM 10-K

PERFORMANCE GRAPH
The following graph compares the cumulative total shareholder return on our common shares for each of the last five years through December 31, 2022 to the cumulative total return, assuming reinvestment of dividends, of (1) S&P 500 Composite Stock Index (“S&P 500 Index”) and (2) the S&P 500 Property & Casualty Insurance Index. The share price performance presented below is not necessarily indicative of future results.
CUMULATIVE TOTAL SHAREHOLDER RETURN (1)(2)(3)

		Base Period
	Company Name/Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
●	Arch Capital Group Ltd.	$100.00	$88.31	$141.75	$119.21	$146.91	$207.49
■	S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
▲	S&P 500 Property & Casualty Insurance Index	$100.00	$95.31	$119.97	$128.31	$153.05	$181.93
(1)    Stock price appreciation plus dividends.
(2)    The above graph assumes that the value of the investment was $100 on December 31, 2017.
(3)    This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6. [RESERVED]

ARCH CAPITAL	60	2022 FORM 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations for the year ended December 31, 2022 and 2021. Comparisons between 2021 and 2020 have been omitted from this Form 10-K, but may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K year ended December 31, 2021 filed with the SEC. This discussion and analysis contains forward-looking statements which involve inherent risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. These statements are based on our current assessment of risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements and, therefore, undue reliance should not be placed on them. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed in this report, including the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors.”
This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto presented under Item 8. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.

ARCH CAPITAL	61	2022 FORM 10-K

OVERVIEW

Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “we” or “us”) is a publicly listed Bermuda exempted company with approximately $15.6 billion in capital at December 31, 2022 and is part of the S&P 500 index. Through operations in Bermuda, the United States, United Kingdom, Europe, Canada and Australia, we write specialty lines of property and casualty insurance and reinsurance, as well as mortgage insurance and reinsurance, on a worldwide basis. It is our belief that our underwriting platform, our experienced management team and our strong capital base have enabled us to establish a strong presence in the insurance and reinsurance markets.
The worldwide property casualty insurance and reinsurance industry is highly competitive and has traditionally been subject to an underwriting cycle. In that cycle, a “hard” market is evidenced by high premium rates, restrictive underwriting standards, narrow terms and conditions, and strong underwriting profits for insurers. A “hard” market typically attracts new capital and new entrants to the market and is eventually followed by a “soft” market, which has characteristics of low premium rates, relaxed underwriting standards, broader terms and conditions, and lower underwriting profits for insurers. Market conditions in the property and casualty arena may affect, among other things, the demand for our products, our ability to increase premium rates, the terms and conditions of the insurance policies we write, changes in the products offered by us or changes in our business strategy.
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

CURRENT OUTLOOK

As we head into 2023, our objective remains the same, to deliver long term value for our shareholders. Underwriting discipline is core to our culture and we are committed to agile cycle management with a focus on risk-adjusted returns. 2022 was our third consecutive year of sustained premium and revenue growth, supporting stronger and more stable earnings power for the near term. Reinsurance segment’s net premiums written grew 51% as the team seized on market dislocations while our insurance segment grew a robust 21%. We continue to see a broad array of opportunities to allocate capital where rates and terms and conditions allow for growth in attractive returns.
We continue to execute our cycle management strategy by actively allocating capital across a diversified, specialty portfolio where rates allow for returns that are higher than our cost of capital. While we continue to allocate more capital to our property and casualty segments, it is important to note that we have capitalized on attractive returns from our mortgage segment with $1.3 billion of underwriting income in 2022.
The catastrophic activity in 2022 has significantly increased pressure on property catastrophe markets, which could have a ripple effect across all property and casualty lines. As a result, we continue to show improved underwriting margins, partially due to the compounding of rate-on-rate increases and the rebalancing of our mix of business. We believe that this proven strategy of protecting capital through soft markets and increasing writings in hard markets gives us the best chance to generate superior risk adjusted returns over time.
In reinsurance, pricing for the January 1 renewals was strong. Property catastrophe pricing and terms both improved, leading to the effective rate changes in the 30% to 50% range. We anticipate that these trends will continue to the mid-year property catastrophe renewal period and should translate to strong property growth in 2023. As long as rate increases support returns above our required thresholds, we expect to continue to grow our writings. Rate improvements have enabled us to continue to expand writings in our property casualty segments.
In insurance, underwriting conditions remain opportunistic as pricing discipline, terms and conditions, and limits management are stable across most lines. This stability, combined with the uncertainties in the insurance market, should keep the market disciplined and sustain rate increases in most lines of business. Our specialty business in the U.K. and the U.S. operations benefited from growth in professional liability, including cyber insurance, as well as travel where we believe relative returns are attractive.

ARCH CAPITAL	62	2022 FORM 10-K

Inflation continues to be a focus for our industry. We proactively analyze available data and we incorporate emerging trends into our pricing and reserving. We believe that this discipline, coupled with increases in future investment returns and prudent reserving, helps us somewhat mitigate inflation’s impact.
In mortgage, we continue to be thoughtful in how we manage our portfolio and, because of our diversified model, we have the ability to take a measured view of the business as just one component of our diversified enterprise. Our mortgage business continues to deliver consistent underwriting results, once again demonstrating its sustainable earnings model. Although higher interest rates affected new loan origination volume, our U.S. primary mortgage insurance in force grew to nearly $296 billion, reflecting a higher persistency rate. The credit quality of homebuyers remains excellent and we believe our portfolio is well positioned for a variety of economic scenarios.
We remain committed to providing solutions across many offerings as the marketplace evolves, including the mortgage credit risk transfer programs initiated by government sponsored enterprises, or (“GSEs”). In addition, we have entered into aggregate excess of loss mortgage reinsurance agreements with various special purpose reinsurance companies domiciled in Bermuda and have issued mortgage insurance linked notes, increasing our protection for mortgage tail risk. The Bellemeade structures provided approximately $4.0 billion of aggregate reinsurance coverage at December 31, 2022.

FINANCIAL MEASURES

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for Arch Capital’s common shareholders:
Book Value per Share
Book value per share represents total common shareholders’ equity available to Arch divided by the number of common shares and common share equivalents outstanding. Management uses growth in book value per share as a key measure of the value generated for our common shareholders each period and believes that book value per share is the key driver of Arch Capital’s share price over time. Book value per share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per share depending on the purchase price. Book value per share was $32.62 at December 31, 2022, a 2.8% decrease from $33.56 at December 31, 2021. The decline in 2022 reflected negative total return on investments driven by rising interest rates on fixed maturities.
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
Our annualized net income return on average common equity was 11.6% for 2022, compared to 16.7% for 2021, with the lower return in 2022 primarily resulting from net realized losses and a lower level of income from equity method investments. Our Operating ROAE was 14.8% for 2022, compared to 11.5% for 2021, with the higher return in 2022 primarily resulting from strong underwriting performance and growth in net investment income, reflecting higher yields available on fixed income securities.

ARCH CAPITAL	63	2022 FORM 10-K

Total Return on Investments
Total return on investments includes investment income, equity in net income or loss of investments accounted for using the equity method, net realized gains or losses and the change in unrealized gains or losses generated by Arch’s investment portfolio. Total return is calculated on a pre-tax basis before investment expenses, excluding amounts reflected in the ‘other’ segment, and reflects the effect of financial market conditions along with foreign currency fluctuations. Management uses total return on investments as a key measure of the return generated for Arch common shareholders on the capital held in the business, and compares the return generated by our investment portfolio against benchmark returns. See “Comment on Non-GAAP Financial Measures.”
The following table summarizes the pre-tax total return (before investment expenses) of investments held by Arch compared to the benchmark return (both based in U.S. Dollars) against which we measured our portfolio during the periods:

	Arch Portfolio (1)	Benchmark Return

Year Ended December 31, 2022	-6.45%	-9.60%
Year Ended December 31, 2021	1.90%	1.20%
(1) Our investment expenses were approximately 0.28% and 0.32%, respectively, of average invested assets in 2022 and 2021.

Total return for the 2022 period reflected rising interest rates on fixed maturities and weak equity markets. The overall position of our investment portfolio remains relatively unchanged as we remain cautious relative to duration, credit and equity risk.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide, unlike many master indices that change based on the size of their constituent indices, a relatively stable basket of investable indices. At December 31, 2022, the benchmark return index had an average credit quality of “Aa3” by Moody’s, an estimated duration of 3.16 years.
The benchmark return index included weightings to the following indices:

%
ICE BofAML US Corporates, A - AAA Rated 1-5 Yr Index	13.00%
ICE BofAML 1-5 Year US Treasury Index	12.00
ICE BofAML US Corporates, AAA-A 5-10 Year Index	11.00
ICE BofAML US Corporates, BBB Rated 1-10 Yr Index	5.00
JPM CLOIE Investment Grade	5.00
ICE BofAML 1-5 Year UK Gilt Index	4.25
ICE BofAML AAA US Fixed Rate CMBS Index	4.00
ICE BofAML US Mortgage Backed Securities Index	4.00
ICE BofAML German Government 1-10 Year Index	4.00
MSCI ACWI Net Total Return USD Index	4.00
Equity (MSCI ACWI)	3.30
ICE BofAML 0-3 Month US Treasury Bill Index	3.00
ICE BofAML 5-10 Year US Treasury Index	3.00
ICE BofAML 1-10 Year US Municipal Securities Index	3.00
Bloomberg Barclays ABS Aaa Total Return Index	3.00
ICE BofAML 1-5 Year Canada Government Index	2.50
ICE BofAML 1-5 Year Australia Government Index	2.50
Morningstar LSTA US Leveraged Loan TR USD	2.50
ICE BofAML US High Yield Constrained Index	2.50
Senior Lending (S&P Leveraged Loan)	2.48
Opportunistic Credit (Barclays Global HY)	1.38
Distressed (Ice BofA CCC and Lower)	1.38
Int'l Equity RE (DJ International RE)	0.83
US RE Mezz (FTSE NAREIT Mortgage Plus Capped Index)	0.83
US RE Senior (Barclays CMBS Erisa Eligible)	0.83
ICE BofAML 15+ Year Canada Government Index	0.50
ICE BofA 1-5 Year Japan Government Index	0.25
Total	100.0%
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

ARCH CAPITAL	64	2022 FORM 10-K

shareholders and annualized net income return on average common equity (the most directly comparable GAAP financial measures) in accordance with Regulation G is included under “Results of Operations” below.
We believe that net realized gains or losses, equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses and transaction costs and other in any particular period are not indicative of the performance of, or trends in, our business. Although net realized gains or losses, equity in net income or loss of investments accounted for using the equity method and net foreign exchange gains or losses are an integral part of our operations, the decision to realize these items are independent of the insurance underwriting process and result, in large part, from general economic and financial market conditions. Furthermore, certain users of our financial information believe that, for many companies, the timing of the realization of investment gains or losses is largely opportunistic. In addition, changes in the allowance for credit losses and net impairment losses recognized in earnings on the Company’s investments represent other-than-temporary declines in expected recovery values on securities without actual realization.
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
Transaction costs and other include advisory, financing, legal, severance, incentive compensation and other transaction costs related to acquisitions. We believe that transaction costs and other, due to their non-recurring nature, are not indicative of the performance of, or trends in, our business performance. The loss on redemption of preferred shares related to the redemption of the Company’s preferred shares had no impact on shareholders' equity or cash flows.
Due to these reasons noted above, we exclude net realized gains or losses, equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other and loss on redemption of preferred shares from the calculation of after-tax operating income available to Arch common shareholders.
We believe that showing net income available to Arch common shareholders exclusive of the items referred to above reflects the underlying fundamentals of our business since we evaluate the performance of and manage our business to produce an underwriting profit. In addition to presenting net income available to Arch common shareholders, we believe that this presentation enables investors and other users of our financial information to analyze our performance in a manner similar to how management analyzes performance. We also believe that this measure follows industry practice and, therefore, allows the users of financial information to compare our performance with our industry peer group. We believe that the equity analysts and certain rating agencies that follow us and the insurance industry as a whole generally exclude these items from their analyses for the same reasons.
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

ARCH CAPITAL	65	2022 FORM 10-K

considered a variable interest entity and we concluded that we were the primary beneficiary of Somers. As such, we consolidated the results of Somers in our consolidated financial statements through June 30, 2021. In the 2020 fourth quarter, Arch Capital, Somers, and Greysbridge Ltd., a wholly-owned subsidiary of Arch Capital, entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”). Arch Capital assigned its rights under the Merger Agreement to Greysbridge Holdings Ltd. (“Greysbridge”). The merger and the related Greysbridge equity financing closed on July 1, 2021. Effective July 1, 2021, Somers is wholly owned by Greysbridge, and Greysbridge is owned 40% by Arch and 30% by certain funds managed by Kelso and 30% by certain funds managed by Warburg. Based on the governing documents of Greysbridge, we concluded that, while we retain significant influence over Greysbridge, Greysbridge does not constitute a variable interest entity. Accordingly, effective July 1, 2021, we no longer consolidate the results of Somers in our consolidated financial statements and footnotes. See note 12, “Variable Interest Entities and Noncontrolling Interests” and note 4, “Segment Information,” to our consolidated financial statements for additional information on Somers.
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
Total return on investments includes investment income, equity in net income or loss of investments accounted for using the equity method, net realized gains or losses (excluding changes in the allowance for credit losses on non-investment related financial assets) and the change in unrealized gains or losses generated by Arch’s investment portfolio. Total return is calculated on a pre-tax basis and before investment expenses, excludes amounts reflected in the ‘other’ segment, and reflects the effect of financial market conditions along with foreign currency fluctuations. In addition, total return incorporates the timing of investment returns during the periods. There is no directly comparable GAAP financial measure for total return. Management uses total return on investments as a key measure of the return generated to Arch common shareholders on the capital held in the business, and compares the return generated by our investment portfolio against benchmark returns which we measured our portfolio against during the periods.
RESULTS OF OPERATIONS

The following table summarizes our consolidated financial data, including a reconciliation of net income available to Arch common shareholders to after-tax operating income available to Arch common shareholders. See “Comment on Non-GAAP Financial Measures.”

	Year Ended December 31,
	2022	2021
Net income available to Arch common shareholders	$1,436,197	$2,093,405
Net realized (gains) losses	662,735	(307,466)
Equity in net (income) loss of investments accounted for using the equity method	(115,856)	(366,402)
Net foreign exchange (gains) losses	(100,988)	(42,743)
Transaction costs and other	1,092	1,199
Loss on redemption of preferred shares	—	15,101
Income tax expense (benefit) (1)	(42,791)	41,836
After-tax operating income available to Arch common shareholders	$1,840,389	$1,434,930

Beginning common shareholders’ equity	$12,715,896	$12,325,886
Ending common shareholders’ equity	12,080,073	12,715,896
Average common shareholders’ equity	$12,397,985	$12,520,891

Annualized net income return on average common equity %	11.6	16.7
Annualized operating return on average common equity %	14.8	11.5
(1) Income tax on net realized gains or losses, equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses and transaction costs and other reflects the relative mix reported by jurisdiction and the varying tax rates in each jurisdiction.

ARCH CAPITAL	66	2022 FORM 10-K

Segment Information
We classify our businesses into three underwriting segments – insurance, reinsurance and mortgage – and two operating segments – corporate and ‘other.’ Our insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to our chief operating decision makers, the Chief Executive Officer of Arch Capital, Chief Financial Officer and Treasurer of Arch Capital and the President and Chief Underwriting Officer of Arch Capital. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for our three underwriting segments based on underwriting income or loss. We do not manage our assets by underwriting segment, with the exception of goodwill and intangible assets and accordingly, investment income is not allocated to each underwriting segment.
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
Insurance Segment
The following tables set forth our insurance segment’s underwriting results:

	Year Ended December 31,
	2022	2021	% Change
Gross premiums written	$6,930,864	$5,867,734	18.1
Premiums ceded	(1,910,222)	(1,719,541)
Net premiums written	5,020,642	4,148,193	21.0
Change in unearned premiums	(461,307)	(521,725)
Net premiums earned	4,559,335	3,626,468	25.7
Losses and loss adjustment expenses	(2,782,945)	(2,344,365)
Acquisition expenses	(885,866)	(606,265)
Other operating expenses	(665,472)	(558,906)
Underwriting income (loss)	$225,052	$116,932	92.5

Underwriting Ratios			% Point Change
Loss ratio	61.0%	64.6%	(3.6)
Acquisition expense ratio	19.4%	16.7%	2.7
Other operating expense ratio	14.6%	15.4%	(0.8)
Combined ratio	95.0%	96.7%	(1.7)
The insurance segment consists of our insurance underwriting units which offer specialty product lines on a worldwide basis, as described in note 4, “Segment Information,” to our consolidated financial statements in Item 8.
Net Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Year Ended December 31,
	2022		2021
	Amount	%	Amount	%
Professional lines	$1,502,448	29.9	$1,177,144	28.4
Property, energy, marine and aviation	878,067	17.5	722,582	17.4
Programs	611,922	12.2	595,824	14.4
Travel, accident and health	484,847	9.7	305,390	7.4
Construction and national accounts	469,717	9.4	431,952	10.4
Excess and surplus casualty	460,798	9.2	359,458	8.7
Warranty and lenders solutions	139,247	2.8	146,984	3.5
Other	473,596	9.4	408,859	9.9
Total	$5,020,642	100.0	$4,148,193	100.0
Net premiums written by the insurance segment were 21.0% higher in 2022 than in 2021. The increase in net premiums written reflected growth in professional lines and in property, primarily due to rate increases, new business opportunities and growth in existing accounts, and in travel, primarily due to new business and growth in existing accounts.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Year Ended December 31,
	2022		2021
	Amount	%	Amount	%
Professional lines	$1,314,236	28.8	$942,817	26.0
Property, energy, marine and aviation	772,388	16.9	667,892	18.4
Programs	589,860	12.9	506,867	14.0
Travel, accident and health	491,847	10.8	255,590	7.0
Construction and national accounts	432,020	9.5	416,107	11.5
Excess and surplus casualty	393,353	8.6	318,027	8.8
Warranty and lenders solutions	127,222	2.8	153,958	4.2
Other	438,409	9.6	365,210	10.1
Total	$4,559,335	100.0	$3,626,468	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned by the insurance segment were 25.7% higher in 2022 than in 2021, reflecting changes in net premiums written over the previous five quarters.

ARCH CAPITAL	67	2022 FORM 10-K

Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Year Ended December 31,
	2022	2021
Current year	61.6%	65.0%
Prior period reserve development	(0.6)%	(0.4)%
Loss ratio	61.0%	64.6%
Current Year Loss Ratio.
The insurance segment’s current year loss ratio was 3.4 points lower in 2022 than in 2021. The 2022 loss ratio included 5.2 points of current year catastrophic event activity, primarily related to Hurricane Ian, Russia’s invasion of Ukraine and other natural catastrophes, compared to 5.6 points in 2021, primarily related to Hurricane Ida and winter storms Uri and Viola. The balance of the change in the 2022 loss ratios resulted, in part, from changes in mix of business.
Prior Period Reserve Development.
The insurance segment’s net favorable development was $25.3 million, or 0.6 points, for 2022, compared to $16.2 million, or 0.4 points, for 2021. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements in Item 8 for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
The insurance segment’s underwriting expense ratio was 34.0% in 2022, compared to 32.1% in 2021, with the increase primarily due to changing mix of business and growth in lines with higher acquisition costs.
Reinsurance Segment
The following tables set forth our reinsurance segment’s underwriting results:

	Year Ended December 31,
	2022	2021	% Change
Gross premiums written	$6,948,438	$5,093,930	36.4
Premiums ceded	(2,024,462)	(1,839,556)
Net premiums written	4,923,976	3,254,374	51.3
Change in unearned premiums	(964,595)	(413,931)
Net premiums earned	3,959,381	2,840,443	39.4
Other underwriting income (loss)	4,871	3,669
Losses and loss adjustment expenses	(2,568,843)	(1,924,719)
Acquisition expenses	(813,555)	(536,754)
Other operating expenses	(267,531)	(212,810)
Underwriting income	$314,323	$169,829	85.1

Underwriting Ratios			% Point Change
Loss ratio	64.9%	67.8%	(2.9)
Acquisition expense ratio	20.5%	18.9%	1.6
Other operating expense ratio	6.8%	7.5%	(0.7)
Combined ratio	92.2%	94.2%	(2.0)
The reinsurance segment consists of our reinsurance underwriting units which offer specialty product lines on a worldwide basis, as described in note 4, “Segment Information,” to our consolidated financial statements in Item 8.
Net Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Year Ended December 31,
	2022		2021
	Amount	%	Amount	%
Other specialty	$1,982,594	40.3	$955,474	29.4
Property excluding property catastrophe	1,276,083	25.9	1,004,086	30.9
Casualty	973,948	19.8	808,164	24.8
Property catastrophe	415,725	8.4	233,260	7.2
Marine and aviation	166,933	3.4	171,753	5.3
Other	108,693	2.2	81,637	2.5
Total	$4,923,976	100.0	$3,254,374	100.0
Net premiums written by the reinsurance segment were 51.3% higher in 2022 than in 2021. The growth in net premiums written reflected increases in most lines of business, primarily due to growth in existing accounts, new business, and rate increases. The 2022 fourth quarter was affected by a few non-recurring transactions, primarily impacting the other specialty line of business.

ARCH CAPITAL	68	2022 FORM 10-K

Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Year Ended December 31,
	2022		2021
	Amount	%	Amount	%
Other specialty	$1,377,880	34.8	$818,801	28.8
Property excluding property catastrophe	1,091,440	27.6	836,573	29.5
Casualty	854,543	21.6	666,754	23.5
Property catastrophe	366,991	9.3	280,738	9.9
Marine and aviation	159,401	4.0	152,955	5.4
Other	109,126	2.8	84,622	3.0
Total	$3,959,381	100.0	$2,840,443	100.0
Net premiums earned in 2022 were 39.4% higher than in 2021, reflecting changes in net premiums written over the previous five quarters, including the mix and type of business written.
Other Underwriting Income (Loss).
Other underwriting income in 2022 was $4.9 million, compared to $3.7 million in 2021.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Year Ended December 31,
	2022	2021
Current year	69.7%	74.1%
Prior period reserve development	(4.8)%	(6.3)%
Loss ratio	64.9%	67.8%
Current Year Loss Ratio.
The reinsurance segment’s current year loss ratio was 4.4 points lower in 2022 than in 2021. The 2022 loss ratio included 13.9 points for current year catastrophic event activity, primarily related to Hurricane Ian, Russia’s invasion of Ukraine and other global events, compared to 16.5 points in 2021. The balance of the change in the 2022 current year loss ratio resulted, in part, from the effect of rate increases, changes in mix of business and the level of attritional losses.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $191.6 million, or 4.8 points, for 2022, compared to $178.8 million, or 6.3 points, for 2021, See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements in Item 8 for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
The underwriting expense ratio for the reinsurance segment was 27.3% in 2022, compared to 26.4% in 2021, with the increase primarily resulting from changes in mix of business to lines with higher acquisition costs and expenses related to favorable development of prior year loss reserves.
Mortgage Segment
The following tables set forth our mortgage segment’s underwriting results.

	Year Ended December 31,
	2022	2021	% Change
Gross premiums written	$1,454,971	$1,507,825	(3.5)
Premiums ceded	(322,400)	(246,757)
Net premiums written	1,132,571	1,261,068	(10.2)
Change in unearned premiums	26,790	22,351
Net premiums earned	1,159,361	1,283,419	(9.7)
Other underwriting income	8,356	17,665
Losses and loss adjustment expenses	324,271	(56,677)
Acquisition expenses	(40,159)	(97,418)
Other operating expenses	(195,172)	(194,010)
Underwriting income	$1,256,657	$952,979	31.9

Underwriting Ratios			% Point Change
Loss ratio	(28.0)%	4.4%	(32.4)
Acquisition expense ratio	3.5%	7.6%	(4.1)
Other operating expense ratio	16.8%	15.1%	1.7
Combined ratio	(7.7)%	27.1%	(34.8)
Premiums Written.
The following table sets forth our mortgage segment’s net premiums written by underwriting location (i.e., where the business is underwritten):

	Year Ended December 31,
	2022	2021
Net premiums written by underwriting location
United States	$780,256	$914,477
Other	352,315	346,591
Total	$1,132,571	$1,261,068
Gross premiums written by the mortgage segment in 2022 were 3.5% lower than in 2021. The reduction in gross premiums written primarily reflected a lower U.S. primary mortgage insurance single premium volume and a decrease in monthly premiums. Net premiums written for 2022 were 10.2% lower than in the 2021 period. Net premiums written for the 2022 period reflected a higher level of premiums ceded than in the 2021 period.

ARCH CAPITAL	69	2022 FORM 10-K

The persistency rate of the U.S. primary portfolio of mortgage loans was 79.5% at December 31, 2022 compared to 62.4% at December 31, 2021, with the increase primarily reflecting a lower level of refinancing activity due to a higher interest rate environment. The persistency rate represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period.
Net Premiums Earned.
The following table sets forth our mortgage segment’s net premiums earned by underwriting location (i.e., where the business is underwritten):

	Year Ended December 31,
	2022	2021
Net premiums earned by underwriting location
United States	$815,519	$970,507
Other	343,842	312,912
Total	$1,159,361	$1,283,419
Net premiums earned for 2022 were 9.7% lower than in 2021 and reflected a decline in monthly premiums and an increase in ceded premiums earned, partially offset by growth in credit risk transfer business.
Other Underwriting Income.
Other underwriting income, which is primarily related to GSE risk-sharing transactions and our whole mortgage loan purchase and sell program, was $8.4 million for 2022, compared to $17.7 million for 2021.
Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Year Ended December 31,
	2022	2021
Current year	19.8%	17.6%
Prior period reserve development	(47.8)%	(13.2)%
Loss ratio	(28.0)%	4.4%
Unlike property and casualty business for which we estimate ultimate losses on premiums earned, losses on mortgage insurance business are only recorded at the time a borrower is delinquent on their mortgage, in accordance with primary mortgage insurance industry practice. Because our primary mortgage insurance reserving process does not take into account the impact of future losses from loans that are not delinquent, mortgage insurance loss reserves are not an estimate of ultimate losses. In addition to establishing loss reserves for delinquent loans, under GAAP, we are required to establish a premium deficiency reserve for our mortgage insurance products if the amount of expected future losses and maintenance costs exceeds expected future premiums, existing reserves and the anticipated investment income for such product. We assess the need for a premium deficiency reserve on a quarterly basis and perform a full analysis annually. No such reserve was established during 2022 or 2021.
Current Year Loss Ratio.
The mortgage segment’s current year loss ratio was 2.2 points higher in 2022 compared to 2021. The higher current year loss ratio for the 2022 period reflected a lower level of premiums earned in the U.S. primary mortgage insurance business combined with an increase in new delinquencies as well as an increase in estimated claim rates.
The percentage of loans in default on U.S. primary mortgage insurance decreased from 2.36% at December 31, 2021 to 1.77% at December 31, 2022.
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
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $554.1 million, or 47.8 points, for 2022, compared to $169.6 million, or 13.2 points, for 2021. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements in Item 8 for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
The underwriting expense ratio for the mortgage segment was 20.3% for 2022, compared to 22.7% for 2021, with the decrease primarily due to lower acquisition expenses on Australian mortgage insurance following the acquisition of Westpac LMI in the 2021 third quarter and profit commissions adjustments related to favorable development of prior year loss reserves. Such amounts were partially offset by a lower level of net premiums earned in the U.S. primary mortgage insurance business.

ARCH CAPITAL	70	2022 FORM 10-K

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
Net Investment Income.
The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2022	2021
Fixed maturities	$468,659	$307,536
Equity securities	22,497	42,094
Short-term investments	29,519	6,799
Other (1)	46,647	68,411
Gross investment income	567,322	424,840
Investment expenses (2)	(70,775)	(78,032)
Net investment income	$496,547	$346,808
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other.
(2)    Investment expenses were approximately 0.28% of average invested assets for 2022, compared to 0.32% for 2021.

The pre-tax investment income yield was 1.99% for 2022, compared to 1.41% for 2021. The higher level of net investment income for 2022 compared to 2021 reflected higher yields available in the financial markets. The pre-tax investment income yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.
Net Realized Gains (Losses).
We recorded net realized losses of $662.7 million for 2022, compared to net realized gains of $299.2 million for 2021. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains or losses as the portfolio is rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations.
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
Equity in Net Income (Loss) of Investments Accounted for Using the Equity Method.
We recorded $115.9 million of equity in net income related to investments accounted for using the equity method for 2022, compared to $366.4 million for 2021. Investments accounted for using the equity method totaled $3.8 billion at December 31, 2022, compared to $3.1 billion at December 31, 2021. See note 9, “Investment Information—Equity in Net Income (Loss) of Investments Accounted For Using the Equity Method,” to our consolidated financial statements in Item 8 for additional information.
Other Income (Loss)
Other loss for the 2022 period was $26.2 million, compared to other income of $10.2 million for the 2021 period. Amounts in both periods primarily reflect changes in the cash surrender value of our investment in corporate-owned life insurance.
Corporate Expenses.
Corporate expenses were $94.4 million for 2022, compared to $77.1 million for 2021. Such amounts primarily represent certain holding company costs necessary to support our worldwide operations and costs associated with operating as a publicly traded company.
Transaction Costs and Other.
Transaction costs and other were $1.1 million for the 2022 period consistent with $1.1 million for 2021. Amounts in both periods are primarily related to acquisition activity.
Amortization of Intangible Assets.
Amortization of intangible assets for 2022 was $106.2 million, compared to $82.1 million for 2021. Amounts in 2022 and 2021 primarily related to amortization of finite-lived intangible assets. The increase in amortization of intangible assets expense was a result of acquisitions closed during the 2021 period. See note 2, “Acquisitions."
Interest Expense.
Interest expense was $130.3 million for 2022, compared to $131.1 million for 2021. Interest expense primarily reflects amounts related to our outstanding senior notes.

ARCH CAPITAL	71	2022 FORM 10-K

Net Foreign Exchange Gains or Losses.
Net foreign exchange gains for 2022 were $100.9 million, compared to net foreign exchange gains for 2021 of $42.9 million. Amounts in such periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income before income taxes resulted in an expense of 5.1% for 2022, compared to an expense of 5.6% for 2021. The effective tax rate for the 2022 period included discrete income tax benefits of $40.6 million, compared to benefits of $39.3 million for 2021. The discrete tax items in both periods primarily related to the release of valuation allowances on certain deferred tax assets. Our effective tax rate fluctuates from year to year consistent with the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
See note 15, “Income Taxes,” to our consolidated financial statements in Item 8 for a reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average statutory tax rate for 2022 and 2021.
Income (Loss) from Operating Affiliates.
We recorded $73.9 million of net income from our operating affiliates in the 2022 period, compared to income of $264.7 million in the 2021 period. Results for the 2021 period included a one-time gain of $95.7 million recognized from the Company’s investment in Greysbridge and a one-time gain of $74.5 million recognized from the Company’s investment in Coface SA (“Coface”), a France-based leader in the global trade credit insurance market.
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

ARCH CAPITAL	72	2022 FORM 10-K

At December 31, 2022 and 2021, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	December 31,
	2022	2021
Insurance segment:
Case reserves	$2,397,881	$2,102,891
IBNR reserves	4,934,583	4,269,904
Total net reserves	7,332,464	6,372,795
Reinsurance segment:
Case reserves	1,902,899	1,733,571
Additional case reserves	481,523	426,531
IBNR reserves	3,403,109	2,656,527
Total net reserves	5,787,531	4,816,629
Mortgage segment:
Case reserves	447,018	741,897
IBNR reserves	186,105	226,604
Total net reserves	633,123	968,501
Total:
Case reserves	4,747,798	4,578,359
Additional case reserves	481,523	426,531
IBNR reserves	8,523,797	7,153,035
Total net reserves	$13,753,118	$12,157,925
At December 31, 2022 and 2021, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2022	2021
Professional lines	$2,069,912	$1,673,615
Construction and national accounts	1,558,466	1,490,206
Programs	843,094	793,187
Excess and surplus casualty	786,494	657,307
Property, energy, marine and aviation	763,531	599,093
Travel, accident and health	138,814	96,051
Warranty and lenders solutions	46,733	58,351
Other	1,125,420	1,004,985
Total net reserves	$7,332,464	$6,372,795
At December 31, 2022 and 2021, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2022	2021
Casualty	$2,342,077	$2,123,360
Other specialty	1,475,702	1,113,766
Property excluding property catastrophe	993,454	711,859
Property catastrophe	535,844	486,911
Marine and aviation	291,548	246,861
Other	148,906	133,872
Total net reserves	$5,787,531	$4,816,629
At December 31, 2022 and 2021, the mortgage segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2022	2021
U.S. primary mortgage insurance (1)	$415,242	$710,708
U.S. credit risk transfer (CRT) and other	108,910	112,549
International mortgage insurance/reinsurance	108,971	145,244
Total net reserves	$633,123	$968,501
(1)    At December 31, 2022, 33.8% of total net reserves represent policy years 2012 and prior and the remainder from later policy years. At December 31, 2021, 27.9% of total net reserves represent policy years 2012 and prior and the remainder from later policy years.
Potential Variability in Loss Reserves
The following tables summarize the effect of reasonably likely scenarios on the key actuarial assumptions used to estimate our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, at December 31, 2022 by underwriting segment and reserving lines. See note 6, “Short Duration Contracts,” to our consolidated financial statements in Item 8 for a description of the lines of business included in each reserving line.
The scenarios shown in the tables summarize the effect of (i) changes to the expected loss ratio selections used at December 31, 2022, which represent loss ratio point increases or decreases to the expected loss ratios used, and (ii) changes to the loss development patterns used in our reserving process at December 31, 2022, which represent claims reporting that is either slower or faster than the reporting patterns used. We believe that the illustrated sensitivities are indicative of the potential variability inherent in the estimation process of those parameters. The results show the impact of varying each key actuarial assumption using the chosen sensitivity on our IBNR reserves, on a net basis and across all accident years.

ARCH CAPITAL	73	2022 FORM 10-K

INSURANCE SEGMENT	Higher Expected Loss Ratios	Slower Loss Development Patterns
Reserving lines selected assumptions:
Property, energy, marine and aviation	5 points	3 months
Third party occurrence business	10	6
Third party claims-made business	10	6
Multi-line and other specialty	10	6

Increase (decrease) in Loss Reserves:
Property, energy, marine and aviation	$44,139	$93,943
Third party occurrence business	209,293	100,645
Third party claims-made business	385,410	210,223
Multi-line and other specialty	235,811	104,475

INSURANCE SEGMENT	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving lines selected assumptions:
Property, energy, marine and aviation	(5) points	(3) months
Third party occurrence business	(10)	(6)
Third party claims-made business	(10)	(6)
Multi-line and other specialty	(10)	(6)

Increase (decrease) in Loss Reserves:
Property, energy, marine and aviation	$(44,139)	$(60,941)
Third party occurrence business	(207,906)	(82,490)
Third party claims-made business	(382,587)	(173,800)
Multi-line and other specialty	(197,682)	(71,891)

REINSURANCE SEGMENT	Higher Expected Loss Ratios	Slower Loss Development Patterns
Reserving lines selected assumptions:
Casualty	10 points	6 months
Other specialty	5	3
Property excluding property catastrophe	5	3
Property catastrophe	5	3
Marine and aviation	5	3
Other	5	3

Increase (decrease) in Loss Reserves:
Casualty	$192,747	$220,372
Other specialty	140,889	102,342
Property excluding property catastrophe	41,745	101,294
Property catastrophe	31,774	52,223
Marine and aviation	14,524	25,618
Other	8,541	5,591

REINSURANCE SEGMENT	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving lines selected assumptions:
Casualty	(10) points	(6) months
Other specialty	(5)	(3)
Property excluding property catastrophe	(5)	(3)
Property catastrophe	(5)	(3)
Marine and aviation	(5)	(3)
Other	(5)	(3)

Increase (decrease) in Loss Reserves:
Casualty	$(192,743)	$(167,558)
Other specialty	(140,889)	(147,647)
Property excluding property catastrophe	(41,745)	(99,642)
Property catastrophe	(31,774)	(32,967)
Marine and aviation	(14,715)	(27,465)
Other	(8,541)	(5,086)
It is not necessarily appropriate to sum the total impact for a specific factor or the total impact for a specific business category as the business categories are not perfectly correlated. In addition, the potential variability shown in the tables above are reasonably likely scenarios of changes in our key assumptions at December 31, 2022 and are not meant to be a “best case” or “worst case” series of outcomes and therefore, it is possible that future variations may be more or less than the amounts set forth above.
For our mortgage segment, we considered the sensitivity of loss reserve estimates at December 31, 2022 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be approximately 30% of the unpaid principal balance at December 31, 2022), we estimated that our loss reserves would change by approximately $21.0 million at December 31, 2022. For every one percentage point change in our primary net default to claim rate (which we estimate to be approximately 37% at December 31, 2022), we estimated a $17.0 million change in our loss reserves at December 31, 2022.

ARCH CAPITAL	74	2022 FORM 10-K

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
At December 31, 2022, our recorded Loss Reserves by underwriting segment, net of unpaid losses and loss adjustment expenses recoverable, and the results of the simulation were as follows:

	Insurance Segment	Reinsurance Segment	Mortgage Segment	Total
Loss Reserves (1)	$7,332,464	$5,787,531	$633,123	$13,753,118

Simulation results:
90th percentile (2)	$8,611,623	$7,054,715	$757,900	$16,070,373
10th percentile (3)	$6,091,636	$4,614,229	$517,006	$11,544,929
(1)    Net of reinsurance recoverables.
(2)    Simulation results indicate that a 90% probability exists that the net reserves for losses and loss adjustment expenses will not exceed the indicated amount.
(3)    Simulation results indicate that a 10% probability exists that the net reserves for losses and loss adjustment expenses will be at or below the indicated amount.

For informational purposes, based on the total simulation results, a change in our Loss Reserves to the amount indicated at the 90th percentile would result in a decrease in income before income taxes of approximately $2.3 billion, or $6.14 per diluted share, while a change in our Loss Reserves to the amount indicated at the 10th percentile would result in an increase in income before income taxes of approximately $2.2 billion, or $5.85 per diluted share. The simulation results noted above are informational only, and no assurance can be given that our ultimate losses will not be significantly different than the simulation results shown above, and such differences could directly and significantly impact earnings favorably or unfavorably in the period they are determined. We do not have significant exposure to pre-2002 liabilities, such as asbestos-related illnesses and other long-tail liabilities. It is difficult to provide meaningful trend information for certain liability/casualty coverages for which the claim-tail may be especially long, as claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that for certain lines of business relatively limited historical information has been reported to us through December 31, 2022. Accordingly, the reserving for incurred losses in these lines of business could be subject to greater variability. See Item 1A, “Risk Factors – Risks Relating to Our Industry, Business & Operations – Underwriting risks and reserving for losses are based on probabilities and related modeling, which are subject to inherent uncertainties.”
Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at December 31, 2022 and 2021:

(U.S. Dollars in millions)	December 31,
	2022		2021
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$295,651	57.6	$280,945	61.0
U.S. credit risk transfer (CRT) and other (2)	145,087	28.3	110,018	23.9
International mortgage insurance/reinsurance (3)	72,315	14.1	69,655	15.1
Total	$513,053	100.0	$460,618	100.0
Risk In Force (RIF) (4):
U.S. primary mortgage insurance	$75,806	84.8	$70,619	84.3
U.S. credit risk transfer (CRT) and other (2)	6,245	7.0	5,120	6.1
International mortgage insurance/reinsurance (3)	7,369	8.2	7,983	9.5
Total	$89,420	100.0	$83,722	100.0
(1)    Represents the aggregate dollar amount of each insured mortgage loan’s current principal balance.
(2)    Includes all CRT transactions, which are predominantly with GSEs, and other U.S. reinsurance transactions.
(3)    International mortgage insurance and reinsurance with risk primarily located in Australia and to lesser extent Europe and Asia.
(4)    The aggregate dollar amount of each insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy for insurance policies issued and after contract limits and/or loss ratio caps for risk-sharing or reinsurance transactions.

ARCH CAPITAL	75	2022 FORM 10-K

The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2022:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2012 and prior	$9,931	3.4	$2,424	3.2	8.41%
2013	3,000	1.0	798	1.1	1.85%
2014	3,696	1.3	1,012	1.3	2.61%
2015	6,236	2.1	1,680	2.2	2.08%
2016	10,225	3.5	2,744	3.6	2.66%
2017	9,508	3.2	2,521	3.3	3.06%
2018	10,260	3.5	2,625	3.5	4.11%
2019	19,096	6.5	4,840	6.4	2.36%
2020	65,141	22.0	16,414	21.7	1.20%
2021	89,621	30.3	22,740	30.0	0.95%
2022	68,937	23.3	18,008	23.8	0.20%
Total	$295,651	100.0	$75,806	100.0	1.77%
(1)Represents the ending percentage of loans in default.
The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2021:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2012 and prior	$13,030	4.6	$2,960	4.2	8.48%
2013	4,206	1.5	1,148	1.6	2.63%
2014	4,822	1.7	1,328	1.9	3.14%
2015	8,703	3.1	2,340	3.3	2.67%
2016	14,344	5.1	3,841	5.4	3.29%
2017	13,128	4.7	3,436	4.9	4.09%
2018	14,046	5.0	3,562	5.0	5.28%
2019	25,841	9.2	6,467	9.2	3.13%
2020	82,502	29.4	20,341	28.8	0.97%
2021	100,323	35.7	25,196	35.7	0.29%
Total	$280,945	100.0	$70,619	100.0	2.36%
(1)Represents the ending percentage of loans in default.

The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at December 31, 2022 and 2021:

(U.S. Dollars in millions)	December 31,
	2022		2021
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$46,812	61.8	$42,451	60.1
680-739	24,945	32.9	23,646	33.5
620-679	3,772	5.0	4,196	5.9
<620	277	0.4	326	0.5
Total	$75,806	100.0	$70,619	100.0
Weighted average FICO score	750		746

Loan-to-Value (LTV):
95.01% and above	$7,289	9.6	$7,538	10.7
90.01% to 95.00%	43,681	57.6	38,829	55.0
85.01% to 90.00%	20,851	27.5	20,006	28.3
85.00% and below	3,985	5.3	4,246	6.0
Total	$75,806	100.0	$70,619	100.0
Weighted average LTV	92.8%		92.8%

Total RIF, net of external reinsurance	$57,151		$54,574

(U.S. Dollars in millions)	December 31,
	2022		2021
	Amount	%	Amount	%
Total RIF by State:
California	$6,341	8.4	$5,559	7.9
Texas	6,151	8.1	5,594	7.9
Florida	3,268	4.3	3,303	4.7
Georgia	3,169	4.2	2,902	4.1
North Carolina	3,160	4.2	2,921	4.1
Illinois	3,081	4.1	2,933	4.2
Minnesota	3,003	4.0	2,916	4.1
Massachusetts	2,809	3.7	2,537	3.6
Virginia	2,656	3.5	2,446	3.5
Michigan	2,618	3.5	2,492	3.5
Others	39,550	52.2	37,016	52.4
Total	$75,806	100.0	$70,619	100.0

ARCH CAPITAL	76	2022 FORM 10-K

The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics for the years ended December 31, 2022 and 2021:

(U.S. Dollars in thousands, except loan and claim count)	Year Ended December 31,
	2022	2021
Rollforward of insured loans in default:
Beginning delinquent number of loans	27,645	52,234
New notices	36,396	35,554
Cures	(42,789)	(59,372)
Paid claims	(685)	(771)
Ending delinquent number of loans (1)	20,567	27,645

Ending number of policies in force (1)	1,160,219	1,171,835

Delinquency rate (1)	1.77%	2.36%

Losses:
Number of claims paid	685	771
Total paid claims	$21,412	$30,979
Average per claim	$31.3	$40.2
Severity (2)	73.2%	80.8%
Average reserve per default (in thousands) (1)	$21.1	$26.7
(1)    Includes first lien primary and pool policies.
(2)    Represents total paid claims divided by RIF of loans for which claims were paid.

The risk-to-capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 7.2 to 1 at December 31, 2022, compared to 8 to 1 at December 31, 2021.
Ceded Reinsurance
In the normal course of business, our insurance and mortgage insurance operations cede a portion of their premium on a quota share or excess of loss basis through treaty or facultative reinsurance agreements. Our reinsurance operations also obtain reinsurance whereby another reinsurer contractually agrees to indemnify it for all or a portion of the reinsurance risks underwritten by our reinsurance operations. Such arrangements, where one reinsurer provides reinsurance to another reinsurer, are usually referred to as “retrocessional reinsurance” arrangements. In addition, our reinsurance subsidiaries participate in “common account” retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as our reinsurance operations, and the ceding company. Estimating reinsurance recoverables can be more subjective than estimating the underlying reserves for losses and loss adjustment expenses as discussed above in “—Loss Reserves.” In particular, reinsurance recoverables may be affected by deemed inuring reinsurance, industry losses reported by various statistical reporting services, and other factors. Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, our insurance or reinsurance operations would be liable for such defaulted amounts.
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
For purposes of managing risk, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. On a consolidated basis, ceded premiums written represented 27.7% of gross premiums written for 2022, compared to 29.3% for 2021. We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. If the financial condition of our reinsurers or retrocessionaires deteriorates, resulting in an impairment of their ability to make payments, we will be responsible for probable losses resulting from our inability to collect amounts due from such parties, as appropriate. We evaluate the credit worthiness of all the reinsurers to which we cede business. We report reinsurance recoverables net of an allowance for expected credit loss. The allowance is based upon our ongoing review of amounts outstanding, the financial condition of our reinsurers, amounts and form of collateral obtained and other relevant factors. A ratings based probability-of-default and loss-given-default methodology is used to estimate the allowance for expected credit loss. See “Risk Factors—Risks Relating to Our Industry, Business and Operations—We are exposed to credit risk in certain of our business operations” and “Financial Condition, Liquidity and Capital Resources” for further details.
We have entered into various aggregate excess of loss reinsurance agreements with various special purpose reinsurance companies domiciled in Bermuda. These are special purpose variable interest entities that are not consolidated in our financial results because we do not have

ARCH CAPITAL	77	2022 FORM 10-K

the unilateral power to direct those activities that are significant to its economic performance. As of December 31, 2022, our estimated off-balance sheet maximum exposure to loss from such entities was $26.8 million. See note 12, “Variable Interest Entity and Noncontrolling Interests,” to our consolidated financial statements in Item 8 for additional information.
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
The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by type of business were as follows at December 31, 2022:

	December 31, 2022
	Gross Amount	Acquisition Expenses	Net Amount
Other specialty	$1,211,598	$(381,502)	$830,096
Property excluding property catastrophe	390,612	(123,720)	266,892
Casualty	388,091	(114,028)	274,063
Marine and aviation	203,125	(43,922)	159,203
Property catastrophe	49,078	(5,850)	43,228
Other	69,297	(5,004)	64,293
Total	$2,311,801	$(674,026)	$1,637,775
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

ARCH CAPITAL	78	2022 FORM 10-K

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

ARCH CAPITAL	79	2022 FORM 10-K

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
No premium deficiency charges were recorded by us during 2022 or 2021.

Fair Value Measurements
We review our securities measured at fair value and discuss the proper classification of such investments with investment advisors and others. See note 10, “Fair Value,” to our consolidated financial statements in Item 8 for a summary of our financial assets and liabilities measured at fair value at December 31, 2022 by valuation hierarchy.
Reclassifications
We have reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on our net income, shareholders’ equity or cash flows.
Significant Accounting Pronouncements
For all other significant accounting policies see note 3, “Significant Accounting Policies” and note 3(t), “Recent Accounting Pronouncements” to our consolidated financial statements in Item 8 for disclosures concerning our companies significant accounting policies and recent accounting pronouncements.

FINANCIAL CONDITION

Investable Assets
At December 31, 2022, total investable assets held by Arch were $28.1 billion.
Investable Assets Held by Arch
The Finance, Investment and Risk Committee (“FIR Committee”) of our Board of Directors (the “Board”) establishes our investment policies and sets the parameters for creating guidelines for our investment managers. The FIR reviews the implementation of the investment strategy on a regular basis. Our current approach stresses preservation of capital, market liquidity and diversification of risk. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to become more diversified and, as a result, we may expand into areas which are not currently part of our investment strategy. Our Chief Investment Officer administers the investment portfolio, oversees our investment managers and formulates investment strategy in conjunction with the FIR Committee. At December 31, 2022, approximately $18.8 billion, or 67%, of total investable assets held by Arch were internally managed, compared to $18.5 billion, or 67%, at December 31, 2021.
The following table summarizes the fair value of investable assets held by Arch:

	December 31,
	2022	2021
Average effective duration (in years)	2.89	2.70
Average S&P/Moody’s credit ratings (1)	AA-/Aa3	AA-/Aa3
(1)Average credit ratings on our investment portfolio on securities with ratings by Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”).

ARCH CAPITAL	80	2022 FORM 10-K

The following table provides the credit quality distribution of our Fixed Maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
December 31, 2022
U.S. government and gov’t agencies (1)	$5,829,279	28.8
AAA	3,616,537	17.9
AA	2,214,494	10.9
A	3,993,471	19.7
BBB	3,324,095	16.4
BB	560,213	2.8
B	377,462	1.9
Lower than B	12,029	0.1
Not rated	309,329	1.5
Total	$20,236,909	100.0

December 31, 2021
U.S. government and gov’t agencies (1)	$5,063,191	27.5
AAA	3,783,386	20.5
AA	2,459,413	13.4
A	2,943,594	16.0
BBB	2,936,398	15.9
BB	501,588	2.7
B	371,747	2.0
Lower than B	43,756	0.2
Not rated	311,734	1.7
Total	$18,414,807	100.0
(1)Includes U.S. government-sponsored agency mortgage backed securities and agency commercial mortgage backed securities.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
December 31, 2022
0-10%	$12,342,899	$(579,958)	35.2
10-20%	5,331,223	(843,924)	51.3
20-30%	692,100	(198,778)	12.1
Greater than 30%	44,023	(23,739)	1.4
Total	$18,410,245	$(1,646,399)	100.0

December 31, 2021
0-10%	$12,231,146	$(166,867)	97.6
10-20%	16,884	(2,412)	1.4
20-30%	2,593	(759)	0.4
Greater than 30%	684	(916)	0.5
Total	$12,251,307	$(170,954)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at December 31, 2022, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
Bank of America Corporation	$430,071	A-/A2
JPMorgan Chase & Co.	296,901	A-/A1
Morgan Stanley	290,477	A-/A1
Citigroup Inc.	270,074	BBB+/A3
The Goldman Sachs Group, Inc.	249,547	BBB+/A2
Wells Fargo & Company	242,538	BBB+/A1
Blue Owl Capital Inc.	164,098	BBB-/Baa3
Blackstone Inc.	150,691	BBB-/Baa3
UBS Group AG	130,244	A/Aa3
Spring Funding II Llc	121,221	NA/NA
Total	$2,345,862
(1)Average credit ratings as assigned by S&P and Moody’s, respectively.

ARCH CAPITAL	81	2022 FORM 10-K

The following table provides information on our structured securities, which include residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
Dec. 31, 2022
RMBS	$645,008	$133,958	$16,425	$795,391
CMBS	17,680	947,396	82,199	1,047,275
ABS	—	1,787,684	140,785	1,928,469
Total	$662,688	$2,869,038	$239,409	$3,771,135

Dec. 31, 2021
RMBS	$268,229	$129,296	$10,952	$408,477
CMBS	22,198	926,302	97,984	1,046,484
ABS	—	2,543,907	152,551	2,696,458
Total	$290,427	$3,599,505	$261,487	$4,151,419
The following table summarizes our equity securities, which include investments in exchange traded funds:

	December 31,
	2022	2021
Equities (1)	$569,239	$883,722
Exchange traded funds
Fixed income (2)	272,407	455,467
Equity and other (3)	32,115	491,474
Total	$873,761	$1,830,663
(1)Primarily in healthcare, technology, consumer cyclical and non-cyclical and industrials at December 31, 2022.
(2)Primarily in corporate at December 31, 2022.
(3)Primarily in large cap stocks, foreign equities, healthcare, technology and consumer discretionary at December 31, 2022.
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
Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 10, “Fair Value,” to our consolidated financial statements in Item 8 for a summary of our financial assets and liabilities measured at fair value at December 31, 2022 and 2021 segregated by level in the fair value hierarchy.
Reinsurance Recoverables
The following table details our reinsurance recoverables at December 31, 2022:

	% of Total	A.M. Best Rating (1)
Somers Re (2)	17.7	A-
Hannover Rück SE	4.6	A+
Lloyd’s syndicates (3)	3.6	A
Swiss Reinsurance America Corporation	3.3	A+
Everest Reinsurance Company	3.2	A+
Munich Reinsurance America, Inc.	3.1	A+
Fortitude Reinsurance Company Ltd.	2.9	A
Partner Reinsurance Company of the U.S.	2.9	A+
XL Re	2.5	A+
Berkley Insurance Company	2.0	A+
All other -- “A-” or better	23.0
All other -- rated carriers	0.1
All other -- not rated (4)	31.1
Total	100.0
(1)    The financial strength ratings are as of February 6, 2023 and were assigned by A.M. Best based on its opinion of the insurer’s financial strength as of such date. An explanation of the ratings listed in the table follows: the rating of “A+” is designated “Superior”; and the “A” rating is designated “Excellent.”
(2)    See note 12, “Variable Interest Entity and Noncontrolling Interests” and note 16, “Transactions with Related Parties.”
(3)    The A.M. Best group rating of “A” (Excellent) has been applied to all Lloyd’s syndicates.
(4)    Over 95% of such amount is collateralized through reinsurance trusts, funds withheld arrangements, letters of credit or other.

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

ARCH CAPITAL	82	2022 FORM 10-K

Shareholders’ Equity and Book Value per Share
Total shareholders’ equity available to Arch was $12.9 billion at December 31, 2022, compared to $13.5 billion at December 31, 2021. The 2022 period primarily reflected the impact of rising interest rates on our fixed income portfolio and the elevated catastrophe activity we experienced during the year.
The following table presents the calculation of book value per share:

(U.S. dollars in thousands, except share data)	December 31,
	2022	2021
Total shareholders’ equity available to Arch	$12,910,073	$13,545,896
Less preferred shareholders’ equity	830,000	830,000
Common shareholders’ equity available to Arch	$12,080,073	$12,715,896
Common shares and common share equivalents outstanding, net of treasury shares (1)	370,345,997	378,923,894
Book value per share	$32.62	$33.56
(1)    Excludes the effects of 14,420,901 and 17,083,160 stock options and 557,003 and 729,636 restricted stock and performance units outstanding at December 31, 2022 and 2021, respectively.
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
In 2022, Arch Capital received dividends of $0.7 billion from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda-based reinsurer and insurer which can pay approximately $3.7 billion to Arch Capital in 2023 without providing an affidavit to the Bermuda Monetary Authority (“BMA”).
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
We expect that our liquidity needs, including our anticipated insurance obligations and operating and capital expenditure needs, will be met by funds generated from underwriting activities and investment income, as well as by our balance of cash, short-term investments, proceeds on the sale or maturity of our investments, and our credit facilities, for the next twelve months, at a minimum.
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

ARCH CAPITAL	83	2022 FORM 10-K

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
Restricted Assets
Our insurance, reinsurance and mortgage insurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At December 31, 2022 and 2021, such amounts approximated $8.7 billion and $8.2 billion, respectively.
Our investments in certain securities, including certain fixed income and structured securities, investments in funds accounted for using the equity method, other alternative investments and investments in operating affiliates may be illiquid due to contractual provisions or investment market conditions. If we require significant amounts of cash on short notice in excess of anticipated cash requirements, then we may have difficulty selling these investments in a timely manner or may be forced to sell or terminate them at unfavorable values. Our unfunded investment commitments totaled approximately $2.9 billion at December 31, 2022 and are callable by our investment managers. The timing of the funding of investment commitments is uncertain and may require us to access cash on short notice.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities, excluding amounts related to the ‘other’ segment:

	Year Ended December 31,
	2022	2021
Total cash provided by (used for):
Operating activities	$3,815,227	$3,380,700
Investing activities	(3,102,055)	(1,870,885)
Financing activities	(705,726)	(1,243,613)
Effects of exchange rate changes on foreign currency cash	(48,889)	(30,524)
Increase (decrease) in cash	$(41,443)	$235,678
Cash provided by operating activities for the 2022 period reflected a higher level of premiums collected than in the 2021 period.
Cash used for investing activities for the 2022 period reflected a higher level of purchases of fixed income securities than in the 2021 period, while the 2021 period reflected cash used for our investment in Coface and Somers.
Cash used for financing activities for the 2022 period primarily reflected $585.8 million of repurchases under our share repurchase program, compared to $1.2 in the 2021 period.
Investments
At December 31, 2022, our investable assets were $28.1 billion. The primary goals of our asset liability management process are to meet our insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to

ARCH CAPITAL	84	2022 FORM 10-K

sell securities at distressed prices or access credit facilities. Please refer to Item 1A “Risk Factors” for a discussion of other risks relating to our business and investment portfolio.
CAPITAL RESOURCES

The following table provides an analysis of our capital structure:

(U.S. dollars in thousands, except share data)	December 31,
	2022	2021
Senior notes	$2,725,410	$2,724,394

Shareholders’ equity available to Arch:
Series F non-cumulative preferred shares	330,000	330,000
Series G non-cumulative preferred shares	500,000	500,000
Common shareholders’ equity	12,080,073	12,715,896
Total	$12,910,073	$13,545,896

Total capital available to Arch	$15,635,483	$16,270,290

Senior notes to total capital (%)	17.4	16.7
Revolving credit agreement borrowings to total capital (%)	—	—
Debt to total capital (%)	17.4	16.7
Preferred to total capital (%)	5.3	5.1
Debt and preferred to total capital (%)	22.7	21.8
See note 19, “Debt and Financing Arrangements" and note 21, “Shareholders' Equity”, to our consolidated financial statements in Item 8 for additional information on capital structure.
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
In addition, AMIC and UGRIC (together, “Arch MI U.S.”) are required to maintain compliance with the GSE requirements, known as PMIERs. The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements as of December 31, 2022 with a PMIER sufficiency ratio of 236%, compared to 197% at December 31, 2021.
As part of our capital management program, we may seek to raise additional capital or may seek to return capital to our shareholders through share repurchases, cash dividends or other methods (or a combination of such methods). Any such determination will be at the discretion of the Board and will be dependent upon our profits, financial requirements and other factors, including legal restrictions, rating agency requirements and such other factors as our Board deems relevant.
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

ARCH CAPITAL	85	2022 FORM 10-K

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
Share Repurchase Program
Our Board has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program through December 31, 2022, Arch Capital has repurchased approximately 433.6 million common shares for an aggregate purchase price of $5.9 billion. At December 31, 2022, $1.0 billion of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 31, 2024. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions, the development of the economy, corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.
GUARANTOR INFORMATION

The below table provides a description of our senior notes payable at December 31, 2022:

	Interest	Principal	Carrying
Issuer/Due	(Fixed)	Amount	Amount
Arch Capital:
May 1, 2034	7.350%	$300,000	$297,618
June 30, 2050	3.635%	1,000,000	988,949
Arch-U.S.:
Nov. 1, 2043 (1)	5.144%	500,000	495,188
Arch Finance:
Dec. 15, 2026 (1)	4.011%	500,000	498,073
Dec. 15, 2046 (1)	5.031%	450,000	445,582
Total		$2,750,000	$2,725,410
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
During 2022 and 2021, we made interest payments of $128.4 million and $131.0 million respectively, related to our senior notes and other financing arrangements. See note 19, “Debt and Financing Arrangements,” to our consolidated financial statements in Item 8 for additional disclosures concerning our senior notes and revolving credit agreement borrowings. For additional information on our preferred shares, see note 21, “Shareholders’ Equity,” to our consolidated financial statements in Item 8.

ARCH CAPITAL	86	2022 FORM 10-K

The following tables present condensed financial information for Arch Capital (parent guarantor) and Arch-U.S. (subsidiary issuer):

	December 31, 2022		December 31, 2021
	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.
Assets
Total investments	$7,282	$78,766	$2,038	$137,124
Cash	11,393	9,542	16,317	18,392
Investment in operating affiliates	5,259		6,877
Due from subsidiaries and affiliates	1,554	2	11	26,000
Other assets	17,203	30,311	9,604	37,040
Total assets	$42,691	$118,621	$34,847	$218,556

Liabilities
Senior notes	1,286,567	495,188	1,286,208	495,063
Due to subsidiaries and affiliates	—	991,070	—	521,839
Other liabilities	37,239	36,405	24,767	47,410
Total liabilities	1,323,806	1,522,663	1,310,975	1,064,312

Non-cumulative preferred shares	$830,000	$—	$830,000	$—

	December 31, 2022		December 31, 2021
Year Ended	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.
Revenues
Net investment income	$2,058	$1,341	$1,524	$11,596
Net realized gains (losses)	29	(346)	—	72,437
Equity in net income (loss) of investments accounted for using the equity method	—	10,228	—	18,149
Total revenues	2,087	11,223	1,524	102,182

Expenses
Corporate expenses	85,997	12,502	71,818	5,875
Interest expense	58,759	48,199	58,741	47,292
Net foreign exchange (gains) losses	(1)	—	7	—
Total expenses	144,755	60,701	130,566	53,167

Income (loss) before income taxes	(142,668)	(49,478)	(129,042)	49,015
Income tax (expense) benefit	—	10,097	—	(12,513)
Income (loss) from operating affiliates	(1,047)	—	(590)	—
Net income available to Arch	(143,715)	(39,381)	(129,632)	36,502
Preferred dividends	(40,736)	—	(48,343)	—
Loss on redemption of preferred shares	—	—	(15,101)	—
Net income available to Arch common shareholders	$(184,451)	$(39,381)	$(193,076)	$36,502

ARCH CAPITAL	87	2022 FORM 10-K

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Contractual Obligations
The following table provides an analysis of our contractual commitments at December 31, 2022:

	Payment due by period
	Total	2023	2024 and 2025	2026 and 2027	Thereafter
Operating activities
Estimated gross payments for losses and loss adjustment expenses (1)	$20,031,943	$5,687,045	$6,410,819	$3,030,790	$4,903,289
Deposit accounting liabilities (2)	10,376	5,449	1,519	365	3,043
Contractholder payables (3)	1,733,984	549,050	602,897	239,833	342,204
Operating lease obligations	175,284	31,922	54,862	39,918	48,582
Purchase obligations	150,053	83,078	64,952	2,023	—
Investing activities
Unfunded investment commitments (4)	2,922,663	2,922,663	—	—	—
Financing activities
Senior notes (including interest payments)	5,166,889	126,815	253,629	733,574	4,052,871
Total contractual obligations and commitments	$30,191,192	$9,406,022	$7,388,678	$4,046,503	$9,349,989
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
Letter of Credit and Revolving Credit Facilities
In the normal course of its operations, the Company enters into agreements with financial institutions to obtain secured and unsecured credit facilities. On April 7, 2022, Arch Capital and certain of its subsidiaries amended its existing credit agreement into a $925.0 million facility (the “Credit Facility”) with a syndication of lenders. The Credit Facility, as amended, consists of a $425.0 million secured facility for letters of credit (the “Secured Facility”) and a $500.0 million unsecured facility for revolving loans and letters of credit (the “Unsecured Facility”). Obligations of each borrower under the Secured Facility for letters of credit are secured by cash and eligible securities of such borrower held in collateral accounts. Commitments under the Credit Facility may be increased up to, but not exceeding, an aggregate of $1.25 billion. Arch Capital has a one-time option to convert any or all outstanding revolving loans of Arch Capital and/or Arch-U.S. to term loans with the same terms as the revolving loans except that any prepayments may not be re-borrowed. Arch-U.S. guarantees the obligations of Arch Capital, and Arch Capital guarantees the obligations of Arch-U.S. Borrowings of revolving loans may be made at a variable rate based on Secured Overnight Financing Rate (“SOFR”). Secured letters of credit are available for issuance on behalf of certain Arch Capital subsidiaries. At December 31, 2022, the Secured Facility had $323.1 million of letters of credit outstanding and remaining capacity of $101.9 million, and the Unsecured Facility had no outstanding revolving loans or letters of credit, with remaining capacity of $500.0 million.
The Credit Facility contains certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, consolidated tangible net worth, minimum shareholders’ equity levels and minimum financial strength ratings. Arch Capital and its subsidiaries which are party to the agreement were in compliance with all covenants contained therein at December 31, 2022.
See note 19, “Debt and Financing Arrangements,” to our consolidated financial statements in Item 8 for additional disclosures concerning our senior notes and revolving credit agreement borrowings.

ARCH CAPITAL	88	2022 FORM 10-K

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

ARCH CAPITAL	89	2022 FORM 10-K

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
Based on in-force exposure estimated as of January 1, 2023, our modeled peak zone catastrophe exposure is a windstorm affecting the Florida Tri-County, with a net probable maximum pre-tax loss of $970 million, followed by windstorms affecting the Northeast U.S., and the Gulf of Mexico with net probable maximum pre-tax losses of $908 million and $903 million, respectively. As of January 1, 2023, our modeled peak zone earthquake exposure (San Francisco area earthquake) represented approximately 60% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (U.K. windstorm) was substantially less than both our peak zone windstorm and earthquake exposures.
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
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of total tangible shareholders’ equity available to Arch. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of January 1, 2023, our modeled RDS loss was 12.3% of tangible shareholders’ equity available to Arch.
Net probable maximum loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. RDS loss estimates are net of expected reinsurance recoveries and before income tax. Catastrophe loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our catastrophe loss estimates include clash estimates from other zones. Our catastrophe loss estimates and RDS loss estimates do not represent our maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates. There can be no assurances that we will not suffer pre-tax losses greater than 25% of our tangible shareholders’ equity from one or more catastrophic events or severe economic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders' equity exposed to a single catastrophic event or severe economic event. In addition, actual losses may increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. See “Risk Factors—Risks Relating to Our Industry, Business and Operations” Depending on business opportunities and the mix of business that may comprise our insurance, reinsurance and mortgage portfolios, we may seek to adjust our self-imposed limitations on probable maximum pre-tax loss for catastrophe exposed business and mortgage default exposed business. See “—Summary of Critical Accounting Estimates—Ceded Reinsurance” for a discussion of our catastrophe reinsurance programs.

ARCH CAPITAL	90	2022 FORM 10-K

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
In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2022. Market risk represents the risk of changes in the fair value of a financial instrument and consists of several components, including liquidity, basis and price risks.
The sensitivity analysis performed as of December 31, 2022 presents hypothetical losses in cash flows, earnings and fair values of market sensitive instruments which were held by us on December 31, 2022 and are sensitive to changes in interest rates and equity security prices. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by us to assess and mitigate risk should not be considered projections of future events of losses.
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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our investment portfolio at December 31, 2022 and 2021:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	-	+50	+100
Dec. 31, 2022
Total fair value	$27.19	$26.79	$26.42	$26.05	$25.71
Change from base	2.9%	1.4%		(1.4)%	(2.7)%
Change in unrealized value	$0.77	$0.37		$(0.37)	$(0.71)
Dec. 31, 2021
Total fair value	$25.79	$25.44	$25.21	$24.75	$24.43
Change from base	2.3%	0.9%		(1.8)%	(3.1)%
Change in unrealized value	$0.58	$0.23		$(0.45)	$(0.78)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at December 31, 2022 and 2021:

(U.S. dollars in billions)	Credit Spread Shift in Percentage
	-100	-50	-	+50	+100
Dec. 31, 2022
Total fair value	$27.50	$26.95	$26.42	$25.89	$25.34
Change from base	4.1%	2.0%		(2.0)%	(4.1)%
Change in unrealized value	$1.08	$0.53		$(0.53)	$(1.08)
Dec. 31, 2021
Total fair value	$26.17	$25.69	$25.21	$24.72	$24.24
Change from base	3.8%	1.9%		(1.9)%	(3.8)%
Change in unrealized value	$0.97	$0.48		$(0.48)	$(0.97)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR measures the worst expected loss under normal market conditions over a specific time interval at a given confidence level. The 1-year 95th

ARCH CAPITAL	91	2022 FORM 10-K

percentile parametric VaR reported herein estimates that 95% of the time, the portfolio loss in a one-year horizon would be less than or equal to the calculated number, stated as a percentage of the measured portfolio’s initial value. The VaR is a variance-covariance based estimate, based on linear sensitivities of a portfolio to a broad set of systematic market risk factors and idiosyncratic risk factors mapped to the portfolio exposures. The relationships between the risk factors are estimated using historical data, and the most recent data points are generally given more weight. As of December 31, 2022, our portfolio’s 95th percentile VaR was estimated to be 8.8%, compared to an estimated 4.8% at December 31, 2021. In periods where the volatility of the risk factors mapped to our portfolio’s exposures is higher due to market conditions, the resulting VaR is higher than in other periods.
Equity Securities. At December 31, 2022 and 2021, the fair value of our investments in equity securities and certain investments accounted for using the equity method with underlying equity strategies totaled $0.8 billion and $1.4 billion, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $79.1 million and $137.5 million at December 31, 2022 and 2021, respectively, and would have decreased book value per share by approximately $0.21 and $0.36, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $79.1 million and $137.5 million at December 31, 2022 and 2021, respectively, and would have increased book value per share by approximately $0.21 and $0.36, respectively.

Investment-Related Derivatives. At December 31, 2022, the notional value of all derivative instruments (excluding foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $6.6 billion, compared to $6.4 billion at December 31, 2021. If the underlying exposure of each investment-related derivative held at December 31, 2022 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $66.3 million, and a decrease in book value per share of $0.18, compared to $63.8 million and $0.17, respectively, on investment-related derivatives held at December 31, 2021. If the underlying exposure of each investment-related derivative held at December 31, 2022 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $66.3 million, and an increase in book value per share of $0.18, compared to $63.8 million and $0.17, respectively, on investment-related derivatives held at December 31, 2021. See note 11, “Derivative Instruments,” to our consolidated financial statements in Item 8 for additional disclosures concerning derivatives.
For further discussion on investment activity, please refer to “—Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets.”

ARCH CAPITAL	92	2022 FORM 10-K

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
The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	December 31, 2022	December 31, 2021
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(396,305)	$(825,371)
Shareholders’ equity denominated in foreign currencies (1)	1,056,213	1,095,706
Net foreign currency forward contracts outstanding (2)	311,519	15,151
Net exposures denominated in foreign currencies	$971,427	$285,486

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(97,143)	$(28,549)
Book value per share	$(0.26)	$(0.08)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$97,143	$28,549
Book value per share	$0.26	$0.08
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

ARCH CAPITAL	93	2022 FORM 10-K

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARCH CAPITAL	94	2022 FORM 10-K

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Arch Capital Group Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control- Integrated Framework (2013) issued by the COSO.
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

ARCH CAPITAL	95	2022 FORM 10-K

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
Valuation of Reserve for Losses and Loss Adjustment Expenses
As described in Notes 3, 5 and 6 to the consolidated financial statements, the reserve for losses and loss adjustment expenses represents estimates of future amounts required to pay losses and loss adjustment expenses for insured or reinsured events which have occurred at or before the balance sheet date. As of December 31, 2022, the Company’s total reserve for losses and loss adjustment expenses was $20.0 billion. For the insurance and reinsurance segments, management estimates ultimate losses and loss adjustment expenses using various generally accepted actuarial methods applied to known losses and other relevant information. Ultimate losses and loss adjustment expenses are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. Management makes a number of key assumptions in their reserving process, including estimating loss development patterns and expected loss ratios. For the mortgage segment, the lead actuarial methodology used by management is a frequency-severity method based on the inventory of pending delinquencies. The assumptions of frequency and severity reflect judgments based on historical data and experience.
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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 24, 2023
We have served as the Company’s or its predecessor’s auditor since 1995.

ARCH CAPITAL	96	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars in thousands, except share data)
	December 31,
	2022	2021
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $21,281,863 and $17,973,823; net of allowance for credit losses: $41,355 and $2,883)	$19,682,789	$17,998,109
Short-term investments available for sale, at fair value (amortized cost: $1,332,996 and $1,734,738; net of allowance for credit losses: $0 and $0 )	1,331,662	1,734,716
Equity securities, at fair value	859,969	1,804,170
Other investments (portion measured at fair value: $1,644,197 and $1,973,550)	1,644,197	1,973,550
Investments accounted for using the equity method	3,774,310	3,077,611
Total investments	27,292,927	26,588,156

Cash	855,118	858,668
Accrued investment income	158,680	85,453
Investment in operating affiliates	964,604	1,135,655
Premiums receivable (net of allowance for credit losses: $35,402 and $39,958)	3,624,777	2,633,280
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (net of allowance for credit losses: $21,544 and $13,230)	6,563,654	5,880,735
Contractholder receivables (net of allowance for credit losses: $2,691 and $3,437)	1,731,293	1,828,691
Ceded unearned premiums	1,799,197	1,729,455
Deferred acquisition costs	1,263,870	901,841
Receivable for securities sold	12,493	60,179
Goodwill and intangible assets	804,289	944,983
Other assets	2,919,605	2,453,849
Total assets	$47,990,507	$45,100,945

Liabilities
Reserve for losses and loss adjustment expenses	$20,031,943	$17,757,156
Unearned premiums	7,337,002	6,011,942
Reinsurance balances payable	1,529,919	1,583,253
Contractholder payables	1,733,984	1,832,127
Collateral held for insured obligations	249,238	242,352
Senior notes	2,725,410	2,724,394
Payable for securities purchased	95,041	64,850
Other liabilities	1,367,068	1,329,742
Total liabilities	35,069,605	31,545,816

Commitments and Contingencies
Redeemable noncontrolling interests	10,829	9,233

Shareholders’ Equity
Non-cumulative preferred shares	830,000	830,000
Common shares ($0.0011 par, shares issued: 588,250,762 and 583,289,850)	654	648
Additional paid-in capital	2,211,444	2,085,075
Retained earnings	15,892,065	14,455,868
Accumulated other comprehensive income (loss), net of deferred income tax	(1,646,170)	(64,600)
Common shares held in treasury, at cost (shares: 217,904,765 and 204,365,956)	(4,377,920)	(3,761,095)
Total shareholders' equity available to Arch	12,910,073	13,545,896
Non-redeemable noncontrolling interests	—	—
Total shareholders' equity	12,910,073	13,545,896
Total liabilities, noncontrolling interests and shareholders' equity	$47,990,507	$45,100,945
See Notes to Consolidated Financial Statements

ARCH CAPITAL	97	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars in thousands, except share data)
	Year Ended December 31,
	2022	2021	2020
Revenues
Net premiums earned	$9,678,077	$8,082,298	$6,991,935
Net investment income	496,547	389,118	519,608
Net realized gains (losses)	(662,734)	379,845	823,460
Other underwriting income	13,227	22,073	26,784
Equity in net income of investments accounted for using the equity method	115,856	366,402	146,693
Other income (loss)	(26,165)	10,244	29
Total revenues	9,614,808	9,249,980	8,508,509

Expenses
Losses and loss adjustment expenses	5,027,517	4,584,803	4,689,599
Acquisition expenses	1,739,580	1,303,178	1,004,842
Other operating expenses	1,128,175	998,595	875,176
Corporate expenses	95,482	79,157	81,988
Amortization of intangible assets	106,200	82,955	69,031
Interest expense	130,266	139,470	143,456
Net foreign exchange losses (gains)	(100,905)	(41,529)	83,634
Total expenses	8,126,315	7,146,629	6,947,726

Income before income taxes and income (loss) from operating affiliates	1,488,493	2,103,351	1,560,783

Income taxes:
Current tax expense (benefit)	201,216	295,533	197,662
Deferred tax expense (benefit)	(121,255)	(166,951)	(85,824)
Income tax expense	79,961	128,582	111,838

Income (loss) from operating affiliates	73,891	264,693	16,766
Net income	$1,482,423	$2,239,462	$1,465,711
Net (income) loss attributable to noncontrolling interests	(5,490)	(82,613)	(60,190)
Net income available to Arch	1,476,933	2,156,849	1,405,521
Preferred dividends	(40,736)	(48,343)	(41,612)
Loss on redemption of preferred shares	—	(15,101)	—
Net income available to Arch common shareholders	$1,436,197	$2,093,405	$1,363,909

Net income per common share and common share equivalent
Basic	$3.90	$5.34	$3.38
Diluted	$3.80	$5.23	$3.32

Weighted average common shares and common share equivalents outstanding
Basic	368,612,197	391,748,715	403,062,179
Diluted	377,609,767	400,345,936	410,259,455
See Notes to Consolidated Financial Statements

ARCH CAPITAL	98	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in thousands)
	Year Ended December 31,
	2022	2021	2020
Comprehensive Income
Net income	$1,482,423	$2,239,462	$1,465,711
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during year	(1,772,649)	(386,929)	678,717
Reclassification of net realized (gains) losses, included in net income	247,799	(116,068)	(426,187)
Foreign currency translation adjustments	(56,720)	(64,482)	33,336
Comprehensive income (loss)	(99,147)	1,671,983	1,751,577
Net (income) loss attributable to noncontrolling interests	(5,490)	(82,613)	(60,190)
Other comprehensive (income) loss attributable to noncontrolling interests	—	13,984	(9,062)
Comprehensive income available to Arch (loss)	$(104,637)	$1,603,354	$1,682,325

See Notes to Consolidated Financial Statements

ARCH CAPITAL	99	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (U.S. dollars in thousands)
	Year Ended December 31,
	2022	2021	2020
Non-cumulative preferred shares
Balance at beginning of year	$830,000	$780,000	$780,000
Preferred shares issued	—	500,000	—
Preferred shares redeemed	—	(450,000)	—
Balance at end of year	830,000	830,000	780,000

Common shares
Balance at beginning of year	648	643	638
Common shares issued, net	6	5	5
Balance at end of year	654	648	643

Additional paid-in capital
Balance at beginning of year	2,085,075	1,977,794	1,889,683
Issue costs on preferred shares issued	—	(14,179)	—
Reversal of issue costs on preferred shares redeemed	—	15,101	—
Amortization of share-based compensation	87,620	86,053	70,535
Other changes	38,749	20,306	17,576
Balance at end of year	2,211,444	2,085,075	1,977,794

Retained earnings
Balance at beginning of year	14,455,868	12,362,463	11,021,006
Cumulative effect of an accounting change	—	—	(22,452)
Balance at beginning of year, as adjusted	14,455,868	12,362,463	10,998,554
Net income	1,482,423	2,239,462	1,465,711
Net (income) loss attributable to noncontrolling interests	(5,490)	(82,613)	(60,190)
Preferred share dividends	(40,736)	(48,343)	(41,612)
Loss on redemption of preferred shares	—	(15,101)	—
Balance at end of year	15,892,065	14,455,868	12,362,463

Accumulated other comprehensive income (loss)
Balance at beginning of year	(64,600)	488,895	212,091
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of year	13,486	501,295	258,486
Unrealized holding gains (losses) during period, net of reclassification adjustment	(1,524,850)	(502,997)	252,530
Unrealized holding gains (losses) during period attributable to noncontrolling interests	—	15,188	(9,721)
Balance at end of year	(1,511,364)	13,486	501,295
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of year	(78,086)	(12,400)	(46,395)
Foreign currency translation adjustments	(56,720)	(64,482)	33,336
Foreign currency translation adjustments attributable to noncontrolling interests	—	(1,204)	659
Balance at end of year	(134,806)	(78,086)	(12,400)
Balance at end of year	(1,646,170)	(64,600)	488,895

Common shares held in treasury, at cost
Balance at beginning of year	(3,761,095)	(2,503,909)	(2,406,047)
Shares repurchased for treasury	(616,825)	(1,257,186)	(97,862)
Balance at end of year	(4,377,920)	(3,761,095)	(2,503,909)

Total shareholders’ equity available to Arch	12,910,073	13,545,896	13,105,886
Non-redeemable noncontrolling interests	—	—	823,007
Total shareholders’ equity	$12,910,073	$13,545,896	$13,928,893

See Notes to Consolidated Financial Statements

ARCH CAPITAL	100	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands)
	Year Ended December 31,
	2022	2021	2020
Operating Activities
Net income	$1,482,423	$2,239,462	$1,465,711
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	651,568	(427,367)	(844,625)
Equity in net (income) or loss of investments accounted for using the equity method and other income or loss	153,157	(464,050)	(47,951)
Amortization of intangible assets	106,200	82,955	69,031
Share-based compensation	87,628	87,094	71,262
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	1,889,015	1,762,190	2,113,827
Unearned premiums, net of ceded unearned premiums	1,399,112	936,039	445,781
Premiums receivable	(1,109,229)	(685,214)	(318,643)
Deferred acquisition costs	(374,067)	(263,243)	(143,948)
Reinsurance balances payable	(35,509)	500,065	65,950
Other items, net	(435,071)	(340,376)	10,110
Net cash provided by operating activities	3,815,227	3,427,555	2,886,505

Investing Activities
Purchases of fixed maturity investments	(16,390,475)	(35,451,858)	(39,765,277)
Purchases of equity securities	(796,998)	(1,175,480)	(1,595,010)
Purchases of other investments	(1,720,457)	(1,859,096)	(1,808,727)
Proceeds from sales of fixed maturity investments	11,844,004	33,577,445	37,949,346
Proceeds from sales of equity securities	1,554,116	918,145	1,147,264
Proceeds from sales, redemptions and maturities of other investments	1,221,072	1,765,533	1,029,578
Proceeds from redemptions and maturities of fixed maturity investments	714,519	1,628,755	871,134
Net settlements of derivative instruments	(68,818)	(40,072)	179,006
Net (purchases) sales of short-term investments	467,249	165,272	(1,029,681)
Change in cash collateral related to securities lending	—	—	81,210
Purchase of operating affiliate	—	(753,916)	—
Impact of the deconsolidation of the variable interest entity	—	(349,202)	—
Purchases of fixed assets	(51,672)	(41,394)	(39,872)
Other	125,405	(523,864)	(62,197)
Net cash used for investing activities	(3,102,055)	(2,139,732)	(3,043,226)

Financing Activities
Proceeds from issuance of preferred shares, net	—	485,821	—
Redemption of preferred shares	—	(450,000)	—
Purchases of common shares under share repurchase program	(585,823)	(1,234,294)	(83,472)
Proceeds from common shares issued, net	6,660	6,418	1,876
Proceeds from borrowings	—	—	1,018,793
Repayments of borrowings	—	—	(359,000)
Change in cash collateral related to securities lending	—	—	(81,210)
Third party investment in non-redeemable noncontrolling interests	—	15,971	(2,867)
Dividends paid to redeemable noncontrolling interests	—	(1,907)	(4,945)
Other	(85,827)	(3,278)	73,715
Preferred dividends paid	(40,736)	(48,280)	(41,612)
Net cash provided by (used for) financing activities	(705,726)	(1,229,549)	521,278

Effects of exchange rate changes on foreign currency cash and restricted cash	(48,889)	(34,047)	22,289

Increase (decrease) in cash and restricted cash	(41,443)	24,227	386,846
Cash and restricted cash, beginning of year	1,314,771	1,290,544	903,698
Cash and restricted cash, end of year	$1,273,328	$1,314,771	$1,290,544

Income taxes paid (received)	$254,922	$286,810	$202,940
Interest paid	$128,425	$139,301	$133,491
See Notes to Consolidated Financial Statements

ARCH CAPITAL	101	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    General

Arch Capital Group Ltd. (“Arch Capital” or “Arch”) is a publicly listed Bermuda exempted company which provides insurance, reinsurance and mortgage insurance on a worldwide basis through its wholly owned subsidiaries. As used herein, the “Company” means Arch Capital and its subsidiaries. Similarly, “Common Shares” means the common shares of Arch Capital.
The Company’s consolidated financial statements included the results of Somers Group Holdings Ltd. (formerly Watford Holdings Ltd.) and its wholly owned subsidiaries (“Somers”). Effective July 1, 2021, Somers is wholly owned by Greysbridge Holdings Ltd., (“Greysbridge”) and Greysbridge is owned 40% by the Company, 30% by certain investment funds managed by Kelso & Company (“Kelso”) and 30% by certain investment funds managed by Warburg Pincus LLC (“Warburg”). Based on the governing documents of Greysbridge, the Company concluded that, while it retains significant influence over Somers, Somers no longer constitutes a variable interest entity. Accordingly, effective July 1, 2021, Arch no longer consolidates the results of Somers in its consolidated financial statements and footnotes. See note 12, “Variable Interest Entity and Noncontrolling Interests”.
The Company has reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on the Company’s net income, shareholders’equity or cash flows. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.
2.    Acquisitions

Westpac Lenders Mortgage Insurance Limited (“WLMI”)
On August 31, 2021, the Company completed the acquisition of WLMI, an Australian Prudential Regulation Authority authorized captive lenders mortgage insurance (“LMI”) provider to the Westpac Banking Corporation (“Westpac”). As part of the acquisition, WLMI retained its existing risk in force and will remain Westpac’s exclusive provider of LMI on new mortgage originations for a period of 10 years from the acquisition date. The Company was renamed Arch Lenders Mortgage Indemnity Limited (“Arch Indemnity”) and will be the Company’s primary provider of LMI to the Australian market.
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
3.    Significant Accounting Policies

(a) Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Arch Capital and its subsidiaries, including Arch Reinsurance Ltd. (“Arch Re Bermuda”), Arch Reinsurance Company (“Arch Re U.S.”), Arch Capital Group (U.S.) Inc.(“Arch-U.S.”), Arch Insurance Company, Arch Specialty Insurance Company, Arch Property Casualty Insurance Company (“Arch P&C”), Arch Indemnity Insurance Company (“Arch Indemnity Insurance”), Arch Insurance Canada Ltd. (“Arch Insurance Canada”), Arch Reinsurance Europe Designated Activity Company (“Arch Re Europe”), Arch Mortgage Insurance Company (“AMIC”), Arch Mortgage Guaranty Company (“AMG”), United Guaranty Residential Insurance Company (“UGRIC”), Arch Indemnity, Arch Insurance (EU) Designated Activity Company (“Arch Insurance (EU)”), Arch Insurance (U.K.) Limited (“Arch Insurance (U.K.)”) and the Company’s participation on Lloyd’s of London syndicates: 2012 (“Arch Syndicate 2012”) and 1955 (“Arch Syndicate 1955” and together with Arch Syndicate 2012, the Company’s “Lloyd’s Syndicates”). All significant intercompany transactions and balances have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. The Company’s principal estimates include:
•The reserve for losses and loss adjustment expenses;
•Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses, including the provision for uncollectible amounts;

ARCH CAPITAL	102	2022 FORM 10-K

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

ARCH CAPITAL	103	2022 FORM 10-K

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

ARCH CAPITAL	104	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
profitability of the Company’s existing mortgage insurance business and the need for a PDR for its mortgage business involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of potential losses and premium revenues. No premium deficiency charges were recorded by the Company during 2022, 2021 or 2020.
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
Under some of these contracts, the ceding company retains the related assets on a funds held basis. Such amounts are included in “Other assets” on the Company’s balance sheet. Interest income produced by those assets are recorded as part of net investment income in the Company's results of operations.
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

ARCH CAPITAL	105	2022 FORM 10-K

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
(g) Restricted Cash
Restricted cash represents amounts held for the benefit of third parties or is legally or contractually restricted as to withdrawal or usage by the Company. Such amounts are included in “Other assets” on the Company’s balance sheet.
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

ARCH CAPITAL	106	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
contractual terms, and the overall structure of the VIE. The Company's maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company's consolidated balance sheet and any unfunded commitment.
The Company conducts a periodic review to identify and evaluate credit based impairments related to the Company’s available for sale investments. The Company derives estimated credit losses by comparing expected future cash flows to be collected to the amortized cost of the security. Estimates of expected future cash flows consider among other things, macroeconomic conditions as well as the financial condition, near-term and long-term prospects for the issuer, and the likelihood of the recoverability of principal and interest. Effective January 1, 2020, credit losses are recognized through an allowance account subject to reversal, rather than a reduction in amortized cost. Declines in value attributable to factors other than credit are reported as an unrealized loss in other comprehensive income while the allowance for credit loss is charged to net realized gains (losses) in the consolidated statement of income.
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
(i) Derivative Instruments
The Company recognizes all derivative instruments, including embedded derivative instruments, at fair value in its consolidated balance sheets. The Company employs the use of derivative instruments within its operations to mitigate risks arising from assets and liabilities held in foreign currencies as well as part of its overall investment strategy. For such instruments, changes in assets and liabilities measured at fair value are recorded as “Net realized gains (losses)” in the consolidated statements of income. In addition, the Company’s derivative instruments include amounts related to underwriting activities where an insurance or reinsurance contract meets the accounting definition of a derivative instrument. For such contracts, changes in fair value are reflected in “Other underwriting income” in the consolidated statements of income as the underlying contract originates from the Company’s underwriting operations. For the periods ended 2022, 2021, and 2020, the Company did not designate any derivative instruments as hedges under the relevant accounting guidance. See note 11, “Derivative Instruments” for additional information.
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

ARCH CAPITAL	107	2022 FORM 10-K

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

ARCH CAPITAL	108	2022 FORM 10-K

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
(q) Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of business combination over the fair value of the net assets acquired and is assigned to the applicable reporting unit at acquisition. Goodwill is evaluated for impairment on an annual basis. Impairment tests may be performed more frequently if the facts and circumstances indicate a possible impairment. In performing impairment tests, the Company may first assess qualitative factors to determine whether it is more likely than not (that is, more than a 50% probability) that the fair value of a reporting unit exceeds its carrying amount as a basis for determining whether it is necessary to perform goodwill impairment test described in the accounting guidance.
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

ARCH CAPITAL	109	2022 FORM 10-K

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
(s) Funds Held Arrangements
Funds held arrangements are agreements with a third party reinsurance company, where the reinsured retains the related assets on a funds held basis. Such amounts are included in “Other assets” on the Company’s balance sheet. Investment returns produced by those assets are recorded as part of net investment income and net realized gains (losses) in the Company's consolidated results of operations. Funds held as collateral by the Company are included in “Other liabilities” and changes to the funds held liability are reflected as part of interest expense in the Company’s consolidated results of operations.

(t) Recent Accounting Pronouncements
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
Recently Issued Accounting Standards Not Yet Adopted
ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” was issued in March 2020 and amended in December 2022 with ASU 2022-06, “Reference Rate Reform (Topic 848)”. This ASU provides optional expedients and exceptions for applying GAAP to investments, derivatives, or other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. Along with the optional expedients, the amendments include a general principle that permits an entity to consider contract modifications due to reference reform to be an event that does not require contract re-measurement at the modification date or reassessment of a previous accounting determination. The amendment deferred the sunset date from December 31, 2022 to December 31, 2024. As a result, this standard can be adopted no later than December 31, 2024, with early adoption permitted. Based on its current analysis, the Company does not expect that the new guidance will have a material effect on the Company’s consolidated financial statements.

ARCH CAPITAL	110	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.    Segment Information

The Company classifies its businesses into three underwriting segments – insurance, reinsurance and mortgage – and two operating segments – corporate and ‘other.’ The Company determined its reportable segments using the management approach described in accounting guidance regarding disclosures about segments of an enterprise and related information. The accounting policies of the segments are the same as those used for the preparation of the Company’s consolidated financial statements. Intersegment business is allocated to the segment accountable for the underwriting results.
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
The insurance segment consists of the Company’s insurance underwriting units which offer specialty product lines on a worldwide basis. Product lines include:
•    Construction and national accounts: primary and excess casualty coverages for middle market and large construction accounts, a comprehensive range of products for middle market accounts in specialty industries and casualty solutions for large national accounts, including loss sensitive primary insurance programs (large deductible, self-insured retention and retrospectively rated programs).
•    Excess and surplus casualty: primary and excess casualty insurance coverages written on a non-admitted basis.
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
•    Programs: primarily targeting program managers with unique expertise and niche products offering some combination of general liability, commercial automobile, property, inland marine, umbrella and workers’ compensation.
•    Property, energy, marine and aviation: primary and excess general property insurance coverages, including catastrophe-exposed property coverage, for commercial clients. Coverages for marine include hull, cargo, war, specie and liability. Aviation, stand-alone terrorism and political risks are also offered. Coverage may be provided for operational and construction risk.
•    Travel, accident and health: specialty travel and accident and related insurance products for individual, group travelers, travel agents and suppliers, as well as accident and health, which provides accident, disability and medical plan insurance coverages for employer groups, medical plan members, students and other participant groups.
•    Warranty and lenders solutions: collateral protection, debt cancellation and service contract reimbursement products to banks, credit unions, automotive dealerships and original equipment manufacturers and other specialty programs that pertain to automotive lending and leasing.
•    Other: includes alternative market risks (including captive insurance programs), excess workers’ compensation and employer’s liability insurance coverages for qualified self-insured groups, associations and trusts, and contract, commercial and transactional surety coverages.
The reinsurance segment consists of the Company’s reinsurance underwriting units which offer specialty product lines on a worldwide basis. Reinsurance agreements are typically offered on a proportional and/or excess of loss basis and provide coverage to ceding company clients for specific underlying written policies. Product lines include:
•Casualty: provides coverage on third party liability exposures including, among others, executive assurance, professional liability, excess and umbrella liability, excess motor and healthcare business, and workers’ compensation. Business is assumed primarily on a treaty basis, with some facultative coverages also offered.
•Marine and aviation: provides coverage for energy, hull, cargo, specie, liability and transit, and aviation business, including airline and general aviation risks. Business written may also include space business, which

ARCH CAPITAL	111	2022 FORM 10-K

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
•Property catastrophe: provides protection for most types of catastrophic losses, including hurricane, earthquake, flood, tornado, hail and fire, and for other perils on a case-by-case basis. Excess of loss coverages are triggered when aggregate losses and loss adjustment expense from a single occurrence of a covered peril exceed the retention specified in the contract.
•Property excluding property catastrophe: provides coverage for personal lines and/or commercial property exposures and principally covers buildings, structures, equipment and contents. The primary perils in this business include fire, explosion, collapse, riot, vandalism, wind, tornado, flood and earthquake. Business is assumed on either a treaty or facultative basis.
•Other: includes life reinsurance business, casualty clash business and, in limited instances, non-traditional business which is intended to provide insurers with risk management solutions that complement traditional reinsurance.

The mortgage segment includes the Company’s underwriting units which offer mortgage insurance and reinsurance products on a worldwide basis. Underwriting units include:
•U.S. primary mortgage insurance: offers private mortgage insurance through Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company (combined “Arch MI U.S.”), both approved eligible mortgage insurers by Fannie Mae and Freddie Mac. Arch MI U.S. also includes AMG, which is not a government sponsored enterprise (“GSE”) approved entity.
•U.S. credit risk transfer (“CRT”) and other: underwrites CRT transactions, which are predominantly with GSEs, and other U.S. reinsurance transactions.
•International mortgage insurance/reinsurance: underwrites mortgage insurance and reinsurance outside of the U.S.
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
Through June 30, 2021, the ‘other’ segment included the results of Somers. In July 2021, the Company announced the completion of the previously disclosed acquisition of Somers by Greysbridge. Based on the governing documents of Greysbridge, the Company has concluded that, while it retains significant influence over Somers, Somers no longer constitutes a variable interest entity. Accordingly, effective July 1, 2021, Arch no longer consolidates the results of Somers in its consolidated financial statements. See note 12, “Variable Interest Entity and Noncontrolling Interests.”

ARCH CAPITAL	112	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders, summary information regarding net premiums written and earned by major line of business and net premiums written by location:

	Year Ended December 31, 2022
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total
Gross premiums written (1)	$6,930,864	$6,948,438	$1,454,971	$15,326,447	$—	$15,326,447
Premiums ceded	(1,910,222)	(2,024,462)	(322,400)	(4,249,258)	—	(4,249,258)
Net premiums written	5,020,642	4,923,976	1,132,571	11,077,189	—	11,077,189
Change in unearned premiums	(461,307)	(964,595)	26,790	(1,399,112)	—	(1,399,112)
Net premiums earned	4,559,335	3,959,381	1,159,361	9,678,077	—	9,678,077
Other underwriting income	—	4,871	8,356	13,227	—	13,227
Losses and loss adjustment expenses	(2,782,945)	(2,568,843)	324,271	(5,027,517)	—	(5,027,517)
Acquisition expenses	(885,866)	(813,555)	(40,159)	(1,739,580)	—	(1,739,580)
Other operating expenses	(665,472)	(267,531)	(195,172)	(1,128,175)	—	(1,128,175)
Underwriting income	$225,052	$314,323	$1,256,657	1,796,032	—	1,796,032

Net investment income				496,547	—	496,547
Net realized gains (losses)				(662,734)	—	(662,734)
Equity in net income (loss) of investments accounted for using the equity method				115,856	—	115,856
Other income (loss)				(26,165)	—	(26,165)
Corporate expenses				(94,390)	—	(94,390)
Transaction costs and other				(1,092)	—	(1,092)
Amortization of intangible assets				(106,200)	—	(106,200)
Interest expense				(130,266)	—	(130,266)
Net foreign exchange gains (losses)				100,905	—	100,905
Income (loss) before income taxes and income (loss) from operating affiliates				1,488,493	—	1,488,493
Income tax expense				(79,961)	—	(79,961)
Income (loss) from operating affiliates				73,891	—	73,891
Net income (loss)				1,482,423	—	1,482,423
Amounts attributable to redeemable noncontrolling interests				(5,490)	—	(5,490)
Net income (loss) available to Arch				1,476,933	—	1,476,933
Preferred dividends				(40,736)	—	(40,736)
Net income (loss) available to Arch common shareholders				$1,436,197	$—	$1,436,197

Underwriting Ratios
Loss ratio	61.0%	64.9%	-28.0%	51.9%	—%	51.9%
Acquisition expense ratio	19.4%	20.5%	3.5%	18.0%	—%	18.0%
Other operating expense ratio	14.6%	6.8%	16.8%	11.7%	—%	11.7%
Combined ratio	95.0%	92.2%	-7.7%	81.6%	—%	81.6%

Goodwill and intangible assets	$228,532	$144,846	$430,911	$804,289	$—	$804,289

Total investable assets				$28,065,497	$—	$28,065,497
Total assets				47,990,507	—	47,990,507
Total liabilities				35,069,605	—	35,069,605
(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL	113	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2021
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total
Gross premiums written (1)	$5,867,734	$5,093,930	$1,507,825	$12,463,788	$457,465	$12,752,487
Premiums ceded	(1,719,541)	(1,839,556)	(246,757)	(3,800,153)	(102,763)	(3,734,150)
Net premiums written	4,148,193	3,254,374	1,261,068	8,663,635	354,702	9,018,337
Change in unearned premiums	(521,725)	(413,931)	22,351	(913,305)	(22,734)	(936,039)
Net premiums earned	3,626,468	2,840,443	1,283,419	7,750,330	331,968	8,082,298
Other underwriting income	—	3,669	17,665	21,334	739	22,073
Losses and loss adjustment expenses	(2,344,365)	(1,924,719)	(56,677)	(4,325,761)	(259,042)	(4,584,803)
Acquisition expenses, net	(606,265)	(536,754)	(97,418)	(1,240,437)	(62,741)	(1,303,178)
Other operating expenses	(558,906)	(212,810)	(194,010)	(965,726)	(32,869)	(998,595)
Underwriting income (loss)	$116,932	$169,829	$952,979	1,239,740	(21,945)	1,217,795

Net investment income				346,808	42,310	389,118
Net realized gains (losses)				299,207	80,638	379,845
Equity in net income (loss) of investments accounted for using the equity method				366,402	—	366,402
Other income (loss)				10,244	—	10,244
Corporate expenses				(77,119)	—	(77,119)
Transaction costs and other				(1,103)	(935)	(2,038)
Amortization of intangible assets				(82,057)	(898)	(82,955)
Interest expense				(131,060)	(8,410)	(139,470)
Net foreign exchange gains (losses)				42,854	(1,325)	41,529
Income (loss) before income taxes and income (loss) from operating affiliates				2,013,916	89,435	2,103,351
Income tax expense				(128,348)	(234)	(128,582)
Income (loss) from operating affiliates				264,693	—	264,693
Net income (loss)				2,150,261	89,201	2,239,462
Amounts attributable to redeemable noncontrolling interests				(2,346)	(1,953)	(4,299)
Amounts attributable to nonredeemable noncontrolling interests				—	(78,314)	(78,314)
Net income (loss) available to Arch				2,147,915	8,934	2,156,849
Preferred dividends				(48,343)	—	(48,343)
Loss on redemption of preferred shares				(15,101)	—	(15,101)
Net income (loss) available to Arch common shareholders				$2,084,471	$8,934	$2,093,405

Underwriting Ratios
Loss ratio	64.6%	67.8%	4.4%	55.8%	78.0%	56.7%
Acquisition expense ratio	16.7%	18.9%	7.6%	16.0%	18.9%	16.1%
Other operating expense ratio	15.4%	7.5%	15.1%	12.5%	9.9%	12.4%
Combined ratio	96.7%	94.2%	27.1%	84.3%	106.8%	85.2%

Goodwill and intangible assets	$256,434	$183,523	$505,026	$944,983	$—	$944,983

Total investable assets				$27,442,153	$—	$27,442,153
Total assets				45,100,945	—	45,100,945
Total liabilities				31,545,816	—	31,545,816
(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL	114	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2020
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total
Gross premiums written (1)	$4,688,562	$3,472,086	$1,473,999	$9,632,691	$728,546	$10,088,068
Premiums ceded	(1,525,655)	(1,014,716)	(194,149)	(2,732,564)	(190,957)	(2,650,352)
Net premiums written	3,162,907	2,457,370	1,279,850	6,900,127	537,589	7,437,716
Change in unearned premiums	(291,487)	(295,141)	118,085	(468,543)	22,762	(445,781)
Net premiums earned	2,871,420	2,162,229	1,397,935	6,431,584	560,351	6,991,935
Other underwriting income	(31)	4,454	20,316	24,739	2,045	26,784
Losses and loss adjustment expenses	(2,092,453)	(1,628,320)	(528,344)	(4,249,117)	(440,482)	(4,689,599)
Acquisition expenses, net	(418,483)	(354,048)	(134,240)	(906,771)	(98,071)	(1,004,842)
Other operating expenses	(489,153)	(168,011)	(162,202)	(819,366)	(55,810)	(875,176)
Underwriting income (loss)	$(128,700)	$16,304	$593,465	481,069	(31,967)	449,102

Net investment income				401,908	117,700	519,608
Net realized gains (losses)				813,781	9,679	823,460
Equity in net income (loss) of investments accounted for using the equity method				146,693	—	146,693
Other income (loss)				29	—	29
Corporate expenses				(68,492)	—	(68,492)
Transaction costs and other				(9,456)	(4,040)	(13,496)
Amortization of intangible assets				(69,031)	—	(69,031)
Interest expense				(120,214)	(23,242)	(143,456)
Net foreign exchange gains (losses)				(80,161)	(3,473)	(83,634)
Income (loss) before income taxes and income (loss) from operating affiliates				1,496,126	64,657	1,560,783
Income tax expense				(111,812)	(26)	(111,838)
Income (loss) from operating affiliates				16,766	—	16,766
Net income				1,401,080	64,631	1,465,711
Amounts attributable to redeemable noncontrolling interests				(2,997)	(4,117)	(7,114)
Amounts attributable to nonredeemable noncontrolling interests				—	(53,076)	(53,076)
Net income (loss) available to Arch				1,398,083	7,438	1,405,521
Preferred dividends				(41,612)	—	(41,612)
Net income (loss) available to Arch common shareholders				$1,356,471	$7,438	$1,363,909

Underwriting Ratios
Loss ratio	72.9%	75.3%	37.8%	66.1%	78.6%	67.1%
Acquisition expense ratio	14.6%	16.4%	9.6%	14.1%	17.5%	14.4%
Other operating expense ratio	17.0%	7.8%	11.6%	12.7%	10.0%	12.5%
Combined ratio	104.5%	99.5%	59.0%	92.9%	106.1%	94.0%

Goodwill and intangible assets	$280,978	$18,963	$385,272	$685,213	$7,650	$692,863

Total investable assets				$26,856,295	$2,657,612	$29,513,907
Total assets				39,791,983	3,490,314	43,282,297
Total liabilities				26,789,149	2,505,707	29,294,856
(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL	115	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables provide summary information regarding net premiums earned by major line of business and net premiums written by underwriting location:

INSURANCE SEGMENT	Year Ended December 31,
	2022	2021	2020
Net premiums earned (1)
Professional lines	$1,314,236	$942,817	$655,872
Property, energy, marine and aviation	772,388	667,892	506,182
Programs	589,860	506,867	432,854
Travel, accident and health	491,847	255,590	190,944
Construction and national accounts	432,020	416,107	398,999
Excess and surplus casualty	393,353	318,027	270,620
Warranty and lenders solutions	127,222	153,958	114,687
Other	438,409	365,210	301,262
Total	$4,559,335	$3,626,468	$2,871,420

Net premiums written by underwriting location (1)
United States	$3,340,038	$2,813,039	$2,158,415
Europe	1,405,719	1,125,192	856,572
Other	274,885	209,962	147,920
Total	$5,020,642	$4,148,193	$3,162,907

REINSURANCE SEGMENT	Year Ended December 31,
	2022	2021	2020
Net premiums earned (1)
Other specialty	$1,377,880	$818,801	$626,409
Property excluding property catastrophe	1,091,440	836,573	562,208
Casualty	854,543	666,754	549,056
Property catastrophe	366,991	280,738	237,736
Marine and aviation	159,401	152,955	109,624
Other	109,126	84,622	77,196
Total	$3,959,381	$2,840,443	$2,162,229

Net premiums written by underwriting location (1)
United States	$1,246,507	$828,504	$687,622
Bermuda	2,561,771	1,557,294	1,001,990
Europe and other	1,115,698	868,576	767,758
Total	$4,923,976	$3,254,374	$2,457,370

MORTGAGE SEGMENT	Year Ended December 31,
	2022	2021	2020
Net premiums earned by underwriting location
United States	$815,519	$970,507	$1,158,563
Other	343,842	312,912	239,372
Total	$1,159,361	$1,283,419	$1,397,935

Net premiums written by underwriting location
United States	$780,256	$914,477	$1,021,950
Other	352,315	346,591	257,900
Total	$1,132,571	$1,261,068	$1,279,850

(1)    Segment results include premiums assumed through intersegment transactions and exclude premiums ceded through intersegment transactions.

ARCH CAPITAL	116	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER SEGMENT	Year Ended December 31,
	2022	2021	2020
Net premiums earned (1)
Casualty	$—	$138,551	$245,272
Other specialty	—	118,356	186,717
Property catastrophe	—	15,235	23,037
Property excluding property catastrophe	—	6,578	1,130
Marine and aviation	—	190	429
Other	—	53,058	103,766
Total	$—	$331,968	$560,351

Net premiums written by underwriting location (1)
United States	$—	$63,403	$115,471
Europe	—	91,499	97,753
Bermuda	—	199,800	324,365
Total	$—	$354,702	$537,589
(1)    Segment results include premiums assumed through intersegment transactions and exclude premiums ceded through intersegment transactions.

ARCH CAPITAL	117	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Year Ended December 31,
	2022	2021	2020
Reserve for losses and loss adjustment expenses at beginning of year	$17,757,156	$16,513,929	$13,891,842
Unpaid losses and loss adjustment expenses recoverable	5,599,231	4,314,855	4,082,650
Net reserve for losses and loss adjustment expenses at beginning of year	12,157,925	12,199,074	9,809,192

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	5,798,528	4,940,987	4,851,051
Prior years	(771,011)	(356,184)	(161,452)
Total net incurred losses and loss adjustment expenses	5,027,517	4,584,803	4,689,599

Net losses and loss adjustment expense reserves of acquired business (1)	—	104,176	—

Retroactive reinsurance transactions (2)	—	(444,147)	182,210

Impact of deconsolidation of Somers (3)	—	(1,460,611)	—

Foreign exchange (gains) losses and other	(290,376)	1,181	179,190

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(887,464)	(734,846)	(661,529)
Prior years	(2,254,484)	(2,091,705)	(1,999,588)
Total net paid losses and loss adjustment expenses	(3,141,948)	(2,826,551)	(2,661,117)

Net reserve for losses and loss adjustment expenses at end of year	13,753,118	12,157,925	12,199,074
Unpaid losses and loss adjustment expenses recoverable	6,278,825	5,599,231	4,314,855
Reserve for losses and loss adjustment expenses at end of year	$20,031,943	$17,757,156	$16,513,929
(1)    Represents activity related to the Company’s acquisitions in the 2021 period. See note 2, “Acquisitions.”
(2)    See ‘Retroactive Reinsurance Transactions’ section.
(3)    See note 12, “Variable Interest Entity and Noncontrolling Interests.”
Development on Prior Year Loss Reserves
Year Ended December 31, 2022
During 2022, the Company recorded estimated net favorable development on prior year loss reserves of $771.0 million, which consisted of net favorable development of $25.3 million from the insurance segment, $191.6 million from the reinsurance segment and $554.1 million from the mortgage segment.
The insurance segment’s net favorable development of $25.3 million, or 0.6 points of net earned premium, consisted of $55.3 million of net favorable development in short-tailed lines partially offset by $29.9 million of net adverse development from medium-tailed and long-tailed lines. Net favorable development in short-tailed lines reflected $37.4 million of favorable development in warranty and lenders solutions, primarily from the 2021 accident year (i.e., the year in which a loss occurred), and $14.8 million of favorable development related to travel and accident business, primarily from the 2020 and 2021 accident years. Net adverse development in medium-tailed lines reflected $24.7 million of adverse development in professional liability business, primarily from the 2013 to 2015 and 2018 to 2020 accident years, and $6.4 million of adverse development in contract binding business, across most accident years, partially offset by $12.9 million of favorable development in marine business, across most accident years. Net adverse development in long-tail lines reflected $18.5 million of adverse development related to casualty business, primarily from the 2020 and 2021 accident years, and $7.3 million of adverse development on construction and national accounts, primarily from the 2017, 2020 and 2021 accident years. This is partially offset by $21.5 million of favorable development in other business, including alternative markets and excess workers’ compensation, primarily from the 2019 and prior accident years.

ARCH CAPITAL	118	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reinsurance segment’s net favorable development of $191.6 million, or 4.8 points of net earned premium, consisted of $196.2 million of net favorable development from short-tailed and medium-tailed lines, partially offset by $4.6 million of net adverse development from long-tailed lines. Net favorable development in short-tailed lines reflected $109.4 million of favorable development from property other than property catastrophe business, primarily from the 2018 to 2021 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period), $24.0 million of favorable development from property catastrophe business, primarily from the 2018 to 2020 underwriting years, and $35.0 million from other specialty business, primarily from the 2016 and 2021 underwriting years. Net favorable development in medium-tailed lines reflected $28.0 million in marine and aviation lines, across most underwriting years. Net adverse development in long-tailed lines primarily reflected $4.6 million in casualty, spread across many prior underwriting years.
The mortgage segment experienced net favorable development of $554.1 million, or 47.8 points of net earned premium, with the majority of reserve releases being on COVID-related delinquencies associated with the U.S. first lien portfolio from the 2020 and 2021 accident years. The Company’s credit risk transfer, international, second lien and student loan businesses also contributed to the favorable development.
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
The insurance segment’s net favorable development of $16.2 million, or 0.4 points of net earned premium, consisted of $109.8 million of net favorable development in short-tailed and long-tailed lines mostly offset by $93.5 million of net adverse development from medium-tailed lines. Net favorable development of $81.7 million in short-tailed lines reflected $38.9 million of favorable development from property (excluding marine), primarily from the 2018 to 2020 accident years, $26.7 million of favorable development in warranty and lenders solutions, primarily from the 2020 accident year, and $16.2 million of favorable development on travel and accident, primarily from the 2016 to 2020 accident years. Net favorable development of $28.1 million in long-tailed lines reflected favorable development in construction, national accounts and alternative markets, primarily from the
2016 to 2019 accident years, partially offset by adverse development in executive assurance, primarily from the 2015, 2017 and 2018 accident years. Net adverse development in medium-tailed lines reflected $57.6 million of adverse development in contract binding, primarily from the 2013 to 2019 accident years and $30.8 million of adverse development in professional liability, primarily from the 2018 to 2020 accident years.
The reinsurance segment’s net favorable development of $178.8 million, or 6.3 points of net earned premium, consisted of $184.1 million of net favorable development from short-tailed and medium-tailed lines, partially offset by $5.3 million of net adverse development from long-tailed lines. Net favorable development of $175.5 million in short-tailed lines reflected $123.3 million from other specialty lines, primarily from the 2014 to 2019 underwriting years, and $88.6 million of favorable development from property other than property catastrophe business, primarily from the 2015 to 2020 underwriting years. Such amounts were partially offset by adverse development of $36.4 million from property catastrophe, primarily from the 2020 underwriting year. Adverse development in long-tailed lines reflected an increase in casualty, primarily from the 2018 underwriting year.
The mortgage segment experienced net favorable development of $169.6 million, or 13.2 points of net earned premium. Approximately a third of this development came from the U.S. first lien portfolio, which benefited from improving economic conditions and rising home prices, resulting in reduced claim rate assumptions primarily associated with pre-pandemic delinquencies. Various vintage CRT contracts also experienced similar effects and contributed to the favorable development, including the effect of contracts called by the GSEs. Subrogation recoveries on second lien and student loan business and international business also contributed to the favorable development.
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

ARCH CAPITAL	119	2022 FORM 10-K

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

The reinsurance segment’s net favorable development of $134.0 million, or 6.2 points of net earned premium, consisted of $155.9 million of net favorable development from short-tailed and medium-tailed lines, partially offset by $21.9 million of net adverse development from long-tailed lines. Net favorable development of $144.0 million in short-tailed lines reflected $87.7 million related to property catastrophe and property other than property catastrophe business, primarily from the 2015 to 2019 underwriting years, and $53.6 million from other specialty lines, across most underwriting years. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2020. Adverse development in long-tailed lines reflected an increase in casualty, primarily from the 2012 to 2015 underwriting years.

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
In 2021, the Company entered into a reinsurance to close with the related party, in connection with the 2018 and prior years of account for certain London syndicate business. See note 16, “Transactions with Related Parties”.
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

	Third party claims-made business	Professional lines
	Multi-line and other specialty	Programs; contract binding (part of excess and surplus casualty); travel, accident and health; warranty and lenders solutions; and other (contract and commercial surety coverages)

Reinsurance	Casualty	Casualty
	Property catastrophe	Property catastrophe
	Property excluding property catastrophe	Property excluding property catastrophe
	Marine and aviation	Marine and aviation
	Other specialty	Other specialty

Mortgage	Direct mortgage insurance in the U.S.	Mortgage insurance on U.S. primary exposures
The Company determined the following to be insignificant for disclosure purposes: (i) certain mortgage business, including non-U.S. primary business, second lien and student loan exposures, global mortgage reinsurance and participation in various GSE credit risk-sharing products and (ii) certain reinsurance business, including casualty clash and non-traditional lines. Such amounts are included as reconciling items.
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

ARCH CAPITAL	120	2022 FORM 10-K

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

ARCH CAPITAL	121	2022 FORM 10-K

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
In the initial reserving process for short-tail insurance lines (consisting of property, energy, marine and aviation and other exposures including travel, accident and health, and warranty and lenders solutions), the Company relies on a combination of the reserving methods discussed above. For catastrophe-exposed business, the reserving process also includes the usage of catastrophe models for known events

ARCH CAPITAL	122	2022 FORM 10-K

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
From time to time, the Company enters into loss portfolio transfer and adverse development cover reinsurance agreements accounted for as retroactive reinsurance. These agreements transfer Loss Reserves and future favorable or adverse development on certain runoff programs and certain third party occurrence business, within multi-line and other specialty business (the “Covered Lines”). As incurred losses and allocated loss adjustment expenses for the Covered Lines are ceded to the reinsurer, the Company is not exposed to changes in the amount, timing and uncertainty of cash flows arising from the Covered Lines. To avoid distortion, the incurred losses and allocated loss adjustment expenses and cumulative paid losses and loss adjustment expenses for the Covered Lines are excluded entirely from the tables below. Unpaid loss and loss adjustment expenses recoverable at December 31, 2022 included $280.2 million related to such reinsurance agreements.

ARCH CAPITAL	123	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present information on the insurance segment’s short-duration insurance contracts:

Property, energy, marine and aviation ($000’s except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2022
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022
2013	$158,548	$156,147	$148,622	$142,889	$134,473	$133,400	$128,157	$126,825	$125,813	$124,868	$27	3,982
2014		148,104	145,679	147,248	136,050	132,166	134,192	134,895	134,803	133,605	1,674	3,557
2015			112,299	109,769	103,921	102,449	97,789	91,770	91,833	90,816	2,654	4,244
2016				104,002	100,843	105,184	100,003	95,989	92,108	87,618	61	5,704
2017					280,686	246,264	235,924	230,413	231,199	225,298	3,268	6,287
2018						180,981	186,030	173,693	170,057	170,411	7,177	5,048
2019							179,056	178,564	165,477	161,156	4,162	5,942
2020								359,394	329,362	335,747	28,330	8,546
2021									426,870	428,719	54,746	7,566
2022										521,750	208,080	8,965
									Total	$2,279,988

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2013	$32,216	$84,680	$110,432	$119,649	$121,779	$125,014	$122,894	$124,227	$124,381	$124,402
2014		25,849	53,632	77,764	84,061	87,681	98,423	115,253	122,165	122,792
2015			23,561	64,900	76,282	86,196	87,870	86,190	87,260	87,564
2016				24,684	83,218	98,303	97,089	94,570	90,808	87,232
2017					30,215	139,849	195,512	211,688	215,874	217,764
2018						30,026	102,285	134,858	142,838	149,663
2019							26,130	105,380	133,911	139,141
2020								55,619	194,487	251,055
2021									90,423	267,677
2022										100,476
					Total					1,547,766
					All outstanding liabilities before 2013, net of reinsurance					18,239
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$750,461

Third party occurrence business ($000’s except claim count)
	Incurred losses and allocated loss adjustment expenses, net of reinsurance										December 31, 2022
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022
2013	$282,852	$296,668	$306,572	$301,622	$281,637	$274,246	$272,385	$269,297	$270,110	$263,430	$43,148	66,118
2014		329,718	335,587	338,505	342,759	339,403	343,904	342,641	343,286	345,024	60,263	75,557
2015			358,769	391,570	398,565	391,797	391,132	382,427	386,465	379,226	75,540	78,507
2016				389,530	394,190	405,803	399,315	374,654	367,586	363,453	93,800	78,576
2017					417,097	417,662	422,360	412,231	406,857	406,165	114,603	84,418
2018						430,128	452,879	450,647	451,164	458,050	156,700	77,685
2019							455,928	487,080	480,535	471,279	195,283	84,985
2020								606,640	616,314	640,231	309,019	90,795
2021									621,972	662,716	431,302	89,718
2022										688,082	614,366	70,380
									Total	$4,677,656

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2013	$6,840	$29,215	$71,335	$101,153	$122,045	$149,012	$164,090	$174,591	$184,444	$192,159
2014		9,200	40,226	71,473	112,541	161,935	191,108	211,440	223,895	237,135
2015			11,110	44,514	88,411	139,364	181,505	211,510	227,439	249,399
2016				11,679	41,920	87,543	136,759	164,534	194,637	215,481
2017					13,391	52,309	99,806	134,988	165,468	220,660
2018						16,991	63,776	115,049	154,138	198,502
2019							18,375	73,075	121,646	172,948
2020								24,407	76,567	154,902
2021									26,235	90,791
2022										23,981
					Total					1,755,958
					All outstanding liabilities before 2013, net of reinsurance					263,297
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$3,184,995

ARCH CAPITAL	124	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Third party claims-made business ($000’s except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2022
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022
2013	$301,608	$320,266	$324,044	$320,177	$294,372	$290,852	$281,642	$271,156	$273,607	$281,584	$14,639	14,953
2014		264,273	279,410	298,541	278,556	281,271	297,248	291,498	287,573	296,153	21,206	15,482
2015			258,740	277,358	276,256	259,830	255,207	252,263	267,725	266,758	18,198	14,392
2016				274,996	291,258	308,080	314,412	321,764	326,960	329,534	29,356	15,083
2017					270,272	285,738	311,724	308,172	323,128	316,673	45,042	15,198
2018						272,543	314,112	319,646	336,106	347,449	61,612	15,934
2019							289,128	317,312	317,363	322,178	93,422	15,858
2020								383,497	413,156	423,375	187,245	15,438
2021									514,676	517,975	351,736	15,751
2022										657,664	575,484	18,190
									Total	$3,759,343

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2013	$19,007	$87,386	$137,857	$179,261	$197,861	$216,984	$238,730	$245,423	$246,813	$253,570
2014		13,814	63,288	129,409	172,722	207,447	229,314	243,137	249,307	260,333
2015			9,059	52,007	100,030	126,431	174,084	193,105	216,892	220,871
2016				10,537	68,157	127,203	158,127	205,478	242,300	256,705
2017					9,281	67,529	112,975	143,064	195,788	232,508
2018						12,241	68,244	118,105	158,389	208,063
2019							12,373	65,286	122,046	154,630
2020								17,070	87,248	151,750
2021									23,253	90,487
2022										25,244
					Total					1,854,161
					All outstanding liabilities before 2013, net of reinsurance					86,120
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$1,991,302

Multi-line and other specialty ($000’s except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2022
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022
2013	$264,243	$272,335	$263,631	$263,928	$251,894	$253,271	$248,634	$245,825	$245,069	$244,191	$2,761	86,371
2014		301,548	325,705	318,453	318,268	317,197	313,221	310,051	309,061	310,977	3,968	130,844
2015			334,684	357,939	356,777	364,815	356,657	349,432	347,206	344,974	5,632	170,579
2016				408,686	430,976	427,829	416,108	409,987	408,004	408,716	8,616	189,406
2017					482,436	501,026	491,347	500,947	504,322	512,717	12,776	229,570
2018						512,406	564,563	562,848	565,116	564,693	21,722	256,621
2019							566,864	612,179	640,262	651,004	38,672	250,441
2020								618,340	569,123	515,016	87,261	162,214
2021									635,186	618,581	153,336	113,165
2022										678,479	425,107	89,859
									Total	$4,849,348

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2013	$86,680	$150,925	$180,428	$213,461	$225,324	$234,330	$236,375	$237,293	$238,321	$238,257
2014		107,726	196,899	234,267	267,079	281,195	291,727	293,131	294,630	295,896
2015			138,153	236,108	277,850	305,895	320,971	326,652	330,431	331,320
2016				175,948	304,743	341,789	362,823	379,305	385,314	390,350
2017					181,102	342,385	380,696	423,480	446,002	471,978
2018						211,711	389,047	442,643	479,824	508,649
2019							211,970	385,794	486,882	548,844
2020								171,994	309,106	358,967
2021									156,992	334,549
2022										177,092
					Total					3,655,902
					All outstanding liabilities before 2013, net of reinsurance					22,275
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$1,215,721

ARCH CAPITAL	125	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance, as of December 31, 2022:

	Average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Property, energy, marine and aviation	20.3%	44.2%	18.4%	5.2%	1.5%	1.1%	2.0%	2.2%	0.3%	—%
Third party occurrence business	3.4%	9.3%	11.8%	11.2%	9.7%	9.7%	5.4%	4.5%	3.8%	2.9%
Third party claims-made business	4.1%	17.2%	17.2%	11.4%	13.6%	8.8%	6.4%	2.0%	2.1%	2.4%
Multi-line and other specialty	34.3%	28.9%	10.9%	8.8%	4.5%	3.1%	0.9%	0.4%	0.4%	—%
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
As mentioned above, there can be a considerable time lag from the time a claim is reported to a ceding company to the time it is reported to the reinsurer. The lag can be several years in some cases and may be attributed to a number of reasons, including the time it takes to investigate a claim, delays associated with the litigation process, the deterioration in a claimant’s physical condition many years after an accident occurs, the case reserving approach of the ceding company, etc. In the reserving process, the Company assumes that such lags are predictable, on average, over time and therefore the lags are contemplated in the loss reporting patterns used in their actuarial methods. This means that the reinsurance segment must rely on estimates for a longer period of time than does an insurance company. Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2022 there were no significant backlogs related to the processing of assumed reinsurance information at our reinsurance operations.

ARCH CAPITAL	126	2022 FORM 10-K

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

ARCH CAPITAL	127	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present information on the reinsurance segment’s short-duration insurance contracts:

Casualty ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2022
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022
2013	$163,425	$156,619	$152,392	$146,230	$134,204	$132,701	$129,120	$133,401	$133,687	$133,094	$26,542	N/A
2014		212,923	217,991	214,724	227,485	224,105	233,922	234,293	230,944	231,175	33,255	N/A
2015			217,343	216,759	224,385	231,473	235,637	242,554	245,756	247,419	44,753	N/A
2016				208,192	221,004	242,089	257,214	264,573	264,475	268,079	46,122	N/A
2017					262,894	251,827	267,173	293,381	304,194	310,858	52,415	N/A
2018						270,621	284,405	276,802	281,852	293,320	56,325	N/A
2019							325,359	334,755	361,549	372,669	93,310	N/A
2020								378,668	367,595	349,831	169,909	N/A
2021									434,187	431,165	292,696	N/A
2022										541,941	482,552	N/A
									Total	$3,179,551

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2013	$2,421	$9,822	$22,886	$42,861	$54,323	$62,751	$70,289	$76,141	$81,167	$87,485
2014		3,885	15,973	40,651	63,214	90,530	113,596	133,263	143,929	152,586
2015			4,440	20,208	46,933	70,523	95,988	119,096	136,138	151,119
2016				5,720	25,626	51,494	86,362	112,818	131,341	155,584
2017					6,417	30,316	63,922	112,474	136,489	163,243
2018						7,576	31,240	106,443	128,728	154,173
2019							15,798	57,568	96,593	129,766
2020								17,646	50,383	90,156
2021									14,633	53,264
2022										17,638
					Total					1,155,014
					All outstanding liabilities before 2013, net of reinsurance					299,288
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$2,323,825

Property catastrophe ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2022
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022
2013	$65,372	$45,962	$34,959	$30,518	$27,974	$27,248	$26,415	$26,543	$26,344	$26,221	$(138)	N/A
2014		43,800	29,801	24,500	21,764	20,026	19,326	19,229	19,004	19,045	(10)	N/A
2015			32,748	17,558	11,425	5,531	3,779	3,133	2,932	2,569	68	N/A
2016				23,224	16,582	12,749	9,190	6,886	5,987	5,181	877	N/A
2017					86,410	53,699	49,507	35,893	24,239	21,026	(803)	N/A
2018						73,041	52,001	33,425	19,831	10,722	3,039	N/A
2019							25,526	14,252	13,093	4,590	4,576	N/A
2020								260,244	322,680	326,262	33,413	N/A
2021									308,014	302,124	29,963	N/A
2022										299,636	73,474	N/A
									Total	$1,017,376

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2013	$12,035	$18,496	$23,001	$24,697	$26,329	$26,549	$26,549	$27,233	$26,998	$27,023
2014		13,619	19,544	17,902	18,679	18,244	18,421	18,550	18,629	18,592
2015			(3,141)	(2,109)	1,843	2,103	1,659	1,745	1,817	1,874
2016				(7,039)	1,759	1,870	2,932	2,086	2,433	2,594
2017					30,625	31,621	37,084	27,060	14,215	16,034
2018						27,424	7,344	18,253	(10,934)	(8,100)
2019							4,374	8,845	12,895	(11,472)
2020								52,592	152,075	200,510
2021									64,408	167,806
2022										69,969
					Total					484,830
					All outstanding liabilities before 2013, net of reinsurance					2,612
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$535,158

ARCH CAPITAL	128	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property excluding property catastrophe ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2022
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022
2013	$114,775	$76,290	$69,981	$65,734	$64,013	$63,247	$62,070	$62,774	$62,288	$63,390	$29	N/A
2014		142,092	116,331	98,263	90,031	87,768	83,476	81,812	80,348	79,307	443	N/A
2015			213,681	187,932	183,709	187,569	186,861	175,812	172,189	166,580	3,909	N/A
2016				174,506	144,323	136,367	134,362	138,216	135,116	128,941	6,208	N/A
2017					266,628	247,462	235,310	227,891	212,133	204,128	8,794	N/A
2018						222,932	238,876	234,794	211,852	201,429	7,370	N/A
2019							214,513	204,620	194,164	189,456	8,407	N/A
2020								366,726	338,712	319,097	36,912	N/A
2021									545,101	497,059	83,934	N/A
2022										742,703	360,528	N/A
									Total	$2,592,090

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2013	$25,943	$42,418	$49,433	$52,614	$53,400	$55,272	$60,777	$61,640	$61,665	$63,228
2014		23,342	62,414	71,144	76,060	77,687	78,067	78,029	77,728	77,894
2015			75,458	118,396	148,887	159,482	164,637	158,293	158,537	159,054
2016				33,236	94,121	97,918	103,202	111,039	113,300	114,432
2017					27,456	124,220	155,139	162,933	177,737	181,029
2018						29,654	107,172	151,632	166,598	174,778
2019							42,919	123,293	149,377	161,573
2020								100,927	207,061	242,844
2021									135,815	269,481
2022										142,938
					Total					1,587,251
					All outstanding liabilities before 2013, net of reinsurance					5,765
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$1,010,604

Marine and aviation ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2022
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022
2013	$38,167	$36,765	$35,669	$34,293	$34,207	$33,453	$33,001	$29,434	$26,728	$25,695	$1,012	N/A
2014		30,566	28,757	26,995	25,297	23,302	22,919	21,698	21,651	18,511	800	N/A
2015			33,134	37,019	31,499	31,373	30,423	28,120	27,299	25,008	1,514	N/A
2016				27,258	22,625	23,448	19,122	16,834	14,896	11,952	4,080	N/A
2017					28,590	26,165	23,613	20,749	19,842	17,329	4,178	N/A
2018						27,613	25,680	24,058	24,192	21,052	3,738	N/A
2019							48,383	54,684	60,321	60,635	5,574	N/A
2020								82,716	75,695	79,338	28,621	N/A
2021									110,129	95,586	51,391	N/A
2022										125,685	99,917	N/A
									Total	$480,791

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2013	$4,751	$13,054	$17,678	$20,580	$21,557	$22,803	$23,176	$22,941	$22,912	$23,648
2014		4,005	7,795	11,335	12,209	14,368	14,794	15,650	15,729	17,084
2015			(6)	13,321	18,852	20,623	22,318	21,971	22,114	22,297
2016				(7,371)	(1,739)	445	3,169	5,764	6,656	7,028
2017					1,650	6,433	9,249	10,897	11,488	11,817
2018						1,993	6,817	11,021	13,332	13,923
2019							10,537	21,261	28,680	34,637
2020								9,096	26,129	42,203
2021									8,407	24,108
2022										12,101
					Total					208,846
					All outstanding liabilities before 2013, net of reinsurance					17,999
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$289,944

ARCH CAPITAL	129	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other specialty ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2022
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022
2013	$304,905	$280,398	$269,105	$267,106	$266,970	$264,418	$263,713	$257,960	$255,453	$254,380	$4,327	N/A
2014		328,056	308,074	310,153	303,589	298,357	299,789	295,270	289,460	287,941	6,034	N/A
2015			271,235	269,237	267,079	263,826	263,985	261,158	250,103	248,848	6,340	N/A
2016				313,982	310,907	303,432	295,116	301,277	296,251	293,571	8,371	N/A
2017					382,884	375,347	357,762	357,212	355,763	351,478	22,234	N/A
2018						402,372	395,484	390,135	413,116	408,905	32,668	N/A
2019							414,049	393,864	387,810	383,491	38,889	N/A
2020								579,367	511,136	506,164	57,946	N/A
2021									589,452	590,091	148,264	N/A
2022										924,130	601,334	N/A
									Total	$4,248,999

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2013	$81,609	$155,936	$188,651	$209,775	$222,292	$229,228	$237,023	$237,559	$240,669	$243,881
2014		92,743	181,222	223,243	240,680	250,427	263,123	266,898	270,529	271,712
2015			80,453	157,176	190,699	204,444	216,683	227,879	230,640	231,384
2016				103,649	196,496	231,761	249,699	265,763	271,609	277,028
2017					130,150	245,165	285,299	299,405	312,273	322,863
2018						124,996	265,000	303,141	323,868	340,061
2019							116,762	204,625	267,972	293,260
2020								129,621	285,729	361,031
2021									146,503	300,025
2022										175,834
					Total					2,817,079
					All outstanding liabilities before 2013, net of reinsurance					13,001
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$1,444,921
The following table presents the average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance, as of December 31, 2022:

	Average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Casualty	2.8%	7.8%	12.4%	11.3%	9.5%	8.2%	7.5%	5.0%	3.8%	4.7%
Property catastrophe	41.7%	27.3%	49.4%	(115.6)%	(10.7)%	4.1%	1.7%	1.7%	(0.5)%	0.1%
Property excluding property catastrophe	27.0%	37.4%	13.2%	5.6%	4.0%	0.6%	2.4%	0.4%	0.1%	2.5%
Marine and aviation	4.5%	28.8%	18.3%	10.9%	8.4%	3.0%	2.4%	0.1%	3.6%	2.9%
Other specialty	29.9%	29.9%	13.1%	6.0%	4.4%	3.3%	1.8%	0.6%	0.8%	1.3%
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

ARCH CAPITAL	130	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
precedent, adds further uncertainty to current reserve estimates.
The lead actuarial methodology used by the Company is a frequency-severity method based on the inventory of pending delinquencies. Each month the loan servicers report the delinquency status of each insured loan. Using the frequency-severity method allows the Company to take advantage of its knowledge of the number of delinquent loans and the coverage provided (“risk size”) on those loans by directly relating the reserves to these amounts. The delinquencies are grouped into homogeneous cohorts for analysis, reflecting the age of delinquency. A claim rate is then developed for each cohort which represents the frequency with which the delinquencies become claims. The claim frequency rates are based on an analysis of the patterns of emerging cure counts and claim counts, the foreclosure status of the pending delinquencies, the product and geographical mix of the delinquencies and our view of future economic and claim conditions, which include trends in home prices and unemployment. Claim rates can vary materially by age of delinquency, depending on the mix of delinquencies and economic conditions.
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
Mortgage insurance Loss Reserves are short-tail, in the sense that the vast majority of delinquencies are resolved within two years of being reported. Due to the forbearances and foreclosure moratoriums associated with COVID-19, settlement timelines have been extended. While reserves are initially analyzed by reserve cohort, as described above, they are also rolled up by underwriting year to ensure that reserve assumptions are consistent with the performance of the underwriting year. The accuracy of prior reserve assumptions is also checked in hindsight to determine if adjustments to the assumptions are needed.
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

ARCH CAPITAL	131	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information on the mortgage segment’s short-duration insurance contracts:

U.S. primary mortgage insurance ($000’s except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2022
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of paid claims
Year ended December 31,
Accident year	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022
2013	$469,311	$419,668	$411,793	$405,809	$395,693	$393,149	$390,987	$391,062	$391,324	$390,299	2	9,474
2014		316,095	297,151	279,434	266,027	265,992	261,091	262,682	262,829	260,554	4	6,311
2015			222,790	197,238	198,001	194,677	189,235	190,913	190,560	188,649	1	4,573
2016				183,556	170,532	148,715	140,608	142,392	141,657	137,415	—	3,445
2017					179,376	132,220	107,255	108,181	109,242	102,005	(1)	2,516
2018						132,318	96,357	89,120	87,962	71,976	(4)	1,718
2019							108,424	119,253	110,362	63,485	74	1,002
2020								420,003	373,533	78,334	476	299
2021									144,375	77,212	379	72
2022										173,327	2,147	7
								Total		$1,543,256

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2013	41,447	203,957	308,956	353,189	373,909	382,200	386,853	387,894	387,879	388,036
2014		20,099	129,159	201,925	233,879	247,038	254,175	256,285	256,875	257,232
2015			16,159	92,431	151,222	171,337	180,321	183,472	184,025	184,955
2016				11,462	72,201	113,357	127,286	131,161	131,717	132,387
2017					8,622	48,112	78,650	87,317	89,756	91,645
2018						3,966	31,478	50,135	55,853	58,687
2019							2,899	20,105	29,102	34,178
2020								1,040	4,144	7,740
2021									469	1,687
2022										176
										1,156,723
					All outstanding liabilities before 2013, net of reinsurance					10,585
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$397,118
The following table presents the average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance, as of December 31, 2022:

Average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
U.S. Primary	5.6%	30.9%	23.8%	9.8%	4.0%	1.8%	0.7%	0.3%	0.1%	—%

ARCH CAPITAL	132	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents a reconciliation of the disclosures of net incurred and paid loss development tables to the reserve for losses and loss adjustment expenses at December 31, 2022:

December 31, 2022
Net outstanding liabilities
Insurance
Property, energy, marine and aviation	$750,461
Third party occurrence business	3,184,995
Third party claims-made business	1,991,302
Multi-line and other specialty	1,215,721
Reinsurance
Casualty	2,323,825
Property catastrophe	535,158
Property excluding property catastrophe	1,010,604
Marine and aviation	289,944
Other specialty	1,444,921
Mortgage
U.S. primary	397,118
Other short duration lines not included in disclosures	301,222
Total for short duration lines	13,445,271

Unpaid losses and loss adjustment expenses recoverable
Insurance
Property, energy, marine and aviation	423,740
Third party occurrence business	1,761,871
Third party claims-made business	995,921
Multi-line and other specialty	173,051
Reinsurance
Casualty	684,663
Property catastrophe	595,740
Property excluding property catastrophe	206,867
Marine and aviation	186,416
Other specialty	656,130
Mortgage
U.S. primary	37,531
Other short duration lines not included in disclosures (1)	560,642
Intercompany eliminations	(3,747)
Total for short duration lines	6,278,825

Lines other than short duration	102,283
Discounting	(60,536)
Unallocated claims adjustment expenses	266,100
307,847

Total gross reserves for losses and loss adjustment expenses	$20,031,943
(1)    Includes unpaid loss and loss adjustment expenses recoverable of $280.2 million related to the loss portfolio transfer reinsurance agreements.

7.    Allowance for Expected Credit Losses

Premiums Receivable
The following table provides a roll forward of the allowance for expected credit losses of the Company’s premium receivables:

Year Ended December 31, 2022	Premium Receivables, Net of Allowance	Allowance for Expected Credit Losses
Balance at beginning of period	$2,633,280	$39,958
Change for provision of expected credit losses (1)		(4,556)
Balance at end of period	$3,624,777	$35,402

Year Ended December 31, 2021
Balance at beginning of period	$2,064,586	$37,781
Change for provision of expected credit losses (1)		2,177
Balance at end of period	$2,633,280	$39,958
(1) Amounts deemed uncollectible are written-off in operating expenses. For the 2022 and 2021 periods, amounts written off totaled $11.4 million and $3.8 million, respectively.
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
The following table provides a roll forward of the allowance for expected credit losses of the Company’s reinsurance recoverables:

Year Ended December 31, 2022	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
Balance at beginning of period	$5,880,735	$13,230
Change for provision of expected credit losses		8,314
Balance at end of period	$6,563,654	$21,544

Year Ended December 31, 2021
Balance at beginning of period	$4,500,802	$11,636
Change for provision of expected credit losses		1,594
Balance at end of period	5,880,735	$13,230

ARCH CAPITAL	133	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums) at December 31, 2022 and 2021:

	December 31,
	2022	2021
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	$6,563,654	$5,880,735
% due from carriers with A.M. Best rating of “A-” or better	68.8%	69.7%
% due from all other rated carriers	0.1%	0.1%
% due from all other carriers with no A.M. Best rating (1)	31.1%	30.2%
Largest balance due from any one carrier as % of total shareholders’ equity	9.0%	6.7%
(1)    At December 31, 2022 and 2021 period, over 95% and 91% of such amount is collateralized through reinsurance trusts, funds withheld arrangements, letters of credit or other, respectively.
Contractholder Receivables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s contractholder receivables:

Year Ended December 31, 2022	Contractholder Receivables, Net of Allowance	Allowance for Expected Credit Losses
Balance at beginning of period	$1,828,691	$3,437
Change for provision of expected credit losses		(746)
Balance at end of period	$1,731,293	$2,691

Year Ended December 31, 2021
Balance at beginning of period	$1,986,924	$8,638
Change for provision of expected credit losses		(5,201)
Balance at end of period	1,828,691	$3,437

8.    Reinsurance

In the normal course of business, the Company’s insurance subsidiaries cede a portion of their premium through pro rata and excess of loss reinsurance agreements on a treaty or facultative basis to third parties. The Company’s reinsurance subsidiaries participate in “common account” retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as the Company’s reinsurance subsidiaries, and the ceding company. In addition, the Company’s reinsurance subsidiaries may purchase retrocessional coverage as part of their risk management program. The Company’s mortgage subsidiaries cede a portion of their premium through quota share arrangements and enter into various aggregate excess of loss mortgage reinsurance agreements with various special purpose reinsurance companies. Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, the Company’s insurance or reinsurance subsidiaries would be liable for such defaulted amounts.
The effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Year Ended December 31,
	2022	2021	2020
Premiums Written
Direct	$8,540,787	$7,706,832	$6,553,910
Assumed	6,785,660	5,045,655	3,534,158
Ceded	(4,249,258)	(3,734,150)	(2,650,352)
Net	$11,077,189	$9,018,337	$7,437,716

Premiums Earned
Direct	$8,057,635	$7,149,794	$6,361,451
Assumed	5,767,738	4,333,873	3,213,873
Ceded	(4,147,296)	(3,401,369)	(2,583,389)
Net	$9,678,077	$8,082,298	$6,991,935

Losses and Loss Adjustment Expenses
Direct	$3,990,768	$4,266,758	$4,392,392
Assumed	3,559,133	2,826,820	2,204,323
Ceded	(2,522,384)	(2,508,775)	(1,907,116)
Net	$5,027,517	$4,584,803	$4,689,599

ARCH CAPITAL	134	2022 FORM 10-K

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
The following table summarizes the respective coverages and retentions at December 31, 2022:

		December 31, 2022
Bellemeade Entities (Issue Date)	Initial Coverage at Issuance	Current Coverage	Remaining Retention, Net
2017-1 Ltd. (1)	$368,114	$36,679	$142,461
2018-1 Ltd. (2)	374,460	89,698	143,592
2018-3 Ltd. (3)	506,110	199,237	152,861
2019-1 Ltd. (4)	341,790	107,880	118,908
2019-2 Ltd. (5)	621,022	325,462	191,550
2019-3 Ltd. (6)	700,920	222,977	208,931
2019-4 Ltd. (7)	577,267	266,124	142,564
2020-2 Ltd. (8)	449,167	105,110	237,709
2020-3 Ltd. (9)	451,816	250,971	161,544
2020-4 Ltd. (10)	337,013	101,729	138,131
2021-1 Ltd. (11)	643,577	503,267	153,525
2021-2 Ltd. (12)	616,017	535,461	138,524
2021-3 Ltd. (13)	639,391	616,959	132,492
2022-1 Ltd. (14)	316,760	316,760	143,577
2022-2 Ltd. (15)	327,165	327,165	217,436
Total	$7,270,589	$4,005,479	$2,423,805

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

ARCH CAPITAL	135	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.    Investment Information

Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Cost or Amortized Cost
December 31, 2022
Fixed maturities:
Corporate bonds	$8,020,128	$55,468	$(781,353)	$(29,950)	$8,775,963
Mortgage backed securities	795,391	4,933	(86,587)	2	877,043
Municipal bonds	419,166	3,149	(33,360)	(100)	449,477
Commercial mortgage backed securities	1,047,275	608	(57,667)	(3,415)	1,107,749
U.S. government and government agencies	5,161,193	14,891	(342,963)	—	5,489,265
Non-U.S. government securities	2,312,819	8,870	(237,846)	(1,882)	2,543,677
Asset backed securities	1,926,817	761	(106,623)	(6,010)	2,038,689
Total	19,682,789	88,680	(1,646,399)	(41,355)	21,281,863
Short-term investments	1,331,662	554	(1,888)	—	1,332,996
Total	$21,014,451	$89,234	$(1,648,287)	$(41,355)	$22,614,859

December 31, 2021
Fixed maturities:
Corporate bonds	$6,553,333	$104,170	$(69,194)	$(2,037)	$6,520,394
Mortgage backed securities	408,477	2,825	(5,410)	(48)	411,110
Municipal bonds	404,666	18,724	(1,409)	(2)	387,353
Commercial mortgage backed securities	1,046,484	1,740	(3,117)	(6)	1,047,867
U.S. government and government agencies	4,772,764	10,076	(45,967)	—	4,808,655
Non-U.S. government securities	2,120,294	54,048	(34,749)	(82)	2,101,077
Asset backed securities	2,692,091	6,540	(11,108)	(708)	2,697,367
Total	17,998,109	198,123	(170,954)	(2,883)	17,973,823
Short-term investments	1,734,716	568	(590)	—	1,734,738
Total	$19,732,825	$198,691	$(171,544)	$(2,883)	$19,708,561

ARCH CAPITAL	136	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2022
Fixed maturities:
Corporate bonds	$4,822,624	$(393,112)	$2,559,399	$(388,241)	$7,382,023	$(781,353)
Mortgage backed securities	545,844	(51,673)	154,154	(34,914)	699,998	(86,587)
Municipal bonds	363,936	(29,924)	16,282	(3,436)	380,218	(33,360)
Commercial mortgage backed securities	598,392	(34,899)	445,175	(22,768)	1,043,567	(57,667)
U.S. government and government agencies	3,556,676	(197,259)	1,442,542	(145,704)	4,999,218	(342,963)
Non-U.S. government securities	1,702,973	(153,587)	541,652	(84,259)	2,244,625	(237,846)
Asset backed securities	1,148,220	(65,189)	512,376	(41,434)	1,660,596	(106,623)
Total	12,738,665	(925,643)	5,671,580	(720,756)	18,410,245	(1,646,399)
Short-term investments	236,735	(1,888)	—	—	236,735	(1,888)
Total	$12,975,400	$(927,531)	$5,671,580	$(720,756)	$18,646,980	$(1,648,287)

December 31, 2021
Fixed maturities:
Corporate bonds	$3,639,582	$(63,938)	$98,867	$(5,256)	$3,738,449	$(69,194)
Mortgage backed securities	222,176	(3,545)	46,809	(1,865)	268,985	(5,410)
Municipal bonds	26,665	(385)	16,361	(1,024)	43,026	(1,409)
Commercial mortgage backed securities	675,603	(2,805)	5,908	(312)	681,511	(3,117)
U.S. government and government agencies	4,211,621	(44,180)	33,373	(1,787)	4,244,994	(45,967)
Non-U.S. government securities	1,511,301	(31,983)	62,957	(2,766)	1,574,258	(34,749)
Asset backed securities	1,667,002	(9,853)	33,082	(1,255)	1,700,084	(11,108)
Total	11,953,950	(156,689)	297,357	(14,265)	12,251,307	(170,954)
Short-term investments	284,733	(590)	—	—	284,733	(590)
Total	$12,238,683	$(157,279)	$297,357	$(14,265)	$12,536,040	$(171,544)
At December 31, 2022, on a lot level basis, approximately 9,810 security lots out of a total of approximately 12,590 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $7.2 million. The Company believes that such securities were temporarily impaired at December 31, 2022. At December 31, 2021, on a lot level basis, approximately 4,700 security lots out of a total of approximately 10,240 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $1.1 million.

ARCH CAPITAL	137	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The contractual maturities of the Company’s fixed maturities are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2022		December 31, 2021
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$510,669	$536,962	$300,889	$299,772
Due after one year through five years	11,014,753	11,714,427	8,355,255	8,339,387
Due after five years through 10 years	3,984,497	4,527,447	4,689,155	4,684,393
Due after 10 years	403,387	479,546	505,758	493,927
	15,913,306	17,258,382	13,851,057	13,817,479
Mortgage backed securities	795,391	877,043	408,477	411,110
Commercial mortgage backed securities	1,047,275	1,107,749	1,046,484	1,047,867
Asset backed securities	1,926,817	2,038,689	2,692,091	2,697,367
Total	$19,682,789	$21,281,863	$17,998,109	$17,973,823

Equity Securities, at Fair Value
At December 31, 2022, the Company held $860.0 million of equity securities, at fair value, compared to $1.8 billion at December 31, 2021.
Net Investment Income
The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2022	2021	2020
Fixed maturities	$468,659	$330,061	$412,481
Term loans	2,038	34,843	84,149
Equity securities	22,497	42,396	28,958
Short-term investments	29,519	6,928	10,840
Other (1)	44,609	62,895	72,395
Gross investment income	567,322	477,123	608,823
Investment expenses	(70,775)	(88,005)	(89,215)
Net investment income	$496,547	$389,118	$519,608
(1)    Includes income distributions from investment funds and other items

Net Realized Gains (Losses)

Net realized gains (losses) were as follows:

	Year Ended December 31,
	2022	2021	2020
Available for sale securities:
Gross gains on investment sales	$81,161	$313,886	$595,941
Gross losses on investment sales	(317,150)	(156,791)	(117,282)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(70,951)	7,953	15,881
Other investments	(19,498)	116,781	13,656
Equity securities	(4,520)	13,028	14,629
Short-term investments	(3,012)	601	2,279
Equity securities, at fair value :
Net realized gains (losses) on securities sold	74,922	122,606	26,849
Net unrealized gains (losses) on equity securities still held at reporting date	(267,927)	48,746	102,394
Allowance for credit losses:
Investments related	(43,909)	(2,100)	(3,597)
Underwriting related	(13,274)	1,062	(10,007)
Net impairment losses	—	—	(533)
Derivative instruments (1)	(75,023)	(32,390)	179,675
Other (2)	(3,553)	(53,537)	3,575
Net realized gains (losses)	$(662,734)	$379,845	$823,460
(1)    See note 11, “Derivative Instruments” for information on the Company’s derivative instruments.
(2)    2021 period reflected $33.1 million of losses related to the Company’s deconsolidation of Somers.

ARCH CAPITAL	138	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Investments
The following table summarizes the Company’s other investments and other investable assets:

	December 31,
	2022	2021
Fixed maturities	$554,120	$416,698
Other investments	1,043,184	1,432,553
Short-term investments	33,101	97,806
Equity securities	13,792	26,493
Total other investments	$1,644,197	$1,973,550

The following table summarizes the Company’s other investments, as detailed in the previous table, by strategy:

	December 31,
	2022	2021
Lending	405,871	536,345
Investment grade fixed income	271,143	147,810
Term loan investments	163,941	484,950
Private equity	123,266	91,126
Energy	22,627	81,692
Credit related funds	56,336	70,278
Infrastructure	—	20,352
Total	$1,043,184	$1,432,553
Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	December 31,
	2022	2021
Credit related funds	$1,135,818	$1,022,334
Private equity	916,534	436,042
Real estate	535,238	396,395
Lending	531,339	376,649
Infrastructure	245,246	230,070
Equities	169,156	395,090
Fixed income	130,062	101,890
Energy	110,917	119,141
Total	$3,774,310	$3,077,611
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
Equity in Net Income (Loss) of Investments Accounted For Using the Equity Method
The Company recorded equity in net income related to investments accounted for using the equity method of $115.9 million for 2022, compared to $366.4 million for 2021 and $146.7 million for 2020. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds).
A summary of financial information for the Company’s investment funds and operating affiliates accounted for using the equity method is as follows:

	December 31,
	2022	2021
Invested assets	$74,960,738	$58,508,009
Total assets	88,062,991	69,648,905
Total liabilities	27,553,307	17,944,325
Net assets	$60,509,684	$51,704,580

	Year Ended December 31,
	2022	2021	2020
Total revenues	$12,305,082	$11,785,949	$5,762,098
Total expenses	5,374,047	3,238,606	1,656,029
Net income (loss)	$6,931,035	$8,547,343	$4,106,069
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

ARCH CAPITAL	139	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Limited Partnership Interests
In the normal course of its activities, the Company invests in limited partnerships as part of its overall investment strategy. Such amounts are included in ‘investments accounted for using the equity method’ and ‘investments accounted for using the fair value option.’ The Company determined that these limited partnership interests represented variable interests in the funds. The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company’s consolidated balance sheet and any unfunded commitment.
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet item:

	December 31,
	2022	2021
Investments accounted for using the equity method (1)	$3,774,310	$3,077,611
Investments accounted for using the fair value option (2)	130,466	170,595
Total	$3,904,776	$3,248,206
(1)     Aggregate unfunded commitments were $2.6 billion at December 31, 2022, consistent with $2.6 billion at December 31, 2021.
(2)    Aggregate unfunded commitments were $16.7 million at December 31, 2022, compared to $18.8 million at December 31, 2021.

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
In 2021, the Company completed the share purchase agreement with Natixis to purchase 29.5% of the common equity of Coface, a France-based leader in the global trade credit insurance market. The consideration paid was €9.95 per share, or an aggregate €453 million (approximately $546 million) including related fees. Income (loss) from operating affiliates reflected a one-time gain of $74.5 million realized from the acquisition. As a result of equity method accounting rules, approximately $36 million of additional gain was deferred and will generally be recognized over the next five years. As of December 31, 2022, the Company owned approximately 29.9% of the issued shares of Coface, or 30.1% excluding treasury shares, with a carrying value of $562.9 million, compared to $630.5 million at December 31, 2021.
In July 2021, the Company announced the completion of the previously disclosed acquisition of Somers by Greysbridge for a cash purchase price of $35.00 per common share.

Effective July 1, 2021, Somers is wholly owned by Greysbridge, and Greysbridge is owned 40% by the Company, 30% by certain investment funds managed by Kelso and 30% by certain investment funds managed by Warburg. At December 31, 2022 the Company’s carrying value in Greysbridge was $305.6 million, compared to $375.7 million at December 31, 2021. The Company’s carrying value in Greysbridge at December 31, 2021 reflected aggregate purchase price of $278.9 million along with income (loss) from operating affiliates, which included a one-time gain of $95.7 million recognized from the acquisition. In addition, the ‘net realized gains (losses)’ line on the Company’s consolidated statements of income included a $33.1 million loss as a result of deconsolidation of Somers in the Company’s financial statements following the close of the transaction. See note 12, “Variable Interest Entity and Noncontrolling Interests.”

The Company recorded income from operating affiliates of $73.9 million for 2022, compared to income of $264.7 million for 2021 and $16.8 million for 2020.

ARCH CAPITAL	140	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Expected Credit Losses
The following table provides a roll forward of the allowance for expected credit losses of the Company’s securities classified as available for sale:

Year Ended December 31, 2022	Structured Securities (1)	Municipal Bonds	Non-U.S. Government Securities	Corporate Bonds	Total
Balance at beginning of period	$802	$2	$82	$1,997	$2,883
Additions for current-period provision for expected credit losses	14,184	359	1,616	39,477	55,636
Additions (reductions) for previously recognized expected credit losses	(3,184)	(261)	275	(8,619)	(11,789)
Reductions due to disposals	(2,379)	—	(91)	(2,905)	(5,375)
Balance at end of period	$9,423	$100	$1,882	$29,950	$41,355

Year Ended December 31, 2021
Balance at beginning of period	$1,490	$11	$—	$896	$2,397
Additions for current-period provision for expected credit losses	602	—	82	2,858	3,542
Additions (reductions) for previously recognized expected credit losses	(847)	(9)	—	(402)	(1,258)
Reductions due to disposals (2)	(443)	—	—	(1,355)	(1,798)
Balance at end of period	$802	$2	$82	$1,997	$2,883
(1)    Includes asset backed securities, mortgage backed securities and commercial mortgage backed
(2)    Reduction for the 2021 periods primarily related to the Company’s deconsolidation of Somers.
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
The following table details the value of the Company’s restricted assets:

	December 31,
	2022	2021
Assets used for collateral or guarantees:
Affiliated transactions	$4,254,398	$4,223,955
Third party agreements	2,632,892	2,289,631
Deposits with U.S. regulatory authorities	776,342	798,100
Other (1)	1,037,848	938,046
Total restricted assets	$8,701,480	$8,249,732
(1) Primarily includes Funds at Lloyds, deposits with non-U.S. regulatory authorities and other restricted assets.
Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	December 31,
	2022	2021	2020
Cash	$855,118	$858,668	$906,448
Restricted cash (included in ‘other assets’)	418,210	456,103	384,096
Cash and restricted cash	$1,273,328	$1,314,771	$1,290,544

ARCH CAPITAL	141	2022 FORM 10-K

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
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $23.8 billion of financial assets and liabilities measured at fair value at December 31, 2022, approximately $12.6 million, or 0.1%, were priced using non-binding broker-dealer quotes. Of the $23.8 billion of financial assets and liabilities measured at fair value at December 31, 2021, approximately $7.7 million, or 0.0%, were priced using non-binding broker-dealer quotes.
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

ARCH CAPITAL	142	2022 FORM 10-K

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

ARCH CAPITAL	143	2022 FORM 10-K

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
Other liabilities
The Company’s other liabilities include contingent and deferred consideration liabilities related to the Company’s acquisitions. Contingent consideration liabilities are remeasured at fair value at each balance sheet date with changes in fair value recognized in ‘net realized gains (losses)’. To determine the fair value of contingent consideration liabilities, the Company estimates the future payments using an income approach based on modeled inputs which include a weighted average cost of capital. Deferred consideration liabilities are measured at fair value on the transaction date. The Company determined that contingent and deferred consideration liabilities would be included within Level 3.

ARCH CAPITAL	144	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2022:

		Fair Value Measurement Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$8,020,128	$—	$7,898,901	$121,227
Mortgage backed securities	795,391	—	795,391	—
Municipal bonds	419,166	—	419,166	—
Commercial mortgage backed securities	1,047,275	—	1,047,275	—
U.S. government and government agencies	5,161,193	5,144,467	16,726	—
Non-U.S. government securities	2,312,819	—	2,312,819	—
Asset backed securities	1,926,817	—	1,926,817	—
Total	19,682,789	5,144,467	14,417,095	121,227

Short-term investments	1,331,662	1,197,304	134,358	—

Equity securities, at fair value	859,969	828,513	28,042	3,414

Derivative instruments (2)	148,301	—	148,301	—

Residential mortgage loans	2,283	—	2,283	—

Fair value option:
Corporate bonds	542,755	—	542,755	—
Non-U.S. government bonds	4,315	—	4,315	—
Asset backed securities	1,652	—	1,652	—
U.S. government and government agencies	5,398	5,398	—	—
Short-term investments	33,101	699	32,402	—
Equity securities	13,792	9,619	—	4,173
Other investments	196,215	—	162,956	33,259
Other investments measured at net asset value (1)	846,969
Total	1,644,197	15,716	744,080	37,432

Total assets measured at fair value	$23,669,201	$7,186,000	$15,474,159	$162,073

Liabilities measured at fair value:
Contingent consideration liabilities	$(14,246)	$—	$—	$(14,246)
Derivative instruments (2)	(75,961)	—	(75,961)	—
Total liabilities measured at fair value	$(90,207)	$—	$(75,961)	$(14,246)
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
(2)    See note 11, “Derivative Instruments.”

ARCH CAPITAL	145	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2021:

		Fair Value Measurement Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$6,553,333	$—	$6,553,320	$13
Mortgage backed securities	408,477	—	408,477	—
Municipal bonds	404,666	—	404,666	—
Commercial mortgage backed securities	1,046,484	—	1,046,484	—
U.S. government and government agencies	4,772,764	4,744,517	28,247	—
Non-U.S. government securities	2,120,294	—	2,120,294	—
Asset backed securities	2,692,091	—	2,688,744	3,347
Total	17,998,109	4,744,517	13,250,232	3,360

Equity securities, at fair value	1,804,170	1,762,864	38,388	2,918

Short-term investments	1,734,716	1,052,822	681,894	—

Derivative instruments (2)	127,121	—	127,121	—

Residential mortgage loans	49,847	—	49,847	—

Fair value option:
Corporate bonds	388,546	—	388,546	—
Non-U.S. government bonds	23,785	—	23,785	—
Asset backed securities	4,367	—	4,367	—
U.S. government and government agencies	—	—	—	—
Short-term investments	97,806	528	97,278	—
Equity securities	26,493	21,745	—	4,748
Other investments	310,798	20,352	262,465	27,981
Other investments measured at net asset value (1)	1,121,755
Total	1,973,550	42,625	776,441	32,729

Total assets measured at fair value	$23,687,513	$7,602,828	$14,923,923	$39,007

Liabilities measured at fair value:
Contingent consideration liabilities	$(16,960)	$—	$—	$(16,960)
Derivative instruments (2)	(54,224)	—	(54,224)	—
Total liabilities measured at fair value	$(71,184)	$—	$(54,224)	$(16,960)
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
(2)    See note 11, “Derivative Instruments.”

ARCH CAPITAL	146	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2022 and 2021:

		Assets					Liabilities
	Available For Sale		Fair Value Option			Fair Value
	Structured Securities (1)	Corporate Bonds	Corporate Bonds	Other Investments	Equity Securities	Equity Securities	Other Liabilities
Year Ended December 31, 2022
Balance at beginning of year	$3,347	$13	$—	$27,981	$4,748	$2,918	$(16,960)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	(592)	352	—	(781)	(575)	(470)	(364)
Included in other comprehensive income	(1)	(1,095)	—	—	—	—	1,170
Purchases, issuances, sales and settlements
Purchases	—	150,013	—	12,381	—	969	—
Issuances	—	—	—	—	—	—	—
Sales	(2,051)	(5,363)	—	(3,339)	—	(3)	—
Settlements	(703)	(26,250)	—	(2,983)	—	—	1,908
Transfers in and/or out of Level 3	—	3,557	—	—	—	—	—
Balance at end of year	$—	$121,227	$—	$33,259	$4,173	$3,414	$(14,246)

Year Ended December 31, 2021
Balance at beginning of year	$3,426	$13	$985	$67,103	$68,988	$42,015	$(461)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	(135)	—	13	868	4,941	1,958	—
Included in other comprehensive income	133	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	13,213	—	5,718	(16,494)
Issuances	—	—	—	—	—	—	—
Sales (3)	—	—	(998)	(53,203)	(69,181)	(46,773)	—
Settlements	(77)	—	—	—	—	—	(5)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of year	$3,347	$13	$—	$27,981	$4,748	$2,918	$(16,960)
(1)    Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.
(2)    Gains or losses were included in net realized gains (losses).
(3)     Sales for the 2021 period primarily relates to the Company’s deconsolidation of Somers.

Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at December 31, 2022, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At December 31, 2022, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.4 billion. At December 31, 2021, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $3.3 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair value of the senior notes is classified within Level 2.
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

ARCH CAPITAL	147	2022 FORM 10-K

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
The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives (1)	Liability Derivatives (1)	Notional Value (2)
December 31, 2022
Futures contracts	$50,629	$(16,963)	$3,138,446
Foreign currency forward contracts	38,891	(35,446)	1,136,126
Other	58,781	(23,552)	3,591,793
Total	$148,301	$(75,961)

December 31, 2021
Futures contracts	$34,999	$(9,808)	$2,826,564
Foreign currency forward contracts	7,734	(11,390)	915,962
TBAs	11,227	—	11,227
Other	73,161	(33,026)	3,736,773
Total	$127,121	$(54,224)

(1)    The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’
(2)    Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.

The Company did not hold any derivatives which were designated as hedging instruments at December 31, 2022 or 2021.
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
At December 31, 2022, $147.4 million and $73.2 million, respectively, of asset derivatives and liability derivatives were subject to a master netting agreement compared to $122.3 million and $53.9 million, respectively, at December 31, 2021. The remaining derivatives included in the table above were not subject to a master netting agreement.

ARCH CAPITAL	148	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as hedging instruments	Year Ended December 31,
	2022	2021	2020
Net realized gains (losses):
Futures contracts	$(86,634)	$(15,262)	$114,987
Foreign currency forward contracts	6,144	(39,755)	49,974
TBAs	(51)	(233)	1,129
Other	5,518	22,860	13,585
Total	$(75,023)	$(32,390)	$179,675
12. Variable Interest Entity and Noncontrolling Interests

Somers Holdings Ltd.
In March 2014, the Company invested $100.0 million and acquired 2,500,000 common shares of Somers. Somers was considered a VIE and the Company concluded that it was the primary beneficiary of Somers. In the 2020 fourth quarter, Arch Capital, Somers and Greysbridge, a wholly-owned subsidiary of Arch Capital, entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”). The merger and the related Greysbridge equity financing closed on July 1, 2021. Effective July 1, 2021, Somers is wholly owned by Greysbridge, and Greysbridge is owned 40% by the Company, 30% by certain investment funds managed by Kelso and 30% by certain investment funds managed by Warburg. Based on the governing documents of Greysbridge, the Company concluded that, while it retains significant influence over Somers, Somers no longer constitutes a variable interest entity. Accordingly, effective July 1, 2021, the Company no longer consolidates the results of Somers in its consolidated financial statements and footnotes. The Company classifies its investment as ‘investments in operating affiliates’ on the Company’s balance sheets and is accounted for under the equity method.
The following table summarizes Somers’ cash flow from operating, investing and financing activities.

	Year Ended December 31,
	2022	2021	2020
Total cash provided by (used for):
Operating activities	—	46,991	181,736
Investing activities	—	96,325	258,589
Financing activities	—	(2,042)	(335,776)
Non-redeemable noncontrolling interests
The following table sets forth activity in the non-redeemable noncontrolling interests:

	December 31,
	2022	2021
Balance, beginning of year	$—	$823,007
Impact of deconsolidation of Somers	—	(918,874)
Additional paid in capital attributable to noncontrolling interests	—	22,113
Amounts attributable to noncontrolling interests	—	78,314
Other comprehensive (income) loss attributable to noncontrolling interests	—	(4,560)
Balance, end of year	$—	$—
Redeemable noncontrolling interests
The following table sets forth activity in the redeemable noncontrolling interests:

	December 31,
	2022	2021	2020
Balance, beginning of year	$9,233	$58,548	$55,404
Impact of deconsolidation of Somers	—	(48,919)	—
Other	1,596	(396)	3,144
Balance, end of year	$10,829	$9,233	$58,548
The portion of income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests’ as summarized in the table below:

	December 31,
	2022	2021	2020
Amounts attributable to non-redeemable noncontrolling interests	$—	$(78,314)	$(53,076)
Amounts attributable to redeemable noncontrolling interests	(5,490)	(4,299)	(7,114)
Net (income) loss attributable to noncontrolling interests	$(5,490)	$(82,613)	$(60,190)

ARCH CAPITAL	149	2022 FORM 10-K

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

		December 31, 2022					December 31, 2021
		Maximum Exposure to Loss					Maximum Exposure to Loss
Bellemeade Entities (Issue Date)	Total VIE Assets	On-Balance Sheet (Asset) Liability	Off-Balance Sheet	Total	Coverage Remaining from Reinsurers (1)	Total VIE Assets	On-Balance Sheet (Asset) Liability	Off-Balance Sheet	Total

2017-1 Ltd. (Oct-17)	$36,679	$(6)	$14	$8	$—	$108,368	$(159)	$424	$265
2018-1 Ltd. (Apr-18)	89,698	(153)	508	355	—	181,136	(528)	1,268	740
2018-3 Ltd. (Oct-18)	199,237	(250)	771	521	—	302,563	(1,018)	2,496	1,478
2019-1 Ltd. (Mar-19)	107,880	(48)	593	545	—	181,324	(380)	5,807	5,427
2019-2 Ltd. (Apr-19)	325,462	(206)	4,356	4,150	—	398,316	(515)	3,998	3,483
2019-3 Ltd. (Jul-19)	222,977	(104)	1,229	1,125	—	409,859	(584)	3,190	2,606
2019-4 Ltd. (Oct-19)	266,124	(142)	3,640	3,498	—	411,954	(462)	4,759	4,297
2020-2 Ltd. (Sep-20)	105,110	(8)	492	484	—	217,766	(177)	1,984	1,807
2020-3 Ltd. (Nov-20)	243,891	53	2,872	2,925	7,079	348,818	(128)	5,793	5,665
2020-4 Ltd. (Dec-20)	97,563	32	642	674	4,165	176,826	(50)	1,630	1,580
2021-1 Ltd. (Mar-21)	467,469	239	2,743	2,982	35,798	568,986	(303)	3,283	2,980
2021-2 Ltd. (Jun-21)	458,362	581	2,855	3,436	77,099	522,807	281	4,124	4,405
2021-3 Ltd. (Sep-21)	489,927	217	2,704	2,921	127,032	507,873	(411)	3,446	3,035
2022-1 Ltd. (Jan-22)	283,500	399	1,765	2,164	33,260
2022-2 Ltd. (Sep-22)	201,005	1,172	1,616	2,788	126,160
Total	$3,594,884	$1,776	$26,800	$28,576	$410,593	$4,336,596	$(4,434)	$42,202	$37,768
(1) Coverage from a separate panel of reinsurers remaining at December 31, 2022.

ARCH CAPITAL	150	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.     Other Comprehensive Income (Loss)

The following table presents the changes in each component of AOCI, net of noncontrolling interests:

	Unrealized Appreciation on Available-For-Sale Investments	Foreign Currency Translation Adjustments	Total
Year Ended December 31, 2022
Beginning balance	$13,486	$(78,086)	$(64,600)
Other comprehensive income (loss) before reclassifications	(1,772,649)	(56,720)	(1,829,369)
Amounts reclassified from accumulated other comprehensive income	247,799	—	247,799
Net current period other comprehensive income (loss)	(1,524,850)	(56,720)	(1,581,570)
Ending balance	$(1,511,364)	$(134,806)	$(1,646,170)

Year Ended December 31, 2021
Beginning balance	$501,295	$(12,400)	$488,895
Other comprehensive income (loss) before reclassifications	(371,741)	(65,686)	(437,427)
Amounts reclassified from accumulated other comprehensive income	(116,068)	—	(116,068)
Net current period other comprehensive income (loss)	(487,809)	(65,686)	(553,495)
Ending balance	$13,486	$(78,086)	$(64,600)

Year Ended December 31, 2020
Beginning balance	$258,486	$(46,395)	$212,091
Other comprehensive income (loss) before reclassifications	668,996	33,995	702,991
Amounts reclassified from accumulated other comprehensive income	(426,187)	—	(426,187)
Net current period other comprehensive income (loss)	242,809	33,995	276,804
Ending balance	$501,295	$(12,400)	$488,895
The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

	Consolidated Statement of Income	Amounts Reclassified from AOCI
Details About	Line Item That Includes	Year Ended December 31,
AOCI Components	Reclassification	2022	2021	2020
Unrealized appreciation on available-for-sale investments
	Net realized gains (losses)	$(235,989)	$157,095	$478,659
	Provision for credit losses	(43,909)	(2,099)	(3,597)
	Other-than-temporary impairment losses	—	—	(533)
	Total before tax	(279,898)	154,996	474,529
	Income tax (expense) benefit	32,099	(38,928)	(48,342)
	Net of tax	$(247,799)	$116,068	$426,187

ARCH CAPITAL	151	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Following are the related tax effects allocated to each component of other comprehensive income (loss):

	Before Tax	Tax Expense	Net of Tax
	Amount	(Benefit)	Amount
Year Ended December 31, 2022
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(2,010,443)	$(237,794)	$(1,772,649)
Less reclassification of net realized gains (losses) included in net income	(279,898)	(32,099)	(247,799)
Foreign currency translation adjustments	(56,554)	166	(56,720)
Other comprehensive income (loss)	$(1,787,099)	$(205,529)	$(1,581,570)

Year Ended December 31, 2021
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(406,774)	$(19,845)	$(386,929)
Less reclassification of net realized gains (losses) included in net income	154,996	38,928	116,068
Foreign currency translation adjustments	(64,423)	59	(64,482)
Other comprehensive income (loss)	$(626,193)	$(58,714)	$(567,479)

Year Ended December 31, 2020
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$754,572	$75,855	$678,717
Less reclassification of net realized gains (losses) included in net income	474,529	48,342	426,187
Foreign currency translation adjustments	33,706	370	33,336
Other comprehensive income (loss)	$313,749	$27,883	$285,866

ARCH CAPITAL	152	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.    Earnings Per Common Share

The calculation of basic earnings per common share is computed by dividing income available to Arch common shareholders by the weighted average number of Common Shares and common share equivalents outstanding. The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income	$1,482,423	$2,239,462	$1,465,711
Amounts attributable to noncontrolling interests	(5,490)	(82,613)	(60,190)
Net income available to Arch	1,476,933	2,156,849	1,405,521
Preferred dividends	(40,736)	(48,343)	(41,612)
Loss on redemption of preferred shares	—	(15,101)	—
Net income available to Arch common shareholders	$1,436,197	$2,093,405	$1,363,909

Denominator:
Weighted average common shares outstanding	368,612,197	391,748,715	403,062,179
Effect of dilutive common share equivalents:
Nonvested restricted shares	2,103,036	1,996,524	1,682,309
Stock options (1)	6,894,534	6,600,697	5,514,967
Weighted average common shares and common share equivalents outstanding – diluted	377,609,767	400,345,936	410,259,455

Earnings per common share:
Basic	$3.90	$5.34	$3.38
Diluted	$3.80	$5.23	$3.32
(1)    Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For 2022, 2021 and 2020, the number of stock options excluded were 798,053, 2,398,608 and 2,249,821, respectively.
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
Arch Capital and its non-U.S. subsidiaries will be subject to U.S. federal income tax only to the extent that they derive U.S. source income that is subject to U.S. withholding tax, or income that is effectively connected with the conduct of a trade or business within the U.S. and is not exempt from U.S.
tax under an applicable income tax treaty with the U.S., or because a non-U.S. subsidiary has elected to be treated as a U.S. taxpayer. Arch Capital and its non-U.S. subsidiaries will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. payors (subject to reduction by any applicable income tax treaty). Arch Capital and its non-U.S. subsidiaries intend to conduct their operations in a manner that will not cause them to be treated as engaged in a trade or business in the United States and, therefore, will not be required to pay U.S. federal income taxes (other than U.S. excise taxes on insurance and reinsurance premium and withholding taxes on dividends and certain other U.S. source investment income). However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that Arch Capital, or its non-U.S. subsidiaries that do not elect to become U.S. taxpayers, are engaged in a trade or business in the United States. If Arch Capital or any of its non-U.S. subsidiaries were subject to U.S. income tax, Arch Capital’s shareholders’ equity and earnings could be materially adversely affected. Arch Capital has subsidiaries and branches that operate in various jurisdictions around the world that are subject to tax in the jurisdictions in which they

ARCH CAPITAL	153	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
operate. The significant jurisdictions in which Arch Capital’s subsidiaries and branches are subject to tax are the United States, United Kingdom, Ireland, Canada, Switzerland, Australia and Denmark.
The components of income taxes attributable to operations were as follows:

	Year Ended December 31,
	2022	2021	2020
Current expense (benefit):
United States	$195,588	$284,274	$181,571
Non-U.S.	5,628	11,259	16,091
	201,216	295,533	197,662
Deferred expense (benefit):
United States	(96,599)	(123,261)	(89,170)
Non-U.S.	(24,656)	(43,690)	3,346
	(121,255)	(166,951)	(85,824)
Income tax expense	$79,961	$128,582	$111,838
The Company’s income or loss before income taxes was earned in the following jurisdictions:

	Year Ended December 31,
	2022	2021	2020
Income (Loss) Before Income Taxes:
Bermuda	$985,828	$1,518,616	$1,114,117
United States	400,865	643,239	409,893
Other	175,691	206,187	53,539
Total	$1,562,384	$2,368,042	$1,577,549
The expected tax provision computed on pre-tax income or loss at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The 2022 applicable statutory tax rates by jurisdiction were as follows: Bermuda (0.0%), United States (21.0%), United Kingdom (19.0%), Ireland (12.5%), Denmark (22.0%), Canada (26.5%), Gibraltar (12.5%), Australia (30.0%), Hong Kong (16.5%) and the Netherlands (25.8%).
A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate follows:

	Year Ended December 31,
	2022	2021	2020
Expected income tax expense (benefit) computed on pre-tax income at weighted average income tax rate	$110,337	$158,269	$111,947
Addition (reduction) in income tax expense (benefit) resulting from:
Investment income	(12,762)	(23,572)	(1,824)
State taxes, net of U.S. federal tax benefit	10,650	20,978	5,027
Dividend withholding taxes	10,559	12,211	7,105
Change in valuation allowance	(22,726)	(40,425)	13,190
Base eroding tax	7,694	—	—
Share based compensation	(9,159)	(5,339)	(2,533)
Tax credits	(9,736)	—	—
Intercompany loan write-off	(3,544)	—	(22,083)
Other	(1,352)	6,460	1,009
Income tax expense (benefit)	$79,961	$128,582	$111,838
The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period in which such change is enacted.
Deferred income tax assets and liabilities reflect temporary differences based on enacted tax rates between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.

ARCH CAPITAL	154	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31,
	2022	2021
Deferred income tax assets:
Net operating loss	$76,665	$87,960
Discounting of net loss reserves	77,556	72,001
Net unearned premium reserve	96,581	75,483
Compensation liabilities	55,269	28,062
Foreign tax credit carryforward	16,738	20,058
Bad debt reserves	17,365	10,252
Depreciation and amortization	141,409	115,041
Lease liability	26,681	21,453
Net unrealized decline of investments	192,949	—
Lloyds year of account deferral	1,385	—
Other, net	14,450	703
Deferred tax assets before valuation allowance	717,048	431,013
Valuation allowance	(6,968)	(43,953)
Deferred tax assets net of valuation allowance	710,080	387,060
Deferred income tax liabilities:
Deposit accounting liability	(2,658)	(1,578)
Goodwill and intangibles	(38,905)	(70,549)
Lloyds year of account deferral	—	(12,514)
Contingency reserve	(43,870)	(49,486)
Deferred policy acquisition costs	(63,708)	(25,612)
Investment related	(9,225)	(7,492)
Net unrealized appreciation of investments	—	(8,377)
Right-of-use asset	(20,781)	(17,406)
Total deferred tax liabilities	(179,147)	(193,014)
Net deferred income tax assets	$530,933	$194,046
The Company provides a valuation allowance to reduce the net value of certain deferred tax assets to an amount which management expects to more likely than not be realized. As of December 31, 2022, the Company’s valuation allowance was $7.0 million, compared to $44.0 million at December 31, 2021. The valuation allowance at December 31, 2022, was primarily attributable to valuation allowances on the Company’s Ireland and Hong Kong operations and certain other deferred tax assets relating to tax attributes that have a limited use.
At December 31, 2022, the Company’s net operating loss carryforwards and tax credits were as follows:

	Year Ended December 31,
	2022	Expiration
Operating Loss Carryforwards
United Kingdom	$198,571	No expiration
Ireland	61,685	No expiration
Australia	32,333	No expiration
Hong Kong	28,080	No expiration
Netherlands	60	No expiration
United States (1)	23,766	2029 - 2038

Tax Credits
U.K. foreign tax credits	13,907	No expiration
U.S. foreign tax credits	2,830	2029 - 2032
(1) On January 30, 2014, the Company’s U.S. mortgage operations underwent an ownership change for U.S. federal income tax purposes as a result of the Company’s acquisition of the CMG Entities. As a result of this ownership change, a limitation has been imposed upon the utilization of approximately $7.0 million of the Company’s existing U.S. net operating loss carryforwards. Utilization is limited to approximately $0.6 million per year in accordance with Section 382 of the Internal Revenue Code of 1986 as amended (“the Code”).
The Company’s U.S. mortgage operations are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the Code for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that the Company purchases non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the U.S. Treasury Department in an amount equal to the tax benefit derived from deducting any portion of the statutory contingency reserves. T&L Bonds are reflected in ‘other assets’ on the Company’s balance sheet and totaled approximately $12.4 million at December 31, 2022, compared to $31.6 million at December 31, 2021.
Deferred income tax liabilities have not been accrued with respect to the undistributed earnings of the Company's U.S., U.K. and Ireland subsidiaries as it is the Company’s intention that all such earnings will be indefinitely reinvested. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding tax in the jurisdiction of the paying entity. The Company no longer intends to indefinitely reinvest earnings from the Company's Canada subsidiary, however, no income or withholding taxes have been accrued as the Canada subsidiary does not have positive cumulative earnings and profits and therefore a distribution from this particular subsidiary would not be subject to income taxes or withholding taxes. Potential tax implications of repatriation from the Company’s unremitted earnings that are indefinitely reinvested are driven by facts at the time of distribution. Therefore, it is not practicable to estimate the income tax liabilities that might be incurred if

ARCH CAPITAL	155	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
such earnings were remitted. Distributions from the U.K. or Ireland would not be subject to withholding tax and no deferred income tax liability would need to be accrued.
The Company recognizes interest and penalties relating to unrecognized tax benefits in the provision for income taxes. As of December 31, 2022, the Company’s total unrecognized tax benefits, including interest and penalties, were $2.0 million. If recognized, the full amount of the unrecognized tax benefit would impact the consolidated effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2022	2021
Balance at beginning of year	$2,008	$2,008
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Balance at end of year	$2,008	$2,008
The Company, its subsidiaries and branches file income tax returns in various federal, state and local jurisdictions. The following table details open tax years that are potentially subject to examination by local tax authorities, in the following major jurisdictions:

Jurisdiction	Tax Years
United States	2015-2022
United Kingdom	2020-2022
Ireland	2018-2022
Canada	2018-2022
Switzerland	2018-2022
Denmark	2018-2022
Australia	2018-2022
As of December 31, 2022, the Company’s current income tax payable (included in “Other liabilities”) was $40.6 million.
Inflation Reduction Act of 2022.
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

16.    Transactions with Related Parties

In 2017, the Company acquired approximately 25% of Premia Holdings Ltd. Premia Holdings Ltd. is the parent of Premia Reinsurance Ltd., a multi-line Bermuda reinsurance company (together with Premia Holdings Ltd., “Premia”). Premia’s strategy is to reinsure or acquire companies or reserve portfolios in the non-life property and casualty insurance and reinsurance run-off market. Arch Re Bermuda and certain Arch co-investors invested $100.0 million and acquired approximately 25% of Premia as well as warrants to purchase additional common equity. Arch has appointed two directors to serve on the seven person board of directors of Premia. Arch Re Bermuda is providing a 25% quota share reinsurance treaty on certain business written by Premia. During 2022, Arch Re Bermuda entered into certain reinsurance transactions with Premia which generated net premiums written and earned of $121.1 million and $119.9 million, respectively, compared to $40.4 million of net premiums written and earned in 2021. At December 31, 2022, Arch Re Bermuda recorded a funds held asset from Premia of $118.7 million, compared to $53.5 million at December 31, 2021.
In the 2021 first quarter, as part of the Company’s acquisition of Barbican, the Company entered into an agreement with Premia Managing Agency Limited for the reinsurance to close of Syndicate 1955’s 2018 underwriting year of account into Premia Syndicate 1884’s 2021 underwriting year of account. The reinsurance to close covers legacy business underwritten by Syndicate 1955 on the underwriting 2018 and prior years of account and under the agreement, approximately $380 million of net liabilities was transferred to Syndicate 1884, with an effective date of January 1, 2021. The Company had no reinsurance recoverable on unpaid and paid losses or funds held liability at December 31, 2022 and December 31, 2021.
In July 2021, following consummation of the Merger Agreement and the related Greysbridge equity financing, pursuant to which Somers became wholly owned by Greysbridge, and Greysbridge is owned 40% by the Company, 30% by certain funds managed by Kelso and 30% by certain funds managed by Warburg. During the 2022 and 2021 period, the Company entered into certain reinsurance transactions with Somers. The Company’s net premiums written was reduced by $519.4 million and $379.1 million, for the 2022 and 2021 periods, respectively (which included reinsurance transactions as well as those entered into in conjunction with the Merger Agreement). In addition, Somers paid certain acquisition costs and administrative fees to the Company. At December 31, 2022, the Company recorded a reinsurance recoverable on unpaid and paid losses from Somers of $1.2 billion and a reinsurance balance payable to Somers of $413.8 million. At December 31, 2021,

ARCH CAPITAL	156	2022 FORM 10-K

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
As of December 31, 2022, the Company owns $35.0 million in aggregate principal amount of Somers 6.5% senior notes, due July 2, 2029.
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
Additional information regarding the Company’s operating leases is as follows:

	December 31,
	2022	2021
Operating lease costs	$33,571	$31,691
Sublease income (1)	$(988)	$—
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$26,051	$32,094
Right-of-use assets obtained in exchange for new lease liabilities	$42,841	$22,686
Right-of-use assets (2)	$123,083	$106,836
Operating lease liability (2)	$151,890	$126,711
Weighted average discount rate	4.2%	3.9%
Weighted average remaining lease term	6.6 years	5.9 years
(1)    The sublease income primarily relates to office property in Raleigh, North Carolina.
(2)    The right-of-use assets are included in ‘other assets’ while the operating lease liability is included in ‘other liabilities.’

The following table presents the contractual maturities of the Company's operating lease liabilities at December 31, 2022:

Years Ending December 31,
2023	$31,861
2024	30,091
2025	24,651
2026	21,939
2027	17,859
2028 and thereafter	48,522
Total undiscounted lease liability	$174,923
Less: present value adjustment	(23,033)
Operating lease liability	$151,890

Rental expense was approximately $38.9 million, $39.1 million and $37.4 million for 2022, 2021 and 2020, respectively.
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

ARCH CAPITAL	157	2022 FORM 10-K

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

Broker	Year Ended December 31,
	2022	2021	2020
Marsh & McLennan Companies and its subsidiaries	17.3%	18.3%	13.3%
Aon Corporation and its subsidiaries	13.8%	12.2%	12.0%
No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2022, 2021 and 2020.
The Company’s available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments in any entity in excess of 10% of the Company’s shareholders’ equity at December 31, 2022 other than investments issued or guaranteed by the United States government or its agencies.
Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $2.9 billion and $3.0 billion at December 31, 2022 and 2021, respectively.
Purchase Obligations
The Company has also entered into certain agreements which commit the Company to purchase goods or services, primarily related to software and computerized systems. Such purchase obligations were approximately $150.1 million and $114.1 million at December 31, 2022 and 2021, respectively.
Employment and Other Arrangements
At December 31, 2022, the Company has entered into employment agreements with certain of its executive officers. Such employment arrangements provide for compensation in the form of base salary, annual bonus, share-based awards, participation in the Company’s employee benefit programs and the reimbursements of expenses.
19.    Debt and Financing Arrangements

The Company’s senior notes payable at December 31, 2022 and 2021 were as follows:

			Carrying Amount at
	Interest	Principal	December 31,
	(Fixed)	Amount	2022	2021
2034 notes (1)	7.350%	300,000	297,618	297,488
2043 notes (2)	5.144%	500,000	495,188	495,063
2026 notes (3)	4.011%	500,000	498,073	497,633
2046 notes (4)	5.031%	450,000	445,582	445,490
2050 notes (5)	3.635%	1,000,000	988,949	988,720
		$2,750,000	$2,725,410	$2,724,394
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

ARCH CAPITAL	158	2022 FORM 10-K

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
Letter of Credit and Revolving Credit Facilities
In the normal course of its operations, the Company enters into agreements with financial institutions to obtain secured and unsecured credit facilities. On April 7, 2022, Arch Capital and certain of its subsidiaries amended its existing credit agreement into a $925.0 million facility (the “Credit Facility”) with a syndication of lenders. The Credit Facility, as amended, consists of a $425.0 million secured facility for letters of credit (the “Secured Facility”) and a $500.0 million unsecured facility for revolving loans and letters of credit (the “Unsecured Facility”). Obligations of each borrower under the Secured Facility for letters of credit are secured by cash and eligible securities of such borrower held in collateral accounts. Commitments under the Credit Facility may be increased up to, but not exceeding, an aggregate of $1.25 billion. Arch Capital has a one-time option to convert any or all outstanding revolving loans of Arch Capital and/or Arch-U.S. to term loans with the same terms as the revolving loans except that any prepayments may not be re-borrowed. Arch-U.S. guarantees the obligations of Arch Capital, and Arch Capital guarantees the obligations of Arch-U.S. Borrowings of revolving loans may be made at a variable rate based on SOFR. Secured letters of credit are available for issuance on behalf of certain Arch Capital subsidiaries. At December 31, 2022, the Secured Facility had $323.1 million of letters of credit outstanding and remaining capacity of $101.9 million, and the Unsecured Facility had no outstanding revolving loans or letters of credit, with remaining capacity of $500.0 million.
The Credit Facility contains certain restrictive and maintenance covenants customary for facilities of this type, including restrictions on indebtedness, minimum consolidated tangible net worth, maximum leverage levels and minimum financial strength ratings. Arch Capital and its subsidiaries which are party to the agreement were in compliance with all covenants contained therein at December 31, 2022.
Commitments under the Credit Facility will expire on December 17, 2024, and all loans then outstanding must be repaid. Letters of credit issued under the Unsecured Facility will not have an expiration date later than December 17, 2025.
In addition, certain of Arch Capital’s subsidiaries had outstanding secured and unsecured letters of credit through other facilities of $24.6 million and $400.0 million respectively, which were issued in the normal course of business (“LOC Facilities”). The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which certain of Arch Capital’s subsidiaries has entered into reinsurance arrangements. This is required to ensure that such counterparties are permitted to take credit for reinsurance obtained in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of business and the loss experience of such business.
When issued, all secured letters of credit are secured by a portion of the investment portfolio. At December 31, 2022, these letters of credit were secured by investments with a fair value of $465.2 million. The Company had no outstanding revolving credit agreement borrowings at December 31, 2022 and 2021.

ARCH CAPITAL	159	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Federal Home Loan Bank Membership
Certain subsidiaries of the Company are members of Federal Home Loan Banks (“FHLBs”). Members may borrow from the FHLBs at competitive rates subject to certain conditions. Conditions include maintaining sufficient collateral deposits for funding and a requirement to hold stock in the FHLBs related to both membership and outstanding advances. At December 31, 2022 the Company had no advances outstanding under the FHLB program, compared to $80.0 million of advances outstanding under the FHLB program, which was secured by investments with a fair value of $80.2 million at December 31, 2021. Advances outstanding under the FHLB program are included in ‘other liabilities’ on the Company’s balance sheet.
20.    Goodwill and Intangible Assets

The following table shows an analysis of goodwill and intangible assets:

	Goodwill	Intangible assets (indefinite life)	Intangible assets (finite life)	Total
Net balance at Dec. 31, 2020	$314,629	$79,219	$299,015	$692,863
Acquisitions (1)	31,677	—	318,459	350,136
Amortization	—	—	(82,955)	(82,955)
Impact of deconsolidation of Somers (2)	—	(7,650)	—	(7,650)
Foreign currency movements and other adjustments	(1,441)	(212)	(5,758)	(7,411)
Net balance at Dec. 31, 2021	344,865	71,357	528,761	944,983
Acquisitions (1)	8,389	—	—	8,389
Amortization	—	—	(106,200)	(106,200)
Foreign currency movements and other adjustments	(11,181)	(2,576)	(29,126)	(42,883)
Net balance at Dec. 31, 2022	$342,073	$68,781	$393,435	$804,289

Gross balance at Dec. 31, 2022	$351,231	$70,246	$1,102,298	$1,523,775
Accumulated amortization	—	—	(678,020)	(678,020)
Foreign currency movements and other adjustments	(9,158)	(1,465)	(30,843)	(41,466)
Net balance at Dec. 31, 2022	$342,073	$68,781	$393,435	$804,289
(1)    See note 2, “Acquisitions.”
(2)    See note 12, “Variable Interest Entity and Noncontrolling Interests.”
The following table presents the components of goodwill and intangible assets:

	Gross Balance	Accumulated Amortization	Foreign Currency Translation Adjustment and Other	Net Balance
Dec. 31, 2022
Acquired insurance contracts	$451,505	$(426,202)	$339	$25,642
Operating platform	52,674	(50,302)	2	2,374
Distribution relationships	602,518	(207,908)	(31,110)	363,500
Goodwill	351,231	—	(9,158)	342,073
Insurance licenses	48,331	—	—	48,331
Syndicate capacity	21,915	—	(1,465)	20,450
Unfavorable service contract	(9,533)	9,533	—	—
Other	5,134	(3,141)	(74)	1,919
Total	$1,523,775	$(678,020)	$(41,466)	$804,289

Dec. 31, 2021
Acquired insurance contracts	$451,505	$(409,592)	$339	$42,252
Operating platform	52,674	(48,838)	56	3,892
Distribution relationships	602,518	(120,302)	(2,207)	480,009
Goodwill	342,842	—	2,023	344,865
Insurance licenses	48,331	—	—	48,331
Syndicate capacity	21,915	—	1,111	23,026
Unfavorable service contract	(9,533)	9,435	—	(98)
Other	5,134	(2,542)	114	2,706
Total	$1,515,386	$(571,839)	$1,436	$944,983
The estimated remaining amortization expense for the Company’s intangible assets with finite lives is as follows:

2023	$91,605
2024	73,366
2025	41,060
2026	32,091
2027	29,268
2028 and thereafter	126,045
Total	$393,435
The estimated remaining useful lives of these assets range from one to fourteen years at December 31, 2022.

ARCH CAPITAL	160	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21.    Shareholders’ Equity

Authorized and Issued
The authorized share capital of Arch Capital consists of 1.8 billion Common Shares, par value of $0.0011 per share, and 50 million Preferred Shares, par value of $0.01 per share.
Common Shares
The following table presents a roll-forward of changes in Arch Capital’s issued and outstanding Common Shares:

	Year Ended December 31,
	2022	2021	2020
Common Shares:
Shares issued and outstanding, beginning of year	583,289,850	579,000,841	574,617,195
Shares issued (1)	3,517,399	2,669,229	2,646,164
Restricted shares issued, net of cancellations	1,443,513	1,619,780	1,737,482
Shares issued and outstanding, end of year	588,250,762	583,289,850	579,000,841
Common shares in treasury, end of year	(217,904,765)	(204,365,956)	(172,280,199)
Shares issued and outstanding, end of year	370,345,997	378,923,894	406,720,642
(1)    Includes shares issued from the exercise of stock options and stock appreciation rights, the vesting of restricted share units and shares issued from the employee share purchase plan.
Share Repurchase Program
The Board of Directors of Arch Capital (the “Board”) has authorized the investment in Arch Capital’s common shares through a share repurchase program. At December 31, 2022, $1.0 billion of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 31, 2024. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.
Repurchases of Arch Capital’s common shares in connection with the share repurchase plan and other share-based transactions were held in the treasury under the cost method, and the cost of the common shares acquired is included in ‘Common shares held in treasury, at cost.’ At December 31, 2022, Arch Capital held 217.9 million shares for an aggregate cost of $4.4 billion in treasury, at cost.
The Company’s repurchases under the share repurchase program were as follows:

	Year Ended December 31,
	2022	2021	2020
Aggregate cost of shares repurchased	$585,823	$1,234,294	$83,472
Shares repurchased	12,891,405	31,486,830	2,850,102
Average price per share repurchased	$45.44	$39.20	$29.29
Since the inception of the share repurchase program through December 31, 2022, Arch Capital has repurchased approximately 433.6 million common shares for an aggregate purchase price of $5.9 billion.
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

Holders of Series G Preferred Shares will be entitled to receive dividend payments only when, as and if declared by the Board or a duly authorized committee of the Board. Any such dividends will be payable from, and including, the date of original issue on a noncumulative basis, quarterly in arrears on the last day of March, June, September and December of each year, at an annual rate of 4.55%. Dividends on the Series G Preferred Shares are not cumulative. The Company will be restricted from paying dividends on or repurchasing its common shares unless certain dividend payments are made on the Series G Preferred Shares. The Company may not declare or pay a dividend on the Series G Preferred Shares under certain circumstances, including if the Company is or, after giving effect to such payment, would be in breach of applicable individual or group solvency and liquidity requirements or applicable individual or group enhanced capital requirements (“ECR”). The Series G Preferred Shares may not be redeemed at any time if the ECR would be breached immediately before or after giving effect to such redemption, unless the Company replaces the capital represented by preference shares to be redeemed with capital having equal or better capital treatment.

ARCH CAPITAL	161	2022 FORM 10-K

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
Holders of Series F Preferred Shares will be entitled to receive dividend payments only when, as and if declared by the Board or a duly authorized committee of the board. Any such dividends will be payable from, and including, the date of original issue on a noncumulative basis, quarterly in arrears on the last day of March, June, September and December of each year, at an annual rate of 5.45%. Dividends on the Series F Preferred Shares are not cumulative. The Company will be restricted from paying dividends on or repurchasing its common shares unless certain dividend payments are made on the Series F Preferred Shares.
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
The 2022 Long-Term Incentive and Share Award Plan (“the 2022 Plan”) became effective as of May 4, 2022 following approval by shareholders of the Company. The 2022 Plan provides for the issuance of stock options, stock appreciation rights, restricted shares, restricted share units payable in common shares or cash, dividend equivalents, performance shares and performance units and other share-based awards to Arch Capital’s eligible employees and directors. The number of common shares reserved for grants under the 2022 Plan, subject to anti-dilution adjustments in the event of certain changes in Arch Capital’s capital structure, is 9,000,000; provided that no more than 6,000,000 common

ARCH CAPITAL	162	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
shares may be issued as incentive stock options under Section 422 of the Code. The 2022 Plan will terminate as to future awards on February 25, 2032. At December 31, 2022, 9,000,000 shares are available for future issuance.
The 2018 Long-Term Incentive and Share Award Plan (the “2018 Plan”) became effective as of May 9, 2018 following approval by shareholders of the Company. The 2018 Plan provides for the issuance of restricted stock units, performance units, restricted shares, performance shares, stock options and stock appreciation rights and other equity-based awards to our employees and directors. The 2018 Plan authorizes the issuance of 34,500,000 common shares and will terminate as to future awards on February 28, 2028. At December 31, 2022, 4,577,991 shares are available for future issuance.
The 2015 Long Term Incentive and Share Award Plan (the (“2015 Plan”) authorizes the issuance of 12,900,000 common shares and became effective as of May 7, 2015 following approval by shareholders of the Company. The 2015 Plan provides for the issuance of share-based awards to our employees and directors and will terminate as to future awards on February 26, 2025. At December 31, 2022, 504,872 shares are available for future issuance.
Upon shareholder approval on May 6, 2016, the Amended and Restated Arch Capital Group Ltd. 2007 Employee Share Purchase Plan (the “ESPP”) became effective and a total of 4,689,777 common shares were reserved for issuance. The purpose of the ESPP is to give employees of Arch Capital and its subsidiaries an opportunity to purchase common shares through payroll deductions, thereby encouraging employees to share in the economic growth and success of Arch Capital and its subsidiaries. The ESPP is designed to qualify as an “employee share purchase plan” under Section 423 of the Code. At December 31, 2022, 1,041,837 shares remain available for issuance.
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

	Year Ended December 31,
	2022	2021	2020
Dividend yield	—%	—%	—%
Expected volatility	24.0%	24.2%	16.6%
Risk free interest rate	2.0%	1.0%	1.2%
Expected option life	6.0 years	6.0 years	6.0 years
A summary of stock option and SAR activity under the Company’s Long Term Incentive and Share Award Plans during 2022 is presented below:

	Year Ended December 31, 2022
	Number of Options / SARs	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	17,083,160	$25.06
Granted	784,963	$47.46
Exercised	(3,412,371)	$16.91
Forfeited or expired	(34,851)	$39.96
Outstanding, end of year	14,420,901	$28.17	4.37	$499,051
Exercisable, end of year	12,433,470	$26.20	3.77	$454,769
The aggregate intrinsic value of stock options and SARs exercised represents the difference between the exercise price of the stock options and SARs and the closing market price of the Company’s common shares on the exercise dates. During 2022, the Company received proceeds of $17.2 million from the exercise of stock options and recognized a tax benefit of $8.7 million from the exercise of stock options and SARs.

	Year Ended December 31,
	2022	2021	2020
Weighted average grant date fair value	$13.26	$9.22	$8.14
Aggregate intrinsic value of Options/SARs exercised	$113,409	$47,074	$59,723

ARCH CAPITAL	163	2022 FORM 10-K

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
A summary of restricted share and restricted unit activity under the Company’s Long Term Incentive and Share Award Plans for 2022 is presented below:

	Restricted Common Shares	Restricted Unit Awards
Unvested Shares:
Unvested balance, beginning of year	2,070,837	699,866
Granted	914,694	174,699
Vested	(744,096)	(330,144)
Forfeited	(75,881)	(27,128)
Unvested balance, end of year	2,165,554	517,293

Weighted Average Grant Date Fair Value:
Unvested balance, beginning of year	$36.35	$33.29
Granted	$47.45	$47.50
Vested	$38.21	$34.38
Forfeited	$41.13	$37.51
Unvested balance, end of year	$40.23	$37.17
The following table presents the weighted average grant date fair value of restricted shares and restricted unit awards granted and the aggregate fair value of restricted shares and unit awards vesting in each year.

	Year Ended December 31,
	2022	2021	2020
Restricted shares and restricted unit awards granted	1,089,393	1,261,773	1,535,330
Weighted average grant date fair value	$47.45	$36.12	$37.55
Aggregate fair value of vested restricted share and unit awards	$78,129	$65,477	$39,703
The aggregate intrinsic value of restricted units outstanding at December 31, 2022 was $32.5 million.
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

	Year Ended December 31,
	2022	2021	2020
Expected volatility	38.1%	37.5%	18.1%
Risk free interest rate	1.7%	0.3%	1.1%

	Performance Shares	Performance Units
Unvested Shares:
Unvested balance, beginning of year	1,861,760	29,770
Granted	669,742	21,030
Performance adjustment (1) (2)	(54,904)	8,921
Vested	(583,544)	(19,695)
Forfeited	(10,138)	(316)
Unvested balance, end of year	1,882,916	39,710

Weighted Average Grant Date Fair Value:
Unvested balance, beginning of year	$38.93	$38.71
Granted	$49.91	$49.91
Performance adjustment (1) (2)	$36.07	$35.83
Vested	$36.07	$35.83
Forfeited	$49.91	$49.91
Unvested balance, end of year	$43.75	$45.33
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

ARCH CAPITAL	164	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the weighted average grant date fair values of performance awards granted.

	Year Ended December 31,
	2022	2021	2020
Performance awards	690,772	685,104	557,204
Weighted average grant date fair value	$49.91	$37.38	$44.17
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

	Year Ended December 31,
	2022	2021	2020
Pre-Tax
Stock options and SARs	$11,891	$12,316	$11,744
Restricted share and unit awards	50,278	46,817	41,284
Performance awards	21,510	23,696	14,729
ESPP	3,993	3,751	2,135
Total	$87,672	$86,580	$69,892

After-Tax
Stock options and SARs	$10,726	$10,927	$10,388
Restricted share and unit awards	42,346	39,349	34,599
Performance awards	19,794	21,920	13,380
ESPP	3,660	3,471	1,978
Total	$76,526	$75,667	$60,345

	December 31, 2022
	Stock Options and SARs	Restricted Common Shares and Units	Performance Common Shares and Units
Unrecognized compensation cost related to unvested awards	$6,357	$42,096	$7,520
Weighted average recognition period (years)	0.75	1.00	0.48
23.    Retirement Plans

For purposes of providing employees with retirement benefits, the Company maintains defined contribution retirement plans. Contributions are based on the participants’ eligible compensation. For 2022, 2021 and 2020, the Company expensed $67.0 million, $60.4 million and $52.0 million, respectively, related to these retirement plans.
24.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of December 31, 2022, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

25.    Statutory Information

The Company’s insurance and reinsurance subsidiaries are subject to insurance and/or reinsurance laws and regulations in the jurisdictions in which they operate. These regulations include certain restrictions on the amount of dividends or other distributions available to shareholders without prior approval of the insurance regulatory authorities.
The actual and required statutory capital and surplus for the Company’s principal operating subsidiaries at December 31, 2022 and 2021:

	December 31,
	2022	2021
Actual capital and surplus (1):
Bermuda	$19,546,128	$17,528,510
Ireland	968,443	958,200
United States	6,194,954	5,600,652
United Kingdom	1,018,092	902,002
Canada	68,637	70,063
Australia	284,998	283,693

Required capital and surplus:
Bermuda	$6,449,878	$5,661,301
Ireland	815,194	794,933
United States	1,748,543	1,717,646
United Kingdom	543,104	563,164
Canada	47,825	42,513
Australia	175,885	214,022
(1)Such amounts include ownership interests in affiliated insurance and reinsurance subsidiaries.

ARCH CAPITAL	165	2022 FORM 10-K

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
The statutory net income (loss) for the Company’s principal operating subsidiaries for 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory net income (loss):
Bermuda	$1,729,925	$2,370,746	$1,579,889
Ireland	(52,757)	25,191	18,397
United States	219,524	345,790	143,271
United Kingdom	56,818	35,286	4,078
Canada	9,215	6,985	(1,049)
Australia	38,538	11,874	(8,601)
Bermuda
The Company’s Bermuda insurance and reinsurance subsidiaries are subject to the Bermuda Insurance Act 1978 and related regulations, each as amended (the “Insurance Act”). Arch Re Bermuda, the Company’s principal reinsurance and insurance subsidiary, is registered as a Class 4 insurer and long-term insurer while Arch Group Reinsurance Ltd. (“AGRL”) is registered as a Class 3A general business insurer and provides affiliated quota share reinsurance covering certain U.S. business. The Insurance Act requires that both entities maintain minimum statutory capital and surplus equal to the greater of a minimum solvency margin and the enhanced capital requirement (“ECR”) as determined by the Bermuda Monetary Authority (“BMA”). The ECR is calculated based on the Bermuda Solvency Capital Requirement model, a risk-based model that takes into account the risk characteristics of different aspects of the company’s business. At December 31, 2022 and 2021, the actual and required capital and surplus were based on the economic balance sheet requirements.
Under the Insurance Act, Arch Re Bermuda and AGRL are restricted with respect to the payment of dividends. Each entity is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the BMA an affidavit stating that it will continue to meet the required margins following the declaration of those dividends. Accordingly, Arch Re Bermuda can pay approximately $3.7 billion to Arch Capital during 2023 without providing an affidavit to the BMA. Dividends or distributions, if any, made by AGRL would result in an increase in available capital at Arch-U.S.
Ireland
The Company has three Irish subsidiaries: Arch Re Europe, an authorized life and non-life reinsurer, Arch Insurance (EU), an authorized non-life insurer and Arch Underwriting Europe, a registered insurance and reinsurance intermediary. Irish authorized reinsurers and insurers, such as Arch Re Europe, Arch Insurance (EU) and Irish intermediaries, such as Arch Underwriters Europe, are also subject to the general body of Irish laws and regulations including the provisions of the Companies Act 2014. As part of the Company’s Brexit plan, Arch Insurance (EU) received approval from the Central Bank of Ireland (“CBI”) to expand the nature of its business in 2019 commenced writing insurance lines in the European Economic Area in 2020, and the Part VII Transfer was completed at the end of December 2020. Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe are subject to the supervision of the CBI and must comply with Irish insurance acts and regulations as well as with directions and guidance issued by the CBI. Arch Re Europe and Arch Insurance (EU) are required to maintain a minimum level of capital. At December 31, 2022 and 2021, these requirements were met.

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

ARCH CAPITAL	166	2022 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dividends or distributions, if any, made by Arch Re U.S. would result in an increase in available capital at Arch-U.S., the Company’s U.S. holding company. Arch Re U.S. can declare a maximum of approximately $255.4 million of dividends during 2023 subject to the approval of the Commissioner of the Delaware Department of Insurance.
AMIC and UGRIC are approved as eligible mortgage insurers by Fannie Mae and Freddie Mac, subject to maintaining certain requirements (“eligible mortgage insurers”). In April 2015, the GSEs published their original comprehensive, requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” Revised and restated in September 2018, and clarified thereafter by the Guidance Letters 2020-1 and 2021-1 issued by the GSEs in 2020 and 2021, respectively, the PMIERs apply to the Company’s eligible mortgage insurers, but do not apply to AMG, which is not GSE-approved.
The amount of assets required to satisfy the revised financial requirements of the PMIERs may be affected by many factors, including macro-economic conditions, the size and composition of our mortgage insurance portfolio, and the amount of risk ceded to reinsurers that may be deducted in our calculation of “minimum required assets.”
The Company’s U.S. mortgage insurance subsidiaries are subject to regulation by their domiciliary and primary regulators, the Wisconsin Office of the Commissioner of Insurance (“Wisconsin OCI”) for AMIC and AMG, the North Carolina Department of Insurance (“NC DOI”) for UGRIC, and by state insurance departments in each state in which they are licensed. As mandated by state insurance laws, mortgage insurers are generally mono-line companies. Each company is subject to the statutory requirements of their domiciliary regulator as to payment of dividends and return of capital; the GSEs may also impart limitations on the Company’s eligible mortgage insurers, such as required minimum assets. Under respective state law, the Company’s U.S. mortgage subsidiaries can declare a maximum of approximately $156.5 million of ordinary dividends in 2023, however, dividend capacity is limited by the respective companies unassigned surplus amounts. Such dividends would increase the available capital at Arch U.S. MI Holdings Inc., a subsidiary of Arch-U.S.
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
Under Wisconsin and North Carolina law, as well as that of 14 other states, a mortgage insurer must maintain a minimum amount of statutory capital relative to its risk in force in order for the mortgage insurer to continue to write new business. While formulations of minimum capital vary in certain jurisdictions, the most common measure applied allows for a maximum risk-to-capital ratio of 25 to 1. Wisconsin and North Carolina require mortgage insurers to maintain a “minimum policyholder position” calculated in accordance with their respective regulations. Policyholders' position consists primarily of statutory policyholders' surplus plus the contingency loss reserves.
United Kingdom
The Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”) regulate insurance and reinsurance companies and the FCA regulates firms carrying on insurance mediation activities operating in the U.K., both under the Financial Services and Markets Act 2000. In May 2004, Arch Insurance (U.K.) was granted the relevant permissions for the classes of insurance business which it underwrites in the U.K. AMAL currently manages Arch Syndicate 2012 and Arch Syndicate 1955 pursuant to its authorizations by the U.K. regulators and Lloyd’s. All U.K. companies are also subject to a range of statutory provisions, including the laws and regulations of the Companies Act 2006 (as amended) (the “U.K. Companies Act”).
Arch Insurance (U.K.) and AMAL must maintain a margin of solvency at all times under the Solvency II Directive from the European Insurance and Occupational Pensions Authority. The regulations stipulate that insurers are required to maintain the minimum capital requirement and solvency capital requirement at all times. At December 31, 2022 and 2021, these requirements were met.
As corporate members of Lloyd’s, AMAL (as managing agent of the Company’s Lloyd’s Syndicates) and each syndicate’s respective corporate members are subject to the oversight of the Council of Lloyd’s. The capital required to support a Syndicate’s underwriting capacity, or funds at Lloyd’s, is assessed annually and is determined by Lloyd’s in accordance with the capital adequacy rules established by the PRA. The Company has provided capital to support the underwriting of Arch Syndicate 2012 and Arch Syndicate 1955 in the form of pledged assets and letters of credit provided by Arch Re Bermuda. The amount which the Company provides as funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Lloyd’s is supervised by the PRA and required to implement certain rules prescribed by the PRA under the Lloyd’s Act of 1982 regarding the operation of the Lloyd’s market. With

ARCH CAPITAL	167	2022 FORM 10-K

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
Australia
The Australian Prudential Regulation Authority (“APRA”) is an independent statutory authority responsible for prudential supervision of institutions across banking, insurance and superannuation and promotes financial stability in Australia. Arch Indemnity has been authorized to conduct monoline lenders’ mortgage insurance business in Australia since June 2002 and was acquired by Arch Capital on August 30, 2021 and since that date is the primary provider of lenders’ mortgage insurance for the group. Arch Indemnity has also been licensed by the Australian Securities and Investments Commission (“ASIC”) since March 2011 to engage in credit activities in Australia. Arch LMI Pty Ltd. (“Arch LMI”) was formerly authorized by APRA in January 2019 to conduct monoline lenders’ mortgage insurance business in Australia; however, in December 2022, we converted Arch LMI to a services company for our Australian lenders mortgage insurance operations and the company relinquished its APRA authorization. Major regulatory requirements that are applicable to Arch Indemnity in general as an insurance provider and financial institution in Australia include requirements and compliance with minimum capital levels; risk management strategy; corporate governance standards, privacy legislation on the collection, use and storage of personal information; cyber security obligations imposed by APRA and ASIC; modern slavery legislation; anti-money laundering and counter-terrorism legislation. At December 31, 2022 and 2021, these requirements were met.
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

ARCH CAPITAL	168	2022 FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 31, 2022, for the purposes set forth in the applicable rules under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on our assessment, management determined that, as of December 31, 2022, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred in connection with our evaluation required pursuant to Rules 13a-15 and 15d-15 under the Exchange Act during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ARCH CAPITAL	169	2022 FORM 10-K

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information to be included in our definitive proxy statement (“Proxy Statement”) for our annual meeting of shareholders to be held in 2023, which we intend to file with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s fiscal year which ended on December 31, 2022. Copies of our code of ethics applicable to our chief executive officer, chief financial officer and principal accounting officer or controller are available free of charge to investors upon written request addressed to the attention of Arch Capital’s corporate secretary, Waterloo House, 100 Pitts Bay Road, Pembroke HM 08, Bermuda. In addition, our code of ethics and certain other basic corporate documents, including the charters of our audit committee, compensation committee and nominating committee are posted on our website located at www.archgroup.com.
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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC no later than 120 days after the end of the Company’s fiscal year ended on December 31, 2022, which Proxy Statement is incorporated by reference.

ARCH CAPITAL	170	2022 FORM 10-K

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than the information set forth below, the information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC no later than 120 days after the end of the Company’s fiscal year ended on December 31, 2022, which Proxy Statement is incorporated by reference.
The following information is as of December 31, 2022:

	Column A	Column B	Column C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options(1), Warrants and Rights	Weighted-Average Exercise Price of Outstanding Stock Options(1), Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders	14,977,904	$28.17	15,124,700
Equity compensation plans not approved by security holders	—	—	—
Total	14,977,904	$28.17	15,124,700	(2)
________________________
(1)    Includes all vested and unvested stock options outstanding of 14,420,901 and restricted stock and performance units outstanding of 557,003. The weighted average exercise price does not take into account restricted stock units. In addition, the weighted average remaining contractual life of the Company's outstanding exercisable stock options and SARs at December 31, 2022 was 4.4 years.
(2)    Includes 1,041,837 common shares remaining available for future issuance under our Employee Share Purchase Plan and 14,082,863 common shares remaining available for future issuance under our equity compensation plans. Shares available for future issuance under our equity compensation plans may be issued in the form of stock options, SARs, restricted shares, restricted share units payable in common shares or cash, share awards in lieu of cash awards, dividend equivalents, performance shares and performance units and other share-based awards. In addition, 10,476,836 common shares, or 69.3% of the 15,124,700 common shares remaining available for future issuance may be issued in connection with full value awards (i.e., awards other than stock options or SARs).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC no later than 120 days after the end of the Company’s fiscal year ended on December 31, 2022, which Proxy Statement is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information to be included in our Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC no later than 120 days after the end of the Company’s fiscal year ended on December 31, 2022, which Proxy Statement is incorporated by reference.

ARCH CAPITAL	171	2022 FORM 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules and Exhibits.

1. Financial Statements
Included in Part II – see Item 8 of this report.

2. Financial Statement Schedules

Page No.

II. Condensed Financial Information of Registrant
As of December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021 and 2020	178
III. Supplementary Insurance Information
For the years ended December 31, 2022, 2021 and 2020	181

IV. Reinsurance
For the years ended December 31, 2022, 2021 and 2020	182

VI. Supplementary Information for Property and Casualty Insurance Underwriters
For the years ended December 31, 2022, 2021 and 2020	183
Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided in Item 8 of this report.

ARCH CAPITAL	172	2022 FORM 10-K

3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
2.1	Memorandum of Association of ACGL	S-4	3.1	September 8, 2000
2.2	Bye-Laws of ACGL	10-Q	3	August 5, 2016
2.3	ACGL Certificate of Deposit of Memorandum of Increase of Share Capital	10-K	3.3	February 28, 2011
3.1	Certificate of Designations of Series F Non-Cumulative Preferred Shares	8-K	4.1	August 17, 2017
3.2	Certificate of Designations of Series G Non-Cumulative Preferred Shares	8-K	4.1	June 11, 2021
3.3	Specimen Common Share Certificate	10-K	4.1	April 2, 2001
3.4	Specimen Series F Non-Cumulative Preferred Share Certificate	8-K	4.2	August 17, 2017
3.5	Specimen Series G Non-Cumulative Preferred Share Certificate	8-K	4.2	June 11, 2021
4.1	Indenture, dated as of May 4, 2004, between ACGL, as issuer, and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank) (“JPMCB”), as trustee	8-K	4.1	June 30, 2020
4.2	First Supplemental Indenture, dated as of May 4, 2004, between ACGL, as issuer, and JPMCB, as trustee	8-K	99.3	May 7, 2004
4.3	Second Supplemental Indenture, dated as of June 30, 2020, by and between Arch Capital Group Ltd. and The Bank of New York Mellon (including the form of Global Notes for the Notes).	8-K	4.2	June 30, 2020
4.4.1	Indenture, dated as of December 13, 2013, among Arch Capital Group (U.S.) Inc. (“Arch U.S.”), as issuer, ACGL, as guarantor, and The Bank of New York Mellon (“BNYM”), as trustee	8-K	4.1	December 13, 2013
4.4.2	First Supplemental Indenture, dated as of December 13, 2013, among Arch U.S., as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.2	December 13, 2013
4.4.3	Second Supplemental Indenture, dated as of May 10, 2018, among Arch Capital Finance LLC, as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.1	May 15, 2018
4.5.1	Deposit Agreement, dated August 17, 2017, between ACGL, as issuer, and AST, as depositary, registrar and transfer agent and as dividend disbursing agent and redemption agent, and the holders from time to time of the depositary receipts	8-K	4.3	August 17, 2017
4.5.2	Deposit Agreement, dated June 11, 2021, between ACGL, as issuer, and AST, as depositary, registrar and transfer agent and as dividend disbursing agent and redemption agent, and the holders from time to time of the depositary receipts	8-K	4.3	June 11, 2021
4.6.1	Form of Depositary Receipt, dated August 17, 2017	8-K	4.4	August 17, 2017
4.6.2	Form of Depositary Receipt, dated June 11, 2021	8-K	4.4	June 11, 2021
4.7.1	Indenture, dated as of December 8, 2016, among Arch Capital Finance LLC, as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.1	December 9, 2016
4.7.2	First Supplemental Indenture, dated as of December 8, 2016, among Arch Capital Finance LLC, as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.2	December 9, 2016
4.8	Description of Securities	10-K	4.8	February 25, 2022
10.2.1	Third Amended and Restated ACGL Incentive Compensation Plan†	10-Q	10.7	August 5, 2016
10.2.2	First Amendment to Third Amended and Restated ACGL Incentive Compensation Plan†	10-Q	10.1	May 5, 2017
10.2.3	Second Amendment to Third Amended and Restated ACGL Incentive Compensation Plan	10-K	4.8	February 25, 2022
10.3.1	ACGL 2007 Long Term Incentive and Share Award Plan†	DEF 14A		April 3, 2007
10.3.2	ACGL 2012 Long Term Incentive and Share Award Plan†	DEF 14A		March 27, 2012
10.3.3	ACGL 2015 Long Term Incentive and Share Award Plan†	DEF 14A		March 26, 2015
10.3.4	ACGL 2018 Long Term Incentive and Share Award Plan†	DEF 14A		March 28, 2018
10.3.5	ACGL Amended and Restated 2007 Employee Share Purchase Plan†	DEF 14A		March 23, 2016
10.3.6	ACGL 2022 Long Term Incentive and Share Award Plan†	8-K	10.1	May 4, 2022
10.4.1	Form of Restricted Share Agreement, dated as of May 13, 2015, between ACGL and each of, Marc Grandisson, Nicolas Papadopoulo, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.2	August 7, 2015
10.4.2	Form of Restricted Share Agreement, dated as of May 13, 2016, between ACGL and each of Marc Grandisson, Nicolas Papadopoulo, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.2	August 5, 2016
10.4.3	Form of Restricted Share Agreement, dated as of May 4, 2017, between ACGL and each of the Non-Employee Directors of ACGL†	10-Q	10.3	August 4, 2017

ARCH CAPITAL	173	2022 FORM 10-K

10.4.4	Form of Restricted Share Agreement, dated as of May 8, 2017, between ACGL and each of Marc Grandisson, Nicolas Papadopoulo, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.4	August 4, 2017
10.4.5	Form of Restricted Share Agreement, dated as of September 19, 2017, between ACGL and each of Nicolas Papadopoulo and Maamoun Rajeh†	10-K	10.4.13	February 28, 2018
10.4.6	Form of Restricted Share Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries†	10-Q	10.3	August 8, 2018
10.4.7	Form of Restricted Share Agreement between ACGL and each of the Non-Employee Directors of ACGL†	10-Q	10.6	August 8, 2018
10.5	Form of Performance Restricted Share Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries†	10-Q	10.5	August 8, 2018
10.6.1	Form of Non-Qualified Stock Option Agreement, dated as of May 13, 2015, between ACGL and each of Marc Grandisson†	10-Q	10.3	August 7, 2015
10.6.2	Form of Non-Qualified Stock Option Agreement, dated as of May 13, 2016, between ACGL and each of Marc Grandisson, Nicolas Papadopoulo, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.3	August 5, 2016
10.6.3	Form of Non-Qualified Stock Option Agreement, dated as of May 8, 2017, between ACGL and each of Marc Grandisson, Nicolas Papadopoulo, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.5	August 4, 2017
10.6.4	Non-Qualified Stock Option Agreement, dated as of September 19, 2017, between ACGL and Maamoun Rajeh†	10-K	10.5.6	February 28, 2018
10.6.5	Non-Qualified Stock Option Agreement, dated as of September 19, 2017, between ACGL and Nicolas Papadopoulo†	10-K	10.5.7	February 28, 2018
10.6.6	Form of Non-Qualified Stock Option Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries†	10-Q	10.4	August 8, 2018
10.6.7	Non-Qualified Stock Option Agreement, dated as of April 9, 2018, between ACGL and Marc Grandisson†	10-Q	10.5	May 9, 2018
10.7.1	Form of Share Appreciation Right Agreement, dated as of May 9, 2013, between ACGL and each of Marc Grandisson, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.2	November 8, 2013
10.7.2	Form of Share Appreciation Right Agreement, dated as of May 13, 2014, between ACGL and each of Marc Grandisson, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.3	August 8, 2014
10.7.3	Share Appreciation Right Agreement, dated as of July 1, 2014, between ACGL and Maamoun Rajeh†	10-Q	10.15	November 3, 2017
10.7.4	Share Appreciation Right Agreement, dated as of November 6, 2014, between ACGL and Marc Grandisson†	10-Q	10.2	May 8, 2015
10.8.1	Employment Agreement, dated as of October 27, 2008, between ACGL and John D. Vollaro†	8-K	10.1	October 28, 2008
10.8.2	Amendment to Employment Agreement, dated February 27, 2015, between ACGL and John D. Vollaro†	10-Q	10.1	May 8, 2015
10.8.3	Second Amendment to Employment Agreement, dated as of January 1, 2018, between ACGL and John D. Vollaro†	10-Q	10.1	May 9, 2018
10.10	Employment Agreement, dated as of September 19, 2017 between ACGL and Maamoun Rajeh†	10-Q	10.26	November 3, 2017
10.11	Employment Agreement, dated as of September 19, 2017 between ACGL and Nicholas Papadopoulo†	10-Q	10.27	November 3, 2017
10.12	Employment Agreement, dated as of May 25, 2018, between ACGL and François Morin†	8-K/A	10.1	July 26, 2018
10.13	Employment Agreement, dated as of April 9, 2018, between ACGL and Marc Grandisson†	8-K/A	10.1	April 11, 2018
10.14	Employment Agreement, dated as of November 13, 2018, between Arch Capital Services Inc. and Louis Petrillo†	10-K	10.16	February 28, 2019
10.15	Employment Agreement dated as of October 1,2019 between Arch Capital Group Ltd. and David Gansberg †	10-K	10.16	February 28, 2020
10.16	Employment Agreement dated as of May 7, 2021 between Arch Capital Group Ltd. and Christine Todd †	10-Q	10.1	August 5, 2021
10.17	Arch U.S. Executive Supplemental Non-Qualified Savings and Retirement Plan†	10-K	10.24	March 2, 2009
10.18.1	Third Amended and Restated Credit Agreement, dated as of December 17, 2019, by and among ACGL, certain of its subsidiaries as subsidiary borrowers, Bank of America, N.A., as Administrative Agent, Fronting Bank and L/C Administrator, and the lenders party thereto	8-K	10.1	December 18, 2019
10.18.2	First Amendment to Third Amended and Restated Credit Agreement, dated as of August 12, 2020 by and among Arch Capital Group Ltd., the other Loan Parties party hereto, the Lenders party hereto, and Bank of America, N.A., as Administrative Agent.	10-Q	10.1	November 4, 2021

ARCH CAPITAL	174	2022 FORM 10-K

10.18.3	The LIBOR Transition Amendment to the Third Amended and Restated Credit Agreement, dated as of September 29, 2021.	10-Q	10.2	November 4, 2021
10.18.4	Second Amendment to Third Amended and Restated Credit Agreement, effective as of April 7, 2022, by and among Arch Capital Group Ltd., certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, and the lenders party thereto	8-K	10.1	April 12, 2022
21	Subsidiaries of Registrant				X
23	Consent of PricewaterhouseCoopers LLP				X
24	Power of Attorney				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following financial information from ACGL’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL: (i) Consolidated Balance Sheets at December 31, 2022 and 2021; (ii) Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements				X
104	Cove Page Interactive Data File (embedded within the Inline XBRL document)
†    Management contract or compensatory plan or arrangement.

ARCH CAPITAL	175	2022 FORM 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCH CAPITAL GROUP LTD. (Registrant)
By:	/s/ Marc Grandisson
	Name:	Marc Grandisson
	Title:	Chief Executive Officer (Principal Executive Officer)
February 24, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marc Grandisson
Marc Grandisson	Chief Executive Officer (Principal Executive Officer)	February 24, 2023

/s/ François Morin
François Morin	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Treasurer	February 24, 2023

*
John M. Pasquesi	Chairman of the Board	February 24, 2023

*
John L. Bunce, Jr.	Director	February 24, 2023

*
Eric W. Doppstadt	Director	February 24, 2023

*
Francis Ebong	Director	February 24, 2023

*
Laurie S. Goodman	Director	February 24, 2023

ARCH CAPITAL	176	2022 FORM 10-K

Name	Title	Date

*
Moira Kilcoyne	Director	February 24, 2023

*
Eileen Mallesch	Director	February 24, 2023

*
Louis J. Paglia	Director	February 24, 2023

*
Brian S. Posner	Director	February 24, 2023

*
Eugene S. Sunshine	Director	February 24, 2023

*
John D. Vollaro	Director	February 24, 2023

*
Thomas R. Watjen	Director	February 24, 2023

___________________
*    By François Morin, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 to this report.

/s/ François Morin
Name:	François Morin Attorney-in-Fact

ARCH CAPITAL	177	2022 FORM 10-K

SCHEDULE II

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(U.S. dollars in thousands)

Balance Sheet
(Parent Company Only)

	December 31,
	2022	2021
Assets
Total investments	$7,282	$2,038
Cash	11,393	16,317
Investments in subsidiaries	14,191,188	14,822,024
Investment in operating affiliates	5,259	6,877
Due from subsidiaries and affiliates	1,554	11
Other assets	17,203	9,604
Total assets	$14,233,879	$14,856,871

Liabilities
Senior notes	$1,286,567	$1,286,208
Other liabilities	37,239	24,767
Total liabilities	1,323,806	1,310,975

Shareholders' Equity
Non-cumulative preferred shares	830,000	830,000
Common shares ($0.0011 par, shares issued: 588,250,762 and 583,289,850)	654	648
Additional paid-in capital	2,211,444	2,085,075
Retained earnings	15,892,065	14,455,868
Accumulated other comprehensive income (loss), net of deferred income tax	(1,646,170)	(64,600)
Common shares held in treasury, at cost (shares: 217,904,765 and 204,365,956)	(4,377,920)	(3,761,095)
Total shareholders' equity	$12,910,073	$13,545,896
Total liabilities and shareholders' equity	$14,233,879	$14,856,871

The financial information for the parent company (Arch Capital Group Ltd.) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

ARCH CAPITAL	178	2022 FORM 10-K

SCHEDULE II
(continued)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(U.S. dollars in thousands)

Statement of Income
(Parent Company Only)

	Year Ended
	December 31,
	2022	2021	2020

Revenues
Net investment income	$2,058	$1,524	$53
Net realized gains (losses)	29	—	(2,110)
Total revenues	2,087	1,524	(2,057)

Expenses
Corporate expenses	85,997	71,818	65,566
Interest expense	58,759	58,741	40,445
Net foreign exchange (gains) losses	(1)	7	3
Total expenses	144,755	130,566	106,014

Income (loss) before income taxes and income (loss) from operating affiliates	(142,668)	(129,042)	(108,071)
Income (loss) from operating affiliates	(1,047)	(590)	(437)
Income (loss) before equity in net income of subsidiaries	(143,715)	(129,632)	(108,508)
Equity in net income of subsidiaries	1,592,929	2,286,481	1,514,029
Net income available to Arch	1,449,214	2,156,849	1,405,521
Preferred dividends	(40,736)	(48,343)	(41,612)
Loss on redemption of preferred shares	—	(15,101)	—
Net income available to Arch common shareholders	$1,408,478	$2,093,405	$1,363,909

The financial information for the parent company (Arch Capital Group Ltd.) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

ARCH CAPITAL	179	2022 FORM 10-K

SCHEDULE II
(continued)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(U.S. dollars in thousands)

Statement of Cash Flows
(Parent Company Only)

	Year Ended
	December 31,
	2022	2021	2020

Operating Activities:
Net Cash Provided By Operating Activities	$621,307	$1,727,529	$124,751

Investing Activities:
Net (purchases) sales of short-term investments	(4,838)	(1,866)	(130)
Capital contributed to subsidiaries	—	(487,161)	(988,975)
Purchase of fixed assets	(22)	(783)	(15)
Other	(1,462)	—	—
Net Cash Used For Investing Activities	(6,322)	(489,810)	(989,120)

Financing Activities:
Purchases of common shares under share repurchase program	(585,823)	(1,234,294)	(83,472)
Proceeds from common shares issued, net	6,660	6,418	1,876
Proceeds from issuance of preferred shares, net	—	485,821	—
Redemption of preferred shares	—	(450,000)	—
Proceeds from borrowings	—	—	988,393
Preferred dividends paid	(40,736)	(48,280)	(41,612)
Net Cash Used For Financing Activities	(619,899)	(1,240,335)	865,185

Increase (decrease) in cash and restricted cash	(4,914)	(2,616)	816
Cash and restricted cash, beginning of year	16,344	18,960	18,144
Cash and restricted cash, end of period	$11,430	$16,344	$18,960

The financial information for the parent company (Arch Capital Group Ltd.) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

ARCH CAPITAL	180	2022 FORM 10-K

SCHEDULE III

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(U.S. dollars in thousands)

	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Net Losses and Loss Adjustment Expenses Incurred	Amortization of Deferred Acquisition Costs	Other Operating Expenses (2)	Net Premiums Written
December 31, 2022
Insurance	$301,398	$11,017,327	$3,381,810	$4,559,335	NM	$2,782,945	$885,866	$665,472	$5,020,642
Reinsurance	992,339	8,305,854	3,206,284	3,959,381	NM	2,568,843	813,555	267,531	4,923,976
Mortgage	(29,867)	708,762	748,908	1,159,361	NM	(324,271)	40,159	195,172	1,132,571
Other
Total	$1,263,870	$20,031,943	$7,337,002	$9,678,077	NM	$5,027,517	$1,739,580	$1,128,175	$11,077,189
December 31, 2021
Insurance	$378,265	$9,810,622	$2,937,664	$3,626,468	NM	$2,344,365	$606,265	$558,906	$4,148,193
Reinsurance	424,390	6,878,721	2,263,264	2,840,443	NM	1,924,719	536,754	212,810	3,254,374
Mortgage	99,186	1,067,813	811,014	1,283,419	NM	56,677	97,418	194,010	1,261,068
Other				331,968	NM	259,042	62,741	32,869	354,702
Total	$901,841	$17,757,156	$6,011,942	$8,082,298	NM	$4,584,803	$1,303,178	$998,595	$9,018,337
December 31, 2020
Insurance	$254,833	$8,989,930	$2,334,225	$2,871,420	NM	$2,092,453	$418,483	$489,153	$3,162,907
Reinsurance	278,422	5,027,742	1,356,983	2,162,229	NM	1,628,320	354,048	168,011	2,457,370
Mortgage	203,748	976,673	740,043	1,397,935	NM	528,344	134,240	162,202	1,279,850
Other	53,705	1,519,583	407,714	560,351	NM	440,482	98,071	55,810	537,589
Total	$790,708	$16,513,928	$4,838,965	$6,991,935	NM	$4,689,599	$1,004,842	$875,176	$7,437,716
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

ARCH CAPITAL	181	2022 FORM 10-K

SCHEDULE IV
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
REINSURANCE
(U.S. dollars in thousands)

	Gross Amount	Ceded to Other Companies (1)	Assumed From Other Companies (1)	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2022
Premiums Written:
Insurance	$6,889,358	$(1,910,222)	$41,506	$5,020,642	0.8%
Reinsurance	395,063	(2,024,462)	6,553,375	4,923,976	133.1%
Mortgage	1,256,366	(322,400)	198,605	1,132,571	17.5%
Total	$8,540,787	$(4,249,258)	$6,785,660	$11,077,189	61.3%
Year Ended December 31, 2021
Premiums Written:
Insurance	$5,833,873	$(1,719,541)	$33,861	$4,148,193	0.8%
Reinsurance	408,520	(1,839,556)	4,685,410	3,254,374	144.0%
Mortgage	1,213,333	(246,757)	294,492	1,261,068	23.4%
Other	251,106	(102,763)	206,359	354,702	58.2%
Total	$7,706,832	$(3,734,150)	$5,045,655	$9,018,337	55.9%
Year Ended December 31, 2020
Premiums Written:
Insurance	$4,659,416	$(1,525,655)	$29,146	$3,162,907	0.9%
Reinsurance	305,435	(1,014,716)	3,166,651	2,457,370	128.9%
Mortgage	1,192,316	(194,149)	281,683	1,279,850	22.0%
Other	396,743	(190,957)	331,803	537,589	61.7%
Total	$6,553,910	$(2,650,352)	$3,534,158	$7,437,716	47.5%
(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions and are included in the gross premiums written of each segment. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL	182	2022 FORM 10-K

SCHEDULE VI
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
(U.S. dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
Affiliation with Registrant	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Discount, if any, deducted in Column C	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Adjustment Expenses Incurred Related to		Amortization of Deferred Acquisition Costs	Net Paid Losses and Loss Adjustment Expenses	Net Premiums Written
							(a) Current Year	(b) Prior Years
Consolidated Subsidiaries
2022	$1,263,870	$20,031,943	$60,536	$7,337,002	$9,678,077	$496,547	$5,798,528	$(771,011)	$1,739,580	$3,141,948	$11,077,189
2021	901,841	17,757,156	55,575	6,011,942	8,082,298	389,118	4,940,987	(356,184)	1,303,178	2,826,551	9,018,337
2020	790,708	16,513,929	23,326	4,838,965	6,991,935	519,608	4,851,051	(161,452)	1,004,842	2,661,117	7,437,716

ITEM 16.     FORM 10-K SUMMARY

Not applicable.

ARCH CAPITAL	183	2022 FORM 10-K