Form 10-Q
period 2023-03-31
ARCH CAPITAL GROUP LTD.
filed 2023-05-04
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16209

ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda				98-0374481
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road,	Pembroke	HM 08,	Bermuda	(441)	278-9250
(Address of principal executive offices)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common shares, $0.0011 par value per share	ACGL	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 5.45% Series F preferred share	ACGLO	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 4.55% Series G preferred share	ACGLN	NASDAQ	Stock Market
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 1, 2023, there were 372,422,622 common shares, $0.0011 par value per share, of the registrant outstanding.

ARCH CAPITAL GROUP LTD.

ARCH CAPITAL	1	2023 FIRST QUARTER FORM 10-Q

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
•the effect of climate change on our business;
•the effect of contagious diseases (including COVID-19) on our business;
•acts of terrorism, political unrest and other hostilities or other unforecasted and unpredictable events;

ARCH CAPITAL	2	2023 FIRST QUARTER FORM 10-Q

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
•statutory or regulatory developments, including as to tax matters and insurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers and/or changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers, including the possible implementation of the Organization for Economic Cooperation and Development (“OECD”) Pillar I and Pillar II initiatives; and
•the other matters set forth under Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of our Annual Report on Form 10-K for the year ended December 31, 2022, as well as the other factors set forth in our other documents on file with the SEC, and management’s response to any of the aforementioned factors.

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

ARCH CAPITAL	3	2023 FIRST QUARTER FORM 10-Q

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCH CAPITAL	4	2023 FIRST QUARTER FORM 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arch Capital Group Ltd.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of March 31, 2023, and the related consolidated statements of income, comprehensive income, and changes in shareholders’ equity and the consolidated statements of cash flows for the three-month periods ended March 31, 2023 and 2022, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
May 4, 2023

ARCH CAPITAL	5	2023 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars and shares in millions)

	(Unaudited)
	March 31, 2023	December 31, 2022
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $21,922 and $21,282; net of allowance for credit losses: $56 and $41)	$20,692	$19,683
Short-term investments available for sale, at fair value (amortized cost: $1,553 and $1,333; net of allowance for credit losses: $0 and $0)	1,553	1,332
Equity securities, at fair value	859	860
Other investments, at fair value	1,776	1,644
Investments accounted for using the equity method	3,896	3,774
Total investments	28,776	27,293

Cash	803	855
Accrued investment income	163	159
Investment in operating affiliates	1,015	965
Premiums receivable (net of allowance for credit losses: $36 and $35)	4,513	3,625
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (net of allowance for credit losses: $21 and $22)	6,612	6,564
Contractholder receivables (net of allowance for credit losses: $2 and $3)	1,750	1,731
Ceded unearned premiums	2,116	1,799
Deferred acquisition costs	1,355	1,264
Receivable for securities sold	84	12
Goodwill and intangible assets	785	804
Other assets	3,131	2,919
Total assets	$51,103	$47,990

Liabilities
Reserve for losses and loss adjustment expenses	$20,758	$20,032
Unearned premiums	8,218	7,337
Reinsurance balances payable	1,819	1,530
Contractholder payables	1,752	1,734
Collateral held for insured obligations	252	249
Senior notes	2,726	2,725
Payable for securities purchased	262	95
Other liabilities	1,317	1,367
Total liabilities	37,104	35,069

Commitments and contingencies (refer to Note 10)
Redeemable noncontrolling interests	11	11

Shareholders' Equity
Non-cumulative preferred shares	830	830
Common shares ($0.0011 par, shares issued: 590.5 and 588.3)	1	1
Additional paid-in capital	2,260	2,211
Retained earnings	16,597	15,892
Accumulated other comprehensive income (loss), net of deferred income tax	(1,297)	(1,646)
Common shares held in treasury, at cost (shares: 218.3 and 217.9)	(4,403)	(4,378)
Total shareholders' equity available to Arch	13,988	12,910
Total liabilities, noncontrolling interests and shareholders' equity	$51,103	$47,990
See Notes to Consolidated Financial Statements

ARCH CAPITAL	6	2023 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars and shares in millions, except per share data)

	(Unaudited)
	Three Months Ended
	March 31,
	2023	2022
Revenues
Net premiums earned	$2,883	$2,121
Net investment income	199	80
Net realized gains (losses)	17	(292)
Other underwriting income	10	6
Equity in net income (loss) of investment funds accounted for using the equity method	48	36
Other income (loss)	11	(9)
Total revenues	3,168	1,942

Expenses
Losses and loss adjustment expenses	1,471	1,001
Acquisition expenses	533	378
Other operating expenses	319	290
Corporate expenses	30	32
Amortization of intangible assets	23	27
Interest expense	32	33
Net foreign exchange (gains) losses	18	(4)
Total expenses	2,426	1,757

Income (loss) before income taxes and income (loss) from operating affiliates	742	185
Income tax (expense) benefit	(64)	(12)
Income (loss) from operating affiliates	39	25
Net income (loss)	$717	$198
Net (income) loss attributable to noncontrolling interests	(2)	(2)
Net income (loss) available to Arch	715	196
Preferred dividends	(10)	(10)
Net income (loss) available to Arch common shareholders	$705	$186

Net income per common share and common share equivalent
Basic	$1.92	$0.50
Diluted	$1.87	$0.48

Weighted average common shares and common share equivalents outstanding
Basic	367.3	374.2
Diluted	377.6	384.2

See Notes to Consolidated Financial Statements

ARCH CAPITAL	7	2023 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	(Unaudited)
	Three Months Ended
	March 31,
	2023	2022
Comprehensive Income
Net income (loss)	$717	$198
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	245	(684)
Reclassification of net realized (gains) losses, included in net income (loss)	99	102
Foreign currency translation adjustments	5	(3)
Comprehensive income (loss)	1,066	(387)
Net (income) loss attributable to noncontrolling interests	(2)	(2)
Comprehensive income (loss) available to Arch	$1,064	$(389)
See Notes to Consolidated Financial Statements

ARCH CAPITAL	8	2023 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in millions)

	(Unaudited)
	Three Months Ended
	March 31,
	2023	2022
Non-cumulative preferred shares
Balance at beginning and end of period	$830	$830

Common shares
Balance at beginning and end of period	1	1

Additional paid-in capital
Balance at beginning of period	2,211	2,085
Amortization of share-based compensation	41	45
Other changes	8	4
Balance at end of period	2,260	2,134

Retained earnings
Balance at beginning of period	15,892	14,456
Net income (loss)	717	198
Net (income) loss attributable to noncontrolling interests	(2)	(2)
Preferred share dividends	(10)	(10)
Balance at end of period	16,597	14,642

Accumulated other comprehensive income (loss), net of deferred income tax
Balance at beginning of period	(1,646)	(65)
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of period	(1,512)	13
Unrealized holding gains (losses) during period, net of reclassification adjustment	344	(582)
Balance at end of period	(1,168)	(569)
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of period	(134)	(78)
Foreign currency translation adjustments	5	(3)
Balance at end of period	(129)	(81)
Balance at end of period	(1,297)	(650)

Common shares held in treasury, at cost
Balance at beginning of period	(4,378)	(3,761)
Shares repurchased for treasury	(25)	(276)
Balance at end of period	(4,403)	(4,037)

Total shareholders’ equity	$13,988	$12,920
See Notes to Consolidated Financial Statements

ARCH CAPITAL	9	2023 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	(Unaudited)
	Three Months Ended
	March 31,
	2023	2022
Operating Activities
Net income (loss)	$717	$198
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized (gains) losses	(17)	289
Equity in net (income) or loss of investment funds accounted for using the equity method and other income or loss	(66)	(11)
Amortization of intangible assets	23	27
Share-based compensation	41	45
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	603	276
Unearned premiums, net of ceded unearned premiums	541	513
Premiums receivable	(871)	(601)
Deferred acquisition costs	(75)	(97)
Reinsurance balances payable	279	(74)
Other items, net	(212)	(13)
Net cash provided by operating activities	963	552
Investing Activities
Purchases of fixed maturity investments	(3,901)	(6,728)
Purchases of equity securities	(8)	(409)
Purchases of other investments	(266)	(616)
Proceeds from sales of fixed maturity investments	3,034	6,053
Proceeds from sales of equity securities	75	1,100
Proceeds from sales, redemptions and maturities of other investments	96	570
Proceeds from redemptions and maturities of fixed maturity investments	180	241
Net settlements of derivative instruments	14	(2)
Net (purchases) sales of short-term investments	(208)	(511)
Purchases of fixed assets	(11)	(11)
Other	(1)	—
Net cash used for investing activities	(996)	(313)
Financing Activities
Purchases of common shares under share repurchase program	—	(255)
Proceeds from common shares issued, net	(18)	(17)
Other	(2)	49
Preferred dividends paid	(10)	(10)
Net cash used for financing activities	(30)	(233)

Effects of exchange rate changes on foreign currency cash and restricted cash	5	(4)

Increase (decrease) in cash and restricted cash	(58)	2
Cash and restricted cash, beginning of year	1,273	1,314
Cash and restricted cash, end of period	$1,215	$1,316

See Notes to Consolidated Financial Statements

ARCH CAPITAL	10	2023 FIRST QUARTER FORM 10-Q

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
Basis of Presentation
The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normally recurring accruals) necessary for a fair statement of results on an interim basis. The results of any interim period are not necessarily indicative of the results for a full year or any future periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”), including the Company’s audited consolidated financial statements and related notes.
The Company has reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on the Company’s net income, comprehensive income, shareholders’ equity or cash flows. All amounts are in millions, except per share amounts, unless otherwise noted.
Recent Accounting Pronouncements
Recently Issued Accounting Standards Adopted
For information regarding additional accounting standards that the Company has not yet adopted, see note 3(t), “Significant Accounting Policies—Recent Accounting Pronouncements,” of the notes to consolidated financial statements in the Company’s 2022 Form 10-K.
2.    Share Transactions

Share-Based Compensation
During the 2023 first quarter, the Company granted 0.5 million stock options, 0.6 million performance share awards and performance share units (“PSAs/PSUs”) and 0.8 million restricted shares and units to certain employees. The stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted average grant-date fair value of the stock options, PSAs/PSUs and restricted shares and units granted during the 2023 first quarter were approximately $23.49, $74.06 and $69.25 per share, respectively. Such values are being amortized over the respective substantive vesting period.
During the 2022 first quarter, the Company granted 0.7 million stock options, 0.7 million PSAs/PSUs and 1.0 million restricted shares and units to certain employees. The stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted average grant-date fair value of the stock options, PSAs/PSUs and restricted shares and units granted during the 2022 first quarter were approximately $13.13, $49.91 and $47.54 per share, respectively. Such values are being amortized over the respective substantive vesting period.

ARCH CAPITAL	11	2023 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income (loss)	$717	$198
Amounts attributable to noncontrolling interests	(2)	(2)
Net income (loss) available to Arch	715	196
Preferred dividends	(10)	(10)
Net income (loss) available to Arch common shareholders	$705	$186

Denominator:
Weighted average common shares and common share equivalents outstanding — basic	367.3	374.2
Effect of dilutive common share equivalents:
Nonvested restricted shares	2.8	2.7
Stock options (1)	7.5	7.3
Weighted average common shares and common share equivalents outstanding — diluted	377.6	384.2

Earnings per common share:
Basic	$1.92	$0.50
Diluted	$1.87	$0.48
(1)    Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2023 first quarter and 2022 first quarter, the number of stock options excluded were 0.5 million and 0.8 million, respectively.

ARCH CAPITAL	12	2023 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.    Segment Information

The Company’s insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company’s chief operating decision makers. The Chief Executive Officer, the Chief Financial Officer and Treasurer and the President and Chief Underwriting Officer are the Company’s chief operating decision makers. They do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for its three underwriting segments based on underwriting income or loss. The Company does not manage its assets by underwriting segment, with the exception of goodwill and intangible assets, and accordingly, investment income is not allocated to each underwriting segment.
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
The insurance segment consists of the Company’s insurance underwriting units which offer specialty product lines on a worldwide basis. Product lines include: construction and national accounts; excess and surplus casualty; professional lines; programs; property, energy, marine and aviation; travel, accident and health; warranty and lenders solutions; and other (consisting of alternative markets, excess workers' compensation and surety business).
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
The mortgage segment includes the Company’s U.S. primary mortgage insurance business, investment and services related to U.S. credit-risk transfer (“CRT”) which are predominately with government sponsored enterprises (“GSEs”) and international mortgage insurance and reinsurance operations. Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company (combined “Arch MI U.S.”) are approved as eligible mortgage insurers by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a GSE. Arch MI U.S. also includes Arch Mortgage Guaranty Company, which is not a GSE-approved entity.
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

ARCH CAPITAL	13	2023 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders:

	Three Months Ended
	March 31, 2023
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$1,979	$2,460	$343	$4,780
Premiums ceded	(542)	(734)	(82)	(1,356)
Net premiums written	1,437	1,726	261	3,424
Change in unearned premiums	(180)	(396)	35	(541)
Net premiums earned	1,257	1,330	296	2,883
Other underwriting income (loss)	—	4	6	10
Losses and loss adjustment expenses	(703)	(766)	(2)	(1,471)
Acquisition expenses	(245)	(281)	(7)	(533)
Other operating expenses	(195)	(74)	(50)	(319)
Underwriting income (loss)	$114	$213	$243	570

Net investment income				199
Net realized gains (losses)				17
Equity in net income (loss) of investment funds accounted for using the equity method				48
Other income (loss)				11
Corporate expenses (2)				(29)
Transaction costs and other (2)				(1)
Amortization of intangible assets				(23)
Interest expense				(32)
Net foreign exchange gains (losses)				(18)
Income (loss) before income taxes and income (loss) from operating affiliates				742
Income tax (expense) benefit				(64)
Income (loss) from operating affiliates				39
Net income (loss)				717
Amounts attributable to redeemable noncontrolling interests				(2)
Net income (loss) available to Arch				715
Preferred dividends				(10)
Net income (loss) available to Arch common shareholders				$705

Underwriting Ratios
Loss ratio	55.9%	57.6%	0.6%	51.0%
Acquisition expense ratio	19.5%	21.1%	2.5%	18.5%
Other operating expense ratio	15.5%	5.6%	16.9%	11.1%
Combined ratio	90.9%	84.3%	20.0%	80.6%

Goodwill and intangible assets	$228	$142	$415	$785
(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	14	2023 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	March 31, 2022
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$1,720	$1,719	$365	$3,801
Premiums ceded	(513)	(580)	(77)	(1,167)
Net premiums written	1,207	1,139	288	2,634
Change in unearned premiums	(180)	(335)	2	(513)
Net premiums earned	1,027	804	290	2,121
Other underwriting income (loss)	—	1	5	6
Losses and loss adjustment expenses	(601)	(454)	54	(1,001)
Acquisition expenses	(196)	(172)	(10)	(378)
Other operating expenses	(167)	(70)	(53)	(290)
Underwriting income (loss)	$63	$109	$286	458

Net investment income				80
Net realized gains (losses)				(292)
Equity in net income (loss) of investment funds accounted for using the equity method				36
Other income (loss)				(9)
Corporate expenses (2)				(32)
Transaction costs and other (2)				—
Amortization of intangible assets				(27)
Interest expense				(33)
Net foreign exchange gains (losses)				4
Income (loss) before income taxes and income (loss) from operating affiliates				185
Income tax (expense) benefit				(12)
Income (loss) from operating affiliates				25
Net income (loss)				198
Amounts attributable to redeemable noncontrolling interests				(2)
Net income (loss) available to Arch				196
Preferred dividends				(10)
Net income (loss) available to Arch common shareholders				$186

Underwriting Ratios
Loss ratio	58.5%	56.5%	(18.9)%	47.2%
Acquisition expense ratio	19.1%	21.4%	3.6%	17.8%
Other operating expense ratio	16.2%	8.7%	18.4%	13.7%
Combined ratio	93.8%	86.6%	3.1%	78.7%

Goodwill and intangible assets	$249	$184	$493	$926

(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	15	2023 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Three Months Ended
	March 31,
	2023	2022
Reserve for losses and loss adjustment expenses at beginning of period	$20,032	$17,757
Unpaid losses and loss adjustment expenses recoverable	6,280	5,599
Net reserve for losses and loss adjustment expenses at beginning of period	13,752	12,158

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	1,607	1,142
Prior years	(136)	(141)
Total net incurred losses and loss adjustment expenses	1,471	1,001

Net foreign exchange (gains) losses and other	55	(33)

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(140)	(71)
Prior years	(727)	(656)
Total net paid losses and loss adjustment expenses	(867)	(727)

Net reserve for losses and loss adjustment expenses at end of period	14,411	12,399
Unpaid losses and loss adjustment expenses recoverable	6,347	5,710
Reserve for losses and loss adjustment expenses at end of period	$20,758	$18,109

Development on Prior Year Loss Reserves
2023 First Quarter
During the 2023 first quarter, the Company recorded net favorable development on prior year loss reserves of $136 million, which consisted of $12 million from the insurance segment, $53 million from the reinsurance segment and $71 million from the mortgage segment.
The insurance segment’s net favorable development of $12 million, or 0.9 loss ratio points, for the 2023 first quarter consisted of $25 million of net favorable development in short-tailed and long-tailed lines and $13 million of net adverse development in medium-tailed lines. Net favorable development in short-tailed lines reflected $9 million of favorable development in property (excluding marine), primarily from 2020 and 2022 accident years (i.e., the year in which a loss occurred), $8 million of favorable development related to travel and accident business, primarily from the 2020 to 2022 accident years, and $7 million of favorable development in warranty and lenders solutions, primarily from the 2022 accident year. Net favorable development in long-tailed lines of $1 million included favorable development in executive assurance business, partially offset by adverse development in casualty and healthcare. Net adverse development in medium-tailed lines included $18 million of adverse development in professional liability business, primarily from the 2017 to 2019 accident years, partially offset by favorable development in marine business of $7 million, primarily from the 2021 and 2022 accident years.
The reinsurance segment’s net favorable development of $53 million, or 4.0 loss ratio points, for the 2023 first quarter consisted of $49 million of net favorable development in short-tailed lines and $3 million of net favorable development in medium-tailed and long-tailed lines. Net favorable development in short-tailed lines reflected $23 million of favorable development related to property other than property catastrophe business, across most underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period), $18 million of favorable development related to other specialty and other short-tailed lines, primarily from the 2020 and 2021 underwriting years, and $8 million of favorable development related to property catastrophe business, primarily from the 2018, 2019 and 2022 underwriting years. Net favorable development in medium-tailed lines included $2 million in marine and aviation lines, while net favorable development in long-tailed lines included $3 million in casualty business.

ARCH CAPITAL	16	2023 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The mortgage segment’s net favorable development was $71 million, or 23.9 loss ratio points, for the 2023 first quarter. Such amounts were primarily related to reductions on reserves for loans becoming delinquent after the onset of the COVID-19 pandemic.The Company’s credit risk transfer and international businesses also contributed to the favorable development.
2022 First Quarter
During the 2022 first quarter, the Company recorded net favorable development on prior year loss reserves of $141 million, which consisted of $7 million from the insurance segment, $32 million from the reinsurance segment and $102 million from the mortgage segment.
The insurance segment’s net favorable development of $7 million, or 0.7 loss ratio points, for the 2022 first quarter consisted of $19 million of net favorable development in short-tailed lines and $12 million of net adverse development in medium-tailed and long-tailed lines. Net favorable development in short-tailed lines reflected $19 million of favorable development in warranty and lenders solutions, primarily from the 2021 accident year. Net adverse development in medium-tailed lines included $7 million of adverse development in professional liability business, primarily from the 2010 to 2013, 2015 and 2019 accident years, and $6 million of adverse development in contract binding business, across most accident years, partially offset by favorable development in program business of $5 million, primarily from the 2020 accident year. Net adverse development in long-tailed lines primarily reflected $6 million of unfavorable development related to casualty lines, primarily from 2019 to 2021 accident years.
The reinsurance segment’s net favorable development of $32 million, or 4.0 loss ratio points, for the 2022 first quarter consisted $35 million of net favorable development in short-tailed and medium-tailed lines and $3 million of net adverse development in long-tailed lines. Net favorable development in short-tailed lines reflected $19 million of favorable development related to property catastrophe and property other than property catastrophe business, primarily from the 2018, 2019 and 2021 underwriting years. Net favorable development in medium-tailed lines included $11 million of favorable development in marine and aviation lines, across most underwriting years. Adverse development in long-tailed lines reflected an increase in casualty reserves, primarily from the 2021 underwriting year, which was partially offset by favorable development in earlier underwriting years.
The mortgage segment’s net favorable development was $102 million, or 35.3 loss ratio points, for the 2022 first quarter, primarily reflecting the impact of lower new delinquencies and favorable cure activity related to the U.S. first lien portfolio primarily from the 2020 accident year. The Company’s credit risk transfer, international, second lien and student loan business also contributed to the favorable development.

ARCH CAPITAL	17	2023 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.    Allowance for Expected Credit Losses

Premiums Receivable
The following table provides a roll forward of the allowance for expected credit losses of the Company’s premium receivables:

	Premium Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended March 31, 2023
Balance at beginning of period	$3,625	$35
Change for provision of expected credit losses (1)		$1
Balance at end of period	$4,513	$36

Three Months Ended March 31, 2022
Balance at beginning of period	$2,633	$40
Change for provision of expected credit losses (1)		$(1)
Balance at end of period	$3,224	$39
(1)Amounts deemed uncollectible are written-off in operating expenses. For the 2023 first quarter and 2022 first quarter, amounts written off were $1 million and $2 million, respectively.
Reinsurance Recoverables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s reinsurance recoverables:

	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended March 31, 2023
Balance at beginning of period	$6,564	$22
Change for provision of expected credit losses		(1)
Balance at end of period	$6,612	$21

Three Months Ended March 31, 2022
Balance at beginning of period	$5,881	$13
Change for provision of expected credit losses		5
Balance at end of period	$5,941	$18
The following table summarizes the Company’s reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums):

	March 31,	December 31
	2023	2022
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	$6,612	$6,564
% due from carriers with A.M. Best rating of “A-” or better	68.3%	68.8%
% due from all other rated carriers	0.2%	0.1%
% due from all other carriers with no A.M. Best rating (1)	31.5%	31.1%
Largest balance due from any one carrier as % of total shareholders’ equity	8.7%	9.0%
(1)    At March 31, 2023 and December 31, 2022 over 94% and 95% of such amount were collateralized through reinsurance trusts, funds withheld arrangements, letters of credit or other, respectively.
Contractholder Receivables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s contractholder receivables:

	Contract-holder Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended March 31, 2023
Balance at beginning of period	$1,731	$3
Change for provision of expected credit losses		(1)
Balance at end of period	$1,750	$2

Three Months Ended March 31, 2022
Balance at beginning of period	$1,829	$3
Change for provision of expected credit losses		1
Balance at end of period	1,810	$4

ARCH CAPITAL	18	2023 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.    Investment Information

Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Cost or Amortized Cost
March 31, 2023
Fixed maturities:
Corporate bonds	$9,409	$84	$(636)	$(45)	$10,006
Residential mortgage backed securities	823	6	(74)	—	891
Municipal bonds	314	2	(24)	—	336
Commercial mortgage backed securities	1,035	1	(54)	(2)	1,090
U.S. government and government agencies	4,563	14	(234)	—	4,783
Non-U.S. government securities	2,187	13	(178)	(3)	2,355
Asset backed securities	2,361	3	(97)	(6)	2,461
Total	20,692	123	(1,297)	(56)	21,922
Short-term investments	1,553	1	(1)	—	1,553
Total	$22,245	$124	$(1,298)	$(56)	$23,475

December 31, 2022
Fixed maturities:
Corporate bonds	$8,020	$55	$(781)	$(30)	$8,776
Residential mortgage backed securities	795	5	(87)	—	877
Municipal bonds	419	3	(33)	—	449
Commercial mortgage backed securities	1,047	1	(58)	(3)	1,107
U.S. government and government agencies	5,162	15	(343)	—	5,490
Non-U.S. government securities	2,313	9	(238)	(2)	2,544
Asset backed securities	1,927	1	(107)	(6)	2,039
Total	19,683	89	(1,647)	(41)	21,282
Short-term investments	1,332	1	(2)	—	1,333
Total	$21,015	$90	$(1,649)	$(41)	$22,615

ARCH CAPITAL	19	2023 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2023
Fixed maturities:
Corporate bonds	$2,723	$(101)	$4,702	$(535)	$7,425	$(636)
Residential mortgage backed securities	412	(18)	279	(56)	691	(74)
Municipal bonds	131	(6)	164	(18)	295	(24)
Commercial mortgage backed securities	167	(8)	855	(46)	1,022	(54)
U.S. government and government agencies	1,209	(40)	2,137	(194)	3,346	(234)
Non-U.S. government securities	1,109	(61)	863	(117)	1,972	(178)
Asset backed securities	909	(31)	1,006	(66)	1,915	(97)
Total	6,660	(265)	10,006	(1,032)	16,666	(1,297)
Short-term investments	274	(1)	—	—	274	(1)
Total	$6,934	$(266)	$10,006	$(1,032)	$16,940	$(1,298)

December 31, 2022
Fixed maturities:
Corporate bonds	$4,823	$(393)	$2,559	$(388)	$7,382	$(781)
Residential mortgage backed securities	546	(52)	154	(35)	700	(87)
Municipal bonds	364	(30)	16	(3)	380	(33)
Commercial mortgage backed securities	598	(35)	445	(23)	1,043	(58)
U.S. government and government agencies	3,557	(197)	1,443	(146)	5,000	(343)
Non-U.S. government securities	1,703	(154)	542	(84)	2,245	(238)
Asset backed securities	1,148	(66)	512	(41)	1,660	(107)
Total	12,739	(927)	5,671	(720)	18,410	(1,647)
Short-term investments	237	(2)	—	—	237	(2)
Total	$12,976	$(929)	$5,671	$(720)	$18,647	$(1,649)
At March 31, 2023, on a lot level basis, approximately 9,380 security lots out of a total of approximately 12,970 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $7 million. At December 31, 2022, on a lot level basis, approximately 9,810 security lots out of a total of approximately 12,590 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $7 million.
The contractual maturities of the Company’s fixed maturities are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023		December 31, 2022
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$483	$507	$511	$537
Due after one year through five years	11,405	11,938	11,016	11,715
Due after five years through 10 years	4,430	4,840	3,984	4,527
Due after 10 years	155	195	403	480
	16,473	17,480	15,914	17,259
Residential mortgage backed securities	823	891	795	877
Commercial mortgage backed securities	1,035	1,090	1,047	1,107
Asset backed securities	2,361	2,461	1,927	2,039
Total	$20,692	$21,922	$19,683	$21,282

ARCH CAPITAL	20	2023 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Equity Securities, at Fair Value
At March 31, 2023, the Company held $859 million of equity securities, at fair value, compared to $860 million at December 31, 2022. Such holdings include publicly traded common stocks primarily in the consumer cyclical and non-cyclical, technology, communication and financial sectors and exchange-traded funds in fixed income, equity and other sectors.
Other Investments, at Fair Value
The following table summarizes the Company’s other investments and other investable assets:

	March 31, 2023	December 31, 2022
Fixed maturities	$631	$554
Other investments	1,121	1,043
Short-term investments	17	33
Equity securities	7	14
Total	$1,776	$1,644
The following table summarizes the Company’s other investments, as detailed in the previous table, by strategy:

	March 31, 2023	December 31, 2022
Lending	$420	$406
Investment grade fixed income	280	271
Term loan investments	209	164
Private equity	131	123
Credit related funds	62	56
Energy	19	23
Total	$1,121	$1,043
Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	March 31, 2023	December 31, 2022
Credit related funds	$1,156	$1,136
Private equity	944	917
Real estate	574	535
Lending	533	531
Infrastructure	271	245
Equities	173	169
Fixed income	135	130
Energy	110	111
Total	$3,896	$3,774

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
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet line item:

	March 31, 2023	December 31, 2022
Investments accounted for using the equity method (1)	$3,896	$3,774
Investments accounted for using the fair value option (2)	130	131
Total	$4,026	$3,905
(1)    Aggregate unfunded commitments were $2.6 billion at March 31, 2023, compared with $2.6 billion at December 31, 2022.
(2)    Aggregate unfunded commitments were $61 million at March 31, 2023, compared to $17 million at December 31, 2022.

ARCH CAPITAL	21	2023 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Investment Income
The components of net investment income were derived from the following sources:

	March 31,
	2023	2022
Three Months Ended
Fixed maturities	$188	$82
Term loans	0	2
Equity securities	4	6
Short-term investments	14	3
Other (1)	13	10
Gross investment income	219	103
Investment expenses	(20)	(23)
Net investment income	$199	$80
(1)    Includes income distributions from investment funds and other items.
Net Realized Gains (Losses)
Net realized gains (losses), which include changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings were as follows:

	March 31,
	2023	2022
Three Months Ended
Available for sale securities:
Gross gains on investment sales	$17	$20
Gross losses on investment sales	(111)	(108)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	6	(31)
Other investments	9	4
Equity securities	1	(3)
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	19	65
Net unrealized gains (losses) on equity securities still held at reporting date	38	(176)
Allowance for credit losses:
Investments related	(16)	(32)
Underwriting related	0	(4)
Derivative instruments (1)	56	(24)
Other	(2)	(3)
Net realized gains (losses)	$17	$(292)
(1)    See note 9 for information on the Company’s derivative instruments.
Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method
The Company recorded an income of $48 million related to investment funds accounted for using the equity method in the 2023 first quarter, compared to $36 million for the 2022 first quarter. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds.
Investments in Operating Affiliates
Investments in which the Company has significant influence over the operating and financial policies are classified as ‘investments in operating affiliates’ on the Company’s balance sheets and are accounted for under the equity method. Such investments primarily include the Company’s investment in Coface SA (“Coface”), Greysbridge Holdings Ltd., (“Greysbridge”) and Premia Holdings Ltd. Investments in Coface and Premia Holdings Ltd. are generally recorded on a three month lag, while the Company’s investment in Greysbridge is not recorded on a lag.
As of March 31, 2023, the Company owned approximately 29.86% of the issued shares of Coface, or 30.09% excluding treasury shares, with a carrying value of $576 million, compared to $563 million at December 31, 2022.
As of March 31, 2023, the Company owned 40% of Greysbridge with a carrying value of $330 million, compared to $306 million at December 31, 2022.
Income from operating affiliates for the 2023 first quarter was $39 million, compared to $25 million, for the 2022 first quarter.
See note 15 for information on Company’s transactions with related parties.

ARCH CAPITAL	22	2023 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Allowance for Expected Credit Losses
The following table provides a roll forward of the allowance for expected credit losses of the Company’s securities classified as available for sale:

	Structured Securities (1)	Corporate Bonds	Non-U.S. Government Securities	Total
Three Months Ended March 31, 2023
Balance at beginning of period	$9	$30	$2	$41
Additions for current-period provision for expected credit losses	—	1	—	1
Additions (reductions) for previously recognized expected credit losses	(1)	15	1	15
Reductions due to disposals	—	(1)	—	(1)
Balance at end of period	$8	$45	$3	$56

Three Months Ended March 31, 2022
Balance at beginning of period	$1	$2	$—	$3
Additions for current-period provision for expected credit losses	6	25	—	31
Additions (reductions) for previously recognized expected credit losses	—	—	—	—
Reductions due to disposals	—	—	—	—
Balance at end of period	$7	$27	$—	$34
(1)    Includes asset backed securities, residential mortgage backed securities and commercial mortgage backed securities.

Restricted Assets
The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its underwriting operations. The Company’s subsidiaries maintain assets in trust accounts as collateral for transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. See note 18, “Commitments and Contingencies,” of the notes to consolidated financial statements in the Company’s 2022 Form 10-K.
The following table details the value of the Company’s restricted assets:

	March 31, 2023	December 31, 2022
Assets used for collateral or guarantees:
Affiliated transactions	$4,353	$4,254
Third party agreements	2,764	2,633
Deposits with U.S. regulatory authorities	805	776
Other (1)	1,089	1,038
Total restricted assets	$9,011	$8,701
(1)    Primarily includes Funds at Lloyds, deposits with non-U.S. regulatory authorities and other restricted assets.
Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	March 31, 2023	December 31, 2022
Cash	$803	$855
Restricted cash (included in ‘other assets’)	412	418
Cash and restricted cash	$1,215	$1,273

ARCH CAPITAL	23	2023 FIRST QUARTER FORM 10-Q

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
The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; (iv) a comparison of the fair value estimates to the Company’s knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) periodic back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at March 31, 2023.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Where quotes are unavailable, fair value is determined by the Investment Manager using quantitative and qualitative assessments such as internally modeled values. Of the $25.2 billion of financial assets and liabilities measured at fair value at March 31, 2023, approximately $13 million, or 0.1%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $23.8 billion of financial assets and liabilities measured at fair value at December 31, 2022, approximately $13 million, or 0.1%, were priced using non-binding broker-dealer quotes or modeled valuations.
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

ARCH CAPITAL	24	2023 FIRST QUARTER FORM 10-Q

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

ARCH CAPITAL	25	2023 FIRST QUARTER FORM 10-Q

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

ARCH CAPITAL	26	2023 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the Company’s financial assets and liabilities measured at fair value by level at March 31, 2023:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$9,409	$—	$9,340	$69
Residential mortgage backed securities	823	—	823	—
Municipal bonds	314	—	314	—
Commercial mortgage backed securities	1,035	—	1,035	—
U.S. government and government agencies	4,563	4,546	17	—
Non-U.S. government securities	2,187	—	2,187	—
Asset backed securities	2,361	—	2,361	—
Total	20,692	4,546	16,077	69

Short-term investments	1,553	1,406	147	—

Equity securities, at fair value	859	825	29	5

Derivative instruments (2)	211	—	211	—

Residential mortgage loans	2	—	2	—

Fair value option:
Corporate bonds	613	—	613	—
Non-U.S. government bonds	7	—	7	—
Asset backed securities	2	—	2	—
U.S. government and government agencies	9	9	—	—
Short-term investments	17	1	16	—
Equity securities	7	3	—	4
Other investments	249	—	203	46
Other investments measured at net asset value (1)	872
Total	1,776	13	841	50

Total assets measured at fair value	$25,093	$6,790	$17,307	$124

Liabilities measured at fair value:
Other liabilities	$(14)	$—	$—	$(14)
Derivative instruments (2)	(101)	—	(101)	—
Total liabilities measured at fair value	$(115)	$—	$(101)	$(14)

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
(2)    See note 9.

ARCH CAPITAL	27	2023 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2022:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$8,020	$—	$7,899	$121
Residential mortgage backed securities	795	—	795	—
Municipal bonds	419	—	419	—
Commercial mortgage backed securities	1,047	—	1,047	—
U.S. government and government agencies	5,162	5,145	17	—
Non-U.S. government securities	2,313	—	2,313	—
Asset backed securities	1,927	—	1,927	—
Total	19,683	5,145	14,417	121

Short-term investments	1,332	1,198	134	—

Equity securities, at fair value	860	829	28	3

Derivative instruments (2)	149	—	149	—

Residential mortgage loans	2	—	2	—

Fair value option:
Corporate bonds	543	—	543	—
Non-U.S. government bonds	4	—	4	—
Asset backed securities	2	—	2	—
U.S. government and government agencies	5	5	—	—
Short-term investments	33	1	32	—
Equity securities	14	10	—	4
Other investments	196	—	163	33
Other investments measured at net asset value (1)	847
Total	1,644	16	744	37

Total assets measured at fair value	$23,670	$7,188	$15,474	$161

Liabilities measured at fair value:
Other liabilities	$(14)	$—	$—	$(14)
Derivative instruments (2)	(76)	—	(76)	—
Total liabilities measured at fair value	$(90)	$—	$(76)	$(14)

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
(2)    See note 9.

ARCH CAPITAL	28	2023 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Assets					Liabilities
s	Available For Sale		Fair Value Option		Fair Value
	Structured Securities (1)	Corporate Bonds	Other Investments	Equity Securities	Equity Securities	Other Liabilities
Three Months Ended March 31, 2023
Balance at beginning of period	$—	$121	$33	$4	$4	$(14)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	1	(1)	—	—	—
Included in other comprehensive income	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	18	—	1	—
Issuances	—	—	—	—	—	—
Sales	—	—	(4)	—	—	—
Settlements	—	(53)	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Balance at end of period	$—	$69	$46	$4	$5	$(14)

Three Months Ended March 31, 2022
Balance at beginning of period	$3	$—	$28	$5	$3	$(17)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—	(1)
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	(2)	—	—	—
Settlements	—	—	(3)	—	—	—
Transfers in and/or out of Level 3	—	4	—	—	—	—
Balance at end of period	$3	$4	$23	$5	$3	$(18)
(1)    Includes asset backed securities, residential mortgage backed securities and commercial mortgage backed securities.
(2)    Gains or losses were included in net realized gains (losses).

Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at March 31, 2023, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At March 31, 2023, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.5 billion. At December 31, 2022, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.4 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
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
From time to time, the Company purchases to-be-announced mortgage backed securities (“TBAs”) as part of its investment strategy. TBAs represent commitments to purchase a future issuance of agency mortgage backed securities. For the period between purchase of a TBA and

ARCH CAPITAL	29	2023 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
issuance of the underlying security, the Company’s position is accounted for as a derivative. The Company purchases TBAs in both long and short positions to enhance investment performance and as part of its overall investment strategy.
The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives (1)	Liability Derivatives (1)	Notional Value (2)
March 31, 2023
Futures contracts	$105	$(47)	$2,516
Foreign currency forward contracts	21	(26)	1,062
Other	85	(28)	1,006
Total	$211	$(101)

December 31, 2022
Futures contracts	$51	$(17)	$3,138
Foreign currency forward contracts	39	(35)	1,136
Other	59	(24)	3,592
Total	$149	$(76)
(1)    The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’
(2)    Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.

The Company did not hold any derivatives which were designated as hedging instruments at March 31, 2023 or December 31, 2022.
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
At March 31, 2023, asset derivatives and liability derivatives of $210 million and $95 million, respectively, were subject to a master netting agreement, compared to $147 million and $73 million, respectively, at December 31, 2022. The remaining derivatives included in the preceding table were not subject to a master netting agreement.
Realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as	March 31,
hedging instruments:	2023	2022

Three Months Ended
Net realized gains (losses):
Futures contracts	$39	$(47)
Foreign currency forward contracts	9	(2)
Other (1)	8	25
Total	$56	$(24)
(1)    Includes realized gains and losses on swaps, options and other derivatives contracts.
10.    Commitments and Contingencies

Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $2.9 billion at March 31, 2023, consistent with $2.9 billion at December 31, 2022.
Interest Paid
Interest paid on the Company’s senior notes and other borrowings was nominal for the three months ended March 31, 2023, compared to $1 million for the 2022 period.

ARCH CAPITAL	30	2023 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11.    Variable Interest Entities

Bellemeade Re
The Company has entered into aggregate excess of loss mortgage reinsurance agreements with various special purpose reinsurance companies domiciled in Bermuda (the “Bellemeade Agreements”). At the time the Bellemeade Agreements were entered into, the applicability of the accounting guidance that addresses VIEs was evaluated. As a result of the evaluation of the Bellemeade Agreements, the Company concluded that these entities are VIEs. However, given that the ceding insurers do not have the unilateral power to direct those activities that are significant to their economic performance, the Company does not consolidate such entities in its consolidated financial statements. The Company’s on-balance sheet liability was $5 million at March 31, 2023, compared to $2 million at December 31, 2022, while the maximum off-balance sheet exposure to loss was $24 million at March 31, 2023, compared to $27 million at December 31, 2022. The Company’s maximum exposure to loss associated with these VIEs is calculated as the maximum historical observable spread between the benchmark index for each respective transaction and short term invested trust asset yields. The benchmark index for agreements effective prior to 2021 is based on one-month LIBOR, while the benchmark index for 2021 and later agreements is based on the Secured Overnight Financing Rate (“SOFR”). SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The following table summarizes the total assets of the Bellemeade entities:

	March 31, 2023		December 31, 2022
Bellemeade Entities (Issue Date)	Total VIE Assets	Coverage Remaining from Reinsurers (1)	Total VIE Assets
2017-1 Ltd. (Oct-17)	$—	$—	$37
2018-1 Ltd. (Apr-18)	78	—	90
2018-3 Ltd. (Oct-18)	183	—	199
2019-1 Ltd. (Mar-19)	99	—	108
2019-2 Ltd. (Apr-19)	307	—	325
2019-3 Ltd. (Jul-19)	182	—	223
2019-4 Ltd. (Oct-19)	252	—	266
2020-2 Ltd. (Sep-20)	89	—	105
2020-3 Ltd. (Nov-20)	224	6	244
2020-4 Ltd. (Dec-20)	87	3	98
2021-1 Ltd. (Mar-21)	438	29	467
2021-2 Ltd. (Jun-21)	434	71	458
2021-3 Ltd. (Sep-21)	481	125	490
2022-1 Ltd. (Jan-22)	284	33	284
2022-2 Ltd. (Sep-22)	201	126	201
Total	$3,339	$393	$3,595
(1) Coverage from a separate panel of reinsurers remaining at March 31, 2023.

ARCH CAPITAL	31	2023 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.    Other Comprehensive Income (Loss)

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended
Details About	Line Item That Includes	March 31,
AOCI Components	Reclassification	2023	2022

Unrealized appreciation (decline) on available-for-sale investments
	Net realized gains (losses)	$(94)	$(88)
	Provision for credit losses	(16)	(32)
	Total before tax	(110)	(120)
	Income tax (expense) benefit	11	18
	Net of tax	$(99)	$(102)

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended March 31, 2023
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$281	$36	$245
Less reclassification of net realized gains (losses) included in net income	(110)	(11)	(99)
Foreign currency translation adjustments	5	—	5
Other comprehensive income (loss)	$396	$47	$349

Three Months Ended March 31, 2022
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(784)	$(100)	$(684)
Less reclassification of net realized gains (losses) included in net income	(120)	(18)	(102)
Foreign currency translation adjustments	(3)	—	(3)
Other comprehensive income (loss)	$(667)	$(82)	$(585)

ARCH CAPITAL	32	2023 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    Income Taxes

The Company’s income tax provision on income before income taxes, including income (loss) from operating affiliates, resulted in an effective tax rate of 8.2% for the three months ended March 31, 2023, compared to 5.6% for the three months ended March 31, 2022. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
The Company had a net deferred tax asset of $450 million at March 31, 2023, compared to a net deferred tax asset of $531 million at December 31, 2022. The change is primarily a result of market value fluctuations in the investment portfolio. In addition, the Company paid $4 million and $9 million of income taxes for the three months ended March 31, 2023 and 2022, respectively.
14.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of March 31, 2023, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

15.    Transactions with Related Parties

Premia Reinsurance Ltd. is a multi-line Bermuda reinsurance company (and its affiliates together with Premia Holdings Ltd., “Premia”). The Company has entered into certain reinsurance transactions with Premia. For the three months ended March 31, 2023, the Company recorded net premiums written and earned of $75 million, compared to $1 million for the three months ended March 31, 2022. At March 31, 2023, the Company recorded a funds held asset from Premia of $199 million, compared to $119 million at December 31, 2022.
Somers Group Holdings Ltd. and its wholly owned subsidiaries (collectively, “Somers”) are wholly owned by Greysbridge. The Company has entered into certain reinsurance transactions with Somers. For the three months ended March 31, 2023, the Company recorded ceded premiums written related to such transactions of $219 million, compared to $221 million for the three months ended March 31, 2022. In addition, Somers paid certain acquisition costs and administrative fees to the Company. At March 31, 2023, the Company recorded a reinsurance recoverable on unpaid and paid losses from Somers of $1.2 billion and a reinsurance balance payable to Somers of $435 million, compared to $1.2 billion and $414 million, respectively, at December 31, 2022.

ARCH CAPITAL	33	2023 FIRST QUARTER FORM 10-Q

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with our consolidated financial statements included in Item 1 of this report and also our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). In addition, readers should review “Risk Factors” set forth in Item 1A of Part I of our 2022 Form 10-K and “ITEM 1A—Risk Factors” of this Form 10-Q. All amounts are in millions, except per share amounts, unless otherwise noted.
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “Arch”, “we”, “our” or “us”) is a publicly listed Bermuda exempted company with approximately $16.7 billion in capital at March 31, 2023 and, through operations in Bermuda, the United States, Europe, Canada and Australia, writes insurance, reinsurance and mortgage insurance on a worldwide basis.

ARCH CAPITAL	34	2023 FIRST QUARTER FORM 10-Q

CURRENT OUTLOOK

Our objective in 2023 remains the same, to deliver long term value for our shareholders. The 2023 first quarter financial highlights included book value per share growth of 8.4% and an annualized net income and operating return on average common equity of 22.3% and 20.7%, respectively. See “Comment on Non-GAAP Financial Measures.”
Our property casualty underwriting teams continue to lean into attractive market conditions where excellent risk-adjusted returns remain available. The property and casualty environment continues to offer opportunities, as evidenced by the growth in our premiums numbers. A key element of cycle management is to respond aggressively when conditions change. We continue to execute our cycle management strategy by actively allocating capital to the sectors where rates allow for returns that are higher than our cost of capital.
Being an effective underwriting cycle manager means that our underwriters know that they have degrees of freedom in choosing to deploy capital across our diversified, specialty-focused platform. Our belief is that, because we have a wide range of choices to allocate underwriting capital at any time, we can generate more consistent and stable underwriting income over the long run.
In our insurance segment, we continue to take advantage of favorable market conditions. For the past few quarters, property has seen significant rate escalation. The property market is still broadly dislocated, and we believe it will take further rate improvement before it finds equilibrium. General liability rates have picked up again and large account D&O is one of the very few lines that has seen decelerating rates. Overall, the market remains disciplined in its behavior and we continue to obtain rate above trend.
In the reinsurance property market, pricing for January 1 renewals was strong. This was fueled in part by improved pricing and terms and conditions on the primary side. As a result, property catastrophe net premiums written for the 2023 first quarter were nearly double from the 2022 first quarter. From our perspective, the improved conditions at January 1 renewals are a leading indicator as we prepare for the mid-year renewals.
Inflation continues to be a focus for our industry. We proactively analyze available data and we incorporate emerging trends into our pricing and reserving. We believe that this discipline, coupled with increases in future investment returns and prudent reserving, helps us somewhat mitigate inflation’s impact.
Our mortgage segment operates on a different cycle than the property and casualty segments, but it remains a significant contributor to earnings, generating $243 million of underwriting income in the 2023 first quarter. Our mortgage portfolio was shaped with a focus on credit quality and data-driven risk selection as demonstrated by our 1.65% delinquency rate at March 31, 2023, the lowest since March 31, 2020. Our disciplined underwriting approach has produced a portfolio with a favorable risk profile, including higher FICO scores and favorable loan-to-value and debt-to-income ratios.
FINANCIAL MEASURES

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for Arch Capital’s common shareholders:
Book Value per Share
Book value per share represents total common shareholders’ equity available to Arch divided by the number of common shares outstanding. Management uses growth in book value per share as a key measure of the value generated for our common shareholders each period and believes that book value per share is the key driver of Arch Capital’s share price over time. Book value per share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per share depending on the purchase price. Book value per share was $35.35 at March 31, 2023, compared to $32.62 at December 31, 2022, and $32.18 at March 31, 2022. The 8.4% increase in book value per share for the 2023 first quarter reflected strong underwriting and investment results.
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

ARCH CAPITAL	35	2023 FIRST QUARTER FORM 10-Q

Our annualized net income return on average common equity was 22.3% for the 2023 first quarter, compared to 6.0% for the 2022 first quarter. Our Operating ROAE was 20.7% for the 2023 first quarter, compared to 13.6% for the 2022 first quarter. The 2023 first quarter annualized net income return reflected strong underwriting and investment results, while the 2022 period reflected strong underwriting results, partially offset by a higher level of net realized losses which included mark-to-market losses on equities.
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

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2023 First Quarter	2.54%	2.64%
2022 First Quarter	(3.07)%	(3.97)%
Total return for the 2023 first quarter primarily reflected strong returns in our fixed income portfolio which benefited from a slight downward pressure on interest rates during the quarter. We continue to maintain a relatively short duration on our portfolio of 2.89 years at March 31, 2023.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide, unlike many master indices that change based on the size of their constituent indices, a relatively stable basket of investable indices. At March 31, 2023, the benchmark return index had an average credit quality of “A1” by Moody’s
Investors Service (“Moody’s”), and an estimated duration of 2.81 years.
The benchmark return index included weightings to the following indices:

%
ICE BofA 1-10 Year U.S. Corporate Index	28.50
Alternatives - Yield on 3-5 Year U.S. Treasury Index plus 6%	16.50
ICE BofA 1-10 Year U.S. Treasury Index	15.75
ICE BofA U.S. High Yield Constrained Index	8.00
ICE BofA 1-5 Year U.K. Gilt Index	5.50
JPM CLOIE Investment Grade	4.50
ICE BofA German Government 1-10 Year Index	4.00
S&P 500 Total Return Index	4.00
ICE BofA 0-3 Month U.S. Treasury Index	3.00
ICE BofA U.S. ABS & CMBS Index	3.00
ICE BofA 1-5 Year Canada Government Index	2.50
ICE BofA 1-5 Year Australia Government Index	2.50
ICE BofA U.S. Mortgage Backed Securities Index	1.50
ICE BofA 15+ Year Canada Government Index	0.50
ICE BofA 1-5 Year Japan Government Index	0.25
Total	100.00%
COMMENT ON NON-GAAP FINANCIAL MEASURES

Throughout this filing, we present our operations in the way we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use our financial information in evaluating the performance of our company. This presentation includes the use of after-tax operating income available to Arch common shareholders, which is defined as net income available to Arch common shareholders, excluding net realized gains or losses (which includes changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings), equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other, income taxes, and the use of annualized operating return on average common equity. The presentation of after-tax operating income available to Arch common shareholders and annualized operating return on average common equity are non-GAAP financial measures as defined in Regulation G. The reconciliation of such measures to net income available to Arch common shareholders and annualized net income return on average common equity (the most directly comparable GAAP financial measures) in accordance with Regulation G is included under “Results of Operations” below.
We believe that net realized gains or losses, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other in any particular period are not indicative of the performance, of or trends, in our business.

ARCH CAPITAL	36	2023 FIRST QUARTER FORM 10-Q

Although net realized gains or losses, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses are an integral part of our operations, the decision to realize these items, are independent of the insurance underwriting process and result, in large part, from general economic and financial market conditions. Furthermore, certain users of our financial information believe that, for many companies, the timing of the realization of investment gains or losses is largely opportunistic. In addition, changes in the allowance for credit losses and net impairment losses recognized in earnings on our investments represent other-than-temporary declines in expected recovery values on securities without actual realization.
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
Our segment information includes the presentation of consolidated underwriting income or loss. Such measures represent the pre-tax profitability of our underwriting operations and include net premiums earned plus other underwriting income, less losses and loss adjustment expenses, acquisition expenses and other operating expenses. Other operating expenses include those operating expenses that are incremental and/or directly attributable to our individual underwriting operations. Underwriting income or loss does not incorporate items included in our corporate segment. While these measures are presented in note 4, “Segment Information,” of the notes accompanying our consolidated financial statements, they are considered non-GAAP financial measures when presented elsewhere on a consolidated basis. The reconciliations of underwriting income or loss to income before income taxes (the most directly comparable GAAP financial measure) on a consolidated basis, in accordance with Regulation G, is shown in note 4, “Segment Information” to our consolidated financial statements.
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
Total return on investments includes investment income, equity in net income or loss of investment funds accounted for using the equity method, net realized gains and losses (excluding changes in the allowance for credit losses on non-investment related financial assets) and the change in unrealized gains and losses generated by Arch’s investment portfolio. Total return is calculated on a pre-tax basis and before investment expenses, and reflects the effect of financial market conditions along with foreign currency fluctuations. In addition, total return incorporates the timing of investment returns during the periods. There is no directly comparable GAAP financial measure for total return. Management uses total return on investments as a key measure of the return generated to Arch common shareholders, and compares the return generated by our

ARCH CAPITAL	37	2023 FIRST QUARTER FORM 10-Q

investment portfolio against benchmark returns during the periods.
RESULTS OF OPERATIONS

The following table summarizes our consolidated financial data, including a reconciliation of net income or loss available to Arch common shareholders to after-tax operating income or loss available to Arch common shareholders. See “Comment on Non-GAAP Financial Measures.”

	Three Months Ended
	March 31,
	2023	2022
Net income available to Arch common shareholders	$705	$186
Net realized (gains) losses	(17)	292
Equity in net (income) loss of investment funds accounted for using the equity method	(48)	(36)
Net foreign exchange (gains) losses	18	(4)
Transaction costs and other	(1)	—
Income tax expense (benefit) (1)	(3)	(16)
After-tax operating income available to Arch common shareholders	$654	$422

Beginning common shareholders’ equity	$12,080	$12,716
Ending common shareholders’ equity	13,158	12,090
Average common shareholders’ equity	$12,619	$12,403

Annualized net income return on average common equity %	22.3	6.0
Annualized operating return on average common equity %	20.7	13.6
(1)    Income tax expense on net realized gains or losses, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses and transaction costs and other reflects the relative mix reported by jurisdiction and the varying tax rates in each jurisdiction.
Segment Information
We classify our businesses into three underwriting segments insurance, reinsurance and mortgage. Our insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to our chief operating decision makers. The Chief Executive Officer, the Chief Financial Officer and Treasurer and the President and Chief Underwriting Officer are the Company’s chief operating decision makers. They do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for our three underwriting segments based on underwriting income or loss. We do not manage our assets by underwriting segment, with the exception of goodwill and intangible assets, and accordingly, investment income is not allocated to each underwriting segment.
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
Insurance Segment
The following tables set forth our insurance segment’s underwriting results:

	Three Months Ended March 31,
	2023	2022	% Change
Gross premiums written	$1,979	$1,720	15.1
Premiums ceded	(542)	(513)
Net premiums written	1,437	1,207	19.1
Change in unearned premiums	(180)	(180)
Net premiums earned	1,257	1,027	22.4
Losses and loss adjustment expenses	(703)	(601)
Acquisition expenses	(245)	(196)
Other operating expenses	(195)	(167)
Underwriting income (loss)	$114	$63	81.0

Underwriting Ratios			% Point Change
Loss ratio	55.9%	58.5%	(2.6)
Acquisition expense ratio	19.5%	19.1%	0.4
Other operating expense ratio	15.5%	16.2%	(0.7)
Combined ratio	90.9%	93.8%	(2.9)
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

ARCH CAPITAL	38	2023 FIRST QUARTER FORM 10-Q

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
Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended March 31,
	2023		2022
	Amount	%	Amount	%
Professional lines	$328	22.8	$348	28.8
Property, energy, marine and aviation	275	19.1	201	16.7
Travel, accident and health	180	12.5	165	13.7
Construction and national accounts	173	12.0	136	11.3
Programs	141	9.8	129	10.7
Excess and surplus casualty	131	9.1	100	8.3
Warranty and lenders solutions	89	6.2	25	2.1
Other	120	8.4	103	8.5
Total	$1,437	100.0	$1,207	100.0
2023 First Quarter versus 2022 Period. Gross premiums written by the insurance segment in the 2023 first quarter were 15.1% higher than in the 2022 first quarter, while net premiums written were 19.1% higher. The higher level of net premiums written reflected increases in most lines of business, due in part to new business opportunities, growth in existing accounts and rate increases. In addition, the insurance segment retained more business in the 2023 first quarter due to ongoing changes to its reinsurance programs and was impacted by changes in the mix of business.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended March 31,
	2023		2022
	Amount	%	Amount	%
Professional lines	$349	27.8	$290	28.2
Property, energy, marine and aviation	227	18.1	174	16.9
Travel, accident and health	128	10.2	105	10.2
Construction and national accounts	126	10.0	97	9.4
Programs	144	11.5	140	13.6
Excess and surplus casualty	111	8.8	91	8.9
Warranty and lenders solutions	50	4.0	31	3.0
Other	122	9.7	99	9.6
Total	$1,257	100.0	$1,027	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters. For the 2023 first quarter, net premiums earned were 22.4% higher than in the 2022 first quarter.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended
	March 31,
	2023	2022
Current year	56.8%	59.2%
Prior period reserve development	(0.9)%	(0.7)%
Loss ratio	55.9%	58.5%
Current Year Loss Ratio.
2023 First Quarter versus 2022 Period. The insurance segment’s current year loss ratio in the 2023 first quarter was 2.4 points lower than in the 2022 first quarter. The 2023 first quarter loss ratio reflected 1.4 points of current year catastrophic activity, spread across a series of global events, compared to 3.1 points of catastrophic activity for the 2022 first quarter, primarily related to Russia’s invasion of Ukraine and other natural catastrophes occurring in the 2022 first quarter.

ARCH CAPITAL	39	2023 FIRST QUARTER FORM 10-Q

Prior Period Reserve Development.
The insurance segment’s net favorable development was $12 million, or 0.9 points, for the 2023 first quarter, compared to $7 million, or 0.7 points, for the 2022 first quarter. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
2023 First Quarter versus 2022 Period. The insurance segment’s underwriting expense ratio was 35.0% in the 2023 first quarter, compared to 35.3% in the 2022 first quarter, with the decrease primarily due to growth in net premiums earned.
Reinsurance Segment
The following tables set forth our reinsurance segment’s underwriting results:

	Three Months Ended March 31,
	2023	2022	% Change
Gross premiums written	$2,460	$1,719	43.1
Premiums ceded	(734)	(580)
Net premiums written	1,726	1,139	51.5
Change in unearned premiums	(396)	(335)
Net premiums earned	1,330	804	65.4
Other underwriting income (loss)	4	1
Losses and loss adjustment expenses	(766)	(454)
Acquisition expenses	(281)	(172)
Other operating expenses	(74)	(70)
Underwriting income (loss)	$213	$109	95.4

Underwriting Ratios			% Point Change
Loss ratio	57.6%	56.5%	1.1
Acquisition expense ratio	21.1%	21.4%	(0.3)
Other operating expense ratio	5.6%	8.7%	(3.1)
Combined ratio	84.3%	86.6%	(2.3)
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
Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended March 31,
	2023		2022
	Amount	%	Amount	%
Other specialty	$619	35.9	$364	32.0
Property excluding property catastrophe	446	25.8	295	25.9
Casualty	283	16.4	266	23.4
Property catastrophe	257	14.9	129	11.3
Marine and aviation	99	5.7	52	4.6
Other	22	1.3	33	2.9
Total	$1,726	100.0	$1,139	100.0
2023 First Quarter versus 2022 Period. Gross premiums written by the reinsurance segment in the 2023 first quarter were 43.1% higher than in the 2022 first quarter, while net premiums written were 51.5% higher. Growth in net premiums written reflected increases in most lines of business, due in part to rate increases, new business opportunities and growth in existing accounts. In addition, the reinsurance segment retained more business in the 2023

ARCH CAPITAL	40	2023 FIRST QUARTER FORM 10-Q

first quarter due to a lower level of retrocession activity than in the 2022 first quarter and was impacted by changes in the mix of business.
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended March 31,
	2023		2022
	Amount	%	Amount	%
Other specialty	$511	38.4	$232	28.9
Property excluding property catastrophe	354	26.6	232	28.9
Casualty	253	19.0	198	24.6
Property catastrophe	139	10.5	77	9.6
Marine and aviation	51	3.8	42	5.2
Other	22	1.7	23	2.9
Total	$1,330	100.0	$804	100.0
Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned by the reinsurance segment in the 2023 first quarter were 65.4% higher than in the 2022 first quarter, and reflect changes in net premiums written over the previous five quarters.
Other Underwriting Income (Loss).
Other underwriting income for the 2023 first quarter was $4 million, compared to $1 million for the 2022 first quarter.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended
	March 31,
	2023	2022
Current year	61.6%	60.5%
Prior period reserve development	(4.0)%	(4.0)%
Loss ratio	57.6%	56.5%
Current Year Loss Ratio.
2023 First Quarter versus 2022 Period. The reinsurance segment’s current year loss ratio in the 2023 first quarter was 1.1 points higher than in the 2022 first quarter. The 2023 first quarter loss ratio reflected 5.4 points of current year catastrophic activity spread across a series of global events. The 2022 first quarter included 6.5 points of catastrophic activity, primarily related to Russia’s invasion of Ukraine. In addition, the 2023 first quarter loss ratio reflected the impact of rate increases and changes in mix of business compared to the 2022 first quarter.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $53 million, or 4.0 points, for the 2023 first quarter, compared to $32 million, or 4.0 points, for the 2022 first quarter. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
2023 First Quarter versus 2022 Period. The underwriting expense ratio for the reinsurance segment was 26.7% in the 2023 first quarter, compared to 30.1% in the 2022 first quarter, with the decrease primarily due to growth in net premiums earned.
Mortgage Segment
Our mortgage operations include U.S. and international mortgage insurance and reinsurance operations as well as participation in GSE credit risk-sharing transactions.
The following tables set forth our mortgage segment’s underwriting results:

	Three Months Ended March 31,
	2023	2022	% Change
Gross premiums written	$343	$365	(6.0)
Premiums ceded	(82)	(77)
Net premiums written	261	288	(9.4)
Change in unearned premiums	35	2
Net premiums earned	296	290	2.1
Other underwriting income	6	5
Losses and loss adjustment expenses	(2)	54
Acquisition expenses	(7)	(10)
Other operating expenses	(50)	(53)
Underwriting income	$243	$286	(15.0)

Underwriting Ratios			% Point Change
Loss ratio	0.6%	(18.9)%	19.5
Acquisition expense ratio	2.5%	3.6%	(1.1)
Other operating expense ratio	16.9%	18.4%	(1.5)
Combined ratio	20.0%	3.1%	16.9

ARCH CAPITAL	41	2023 FIRST QUARTER FORM 10-Q

Premiums Written.
The following tables set forth our mortgage segment’s net premiums written by underwriting location:

	Three Months Ended March 31,
	2023		2022
	Amount	%	Amount	%
Underwriting location:
United States	$188	72.0	$201	69.8
Other	73	28.0	87	30.2
Total	$261	100.0	$288	100.0

2023 First Quarter versus 2022 Period. Gross premiums written by the mortgage segment in the 2023 first quarter were 6.0% lower than in the 2022 first quarter, while net premiums written were 9.4% lower. The decrease in gross premiums written primarily reflected lower originations in the Australian market and a reduction in U.S. primary mortgage insurance single premium business, which was partially offset by a higher volume of credit risk transfer transactions. Net premiums written for the 2023 first quarter reflected a higher level of ceded premiums through quota share reinsurance agreements than in the 2022 first quarter.
The persistency rate, which represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period, was 81.7% for the Arch MI U.S. portfolio of mortgage insurance policies at March 31, 2023, reflecting a lower level of mortgage refinancing activity, compared to 66.9% at March 31, 2022.
The following tables provide details on the new insurance written (“NIW”) generated by Arch MI U.S. NIW represents the original principal balance of all loans that received coverage during the period.

	Three Months Ended March 31,
	2023		2022
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$10,394		$20,015

Credit quality (FICO):
>=740	$6,672	64.2	$13,152	65.7
680-739	3,490	33.6	6,254	31.2
620-679	229	2.2	606	3.0
<620	3	0.0	3	0.0
Total	$10,394	100.0	$20,015	100.0

Loan-to-value (LTV):
95.01% and above	$519	5.0	$1,096	5.5
90.01% to 95.00%	6,043	58.1	10,778	53.8
85.01% to 90.00%	2,772	26.7	5,733	28.6
85.00% and below	1,060	10.2	2,408	12.0
Total	$10,394	100.0	$20,015	100.0

Monthly vs. single:
Monthly	$10,106	97.2	$19,201	95.9
Single	288	2.8	814	4.1
Total	$10,394	100.0	$20,015	100.0

Purchase vs. refinance:
Purchase	$10,201	98.1	$19,157	95.7
Refinance	193	1.9	858	4.3
Total	$10,394	100.0	$20,015	100.0
(1)Represents the original principal balance of all loans that received coverage during the period.

Net Premiums Earned.
The following tables set forth our mortgage segment’s net premiums earned by underwriting location:

	Three Months Ended March 31,
	2023		2022
	Amount	%	Amount	%
Underwriting location:
United States	$197	66.6	$210	72.4
Other	99	33.4	80	27.6
Total	$296	100.0	$290	100.0
2023 First Quarter versus 2022 Period. Net premiums earned for the 2023 first quarter were 2.1% higher than in the 2022 first quarter, primarily due to growth in credit risk transfer and international business, which was partially offset by higher ceded premiums and lower single premium policy terminations on U.S. primary mortgage insurance.
Other Underwriting Income (Loss).
Other underwriting income, which is primarily related to GSE credit risk-sharing transactions and our whole mortgage loan purchase and sell program was $6 million for the 2023 first quarter, compared to $5 million for the 2022 first quarter.

ARCH CAPITAL	42	2023 FIRST QUARTER FORM 10-Q

Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended
	March 31,
	2023	2022
Current year	24.5%	16.4%
Prior period reserve development	(23.9)%	(35.3)%
Loss ratio	0.6%	(18.9)%
Current Year Loss Ratio.
2023 First Quarter versus 2022 Period. The mortgage segment’s current year loss ratio was 8.1 points higher in the 2023 first quarter than in the 2022 first quarter. The higher current year loss ratio for the 2023 first quarter reflected higher delinquencies and an increase in reserves due to higher estimated claim rates.
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $71 million, or 23.9 points, for the 2023 first quarter, compared to $102 million, or 35.3 points, for the 2022 first quarter. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
2023 First Quarter versus 2022 Period. The underwriting expense ratio for the mortgage segment was 19.4% in the 2023 first quarter, compared to 22.0% in the 2022 first quarter, with the decrease reflecting lower operating expenses due to lower headcount, and higher profit commissions on business ceded related to favorable development of prior year loss reserves.
Corporate Segment
The corporate segment results include net investment income, net realized gains or losses (which includes realized and unrealized changes in the fair value of equity securities and assets accounted for using the fair value option, realized and unrealized gains and losses on derivative instruments and changes in the allowance for credit losses on financial assets), equity in net income or loss of investments accounted for using the equity method, other income or loss, corporate expenses, transaction costs and other, amortization of intangible assets, interest expense, net foreign exchange gains or losses, income taxes, income from operating affiliates and items related to our non-cumulative preferred shares.
Net Investment Income.
The components of net investment income were derived from the following sources:

	Three Months Ended
	March 31,
	2023	2022
Fixed maturities	$188	$82
Equity securities	4	6
Short-term investments	14	3
Other (1)	13	12
Gross investment income	219	103
Investment expenses (2)	(20)	(23)
Net investment income	$199	$80
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.
(2)    Investment expenses were approximately 0.26% of average invested assets for the 2023 first quarter, compared to 0.35% for the 2022 first quarter.
The higher level of net investment income for the 2023 first quarter was primarily related to higher yields available in the financial market. The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 3.03% for the 2023 first quarter, compared to 1.34% for the 2022 first quarter.
Corporate Expenses.
Corporate expenses were $29 million for the 2023 first quarter, compared to $32 million for the 2022 first quarter. The decrease in corporate expenses was primarily due to lower incentive compensation costs.
Other Income (Losses).
Other income for the 2023 first quarter was $11 million, compared to a loss of $9 million for the 2022 first quarter. Amounts in both periods primarily reflect changes in the cash surrender value of our investment in corporate-owned life insurance.
Amortization of Intangible Assets.
Amortization of intangible assets for the 2023 first quarter was $23 million, compared to $27 million for the 2022 first quarter. Amounts in 2023 and 2022 period primarily attributed to amortization of finite-lived intangible assets.
Interest Expense.
Interest expense was $32 million for the 2023 first quarter, compared to the $33 million for the 2022 first quarter. Interest expense primarily reflects amounts related to our outstanding senior notes.

ARCH CAPITAL	43	2023 FIRST QUARTER FORM 10-Q

Net Realized Gains or Losses.
We recorded net realized gains of $17 million for the 2023 first quarter, compared to net realized losses of $292 million for the 2022 first quarter. Amounts in the 2022 period included mark-to-market losses on equity securities. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations.
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
Equity in Net Income or Losses of Investment Funds Accounted for Using the Equity Method.
Equity in net income of investment funds accounted for using the equity method was $48 million in the 2023 first quarter, compared to $36 million for the 2022 first quarter. Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Investment funds accounted for using the equity method totaled $3.9 billion at March 31, 2023, compared to $3.8 billion at December 31, 2022. See note 7, “Investment Information—Investments Accounted For Using the Equity Method,” to our consolidated financial statements for additional information.
Net Foreign Exchange Gains or Losses.
Net foreign exchange losses for the 2023 first quarter were $18 million, compared to net foreign exchange gains for the 2022 first quarter of $4 million. Amounts in both periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income or loss before income taxes, including income or loss from operating affiliates, resulted in an expense of 8.2% for the three months ended March 31, 2023, compared to 5.6% for the 2022 period. See note 13, “Income Taxes” to our consolidated financial statements for additional information.
Income or Losses from Operating Affiliates.
Income from operating affiliates for 2023 first quarter was $39 million, compared to $25 million for the 2022 first quarter. See note 7, “Investment Information—Investments in Operating Affiliates,” to our consolidated financial statements for additional information.
CRITICAL ACCOUNTING POLICIES,
ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

Critical accounting policies, estimates and recent accounting pronouncements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2022 Form 10-K, updated where applicable in the notes accompanying our consolidated financial statements, including note 1, “Basis of Presentation and Recent Accounting Pronouncements.”
FINANCIAL CONDITION

Investable Assets Held by Arch
At March 31, 2023, approximately $19.9 billion, or 68%, of total investable assets held by Arch were internally managed, compared to $18.8 billion, or 67%, at December 31, 2022. See note 7, “Investment Information” to our consolidated financial statements for additional information.

	March 31, 2023,	December 31, 2022
Average effective duration (in years)	2.89	2.89
Average S&P/Moody’s credit ratings (1)	AA-/Aa3	AA-/Aa3
(1)Average credit ratings on our investment portfolio on securities with ratings assigned by Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”).

ARCH CAPITAL	44	2023 FIRST QUARTER FORM 10-Q

The following table provides the credit quality distribution of our fixed maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
March 31, 2023
U.S. government and gov’t agencies (1)	$5,274	24.7
AAA	3,826	17.9
AA	2,136	10.0
A	4,540	21.3
BBB	3,875	18.2
BB	711	3.3
B	384	1.8
Lower than B	18	0.1
Not rated	559	2.6
Total	$21,323	100.0

December 31, 2022
U.S. government and gov’t agencies (1)	$5,831	28.8
AAA	3,617	17.9
AA	2,214	10.9
A	3,993	19.7
BBB	3,324	16.4
BB	560	2.8
B	377	1.9
Lower than B	12	0.1
Not rated	309	1.5
Total	$20,237	100.0
(1)Includes U.S. government-sponsored agency residential mortgage-backed securities and agency commercial mortgage-backed securities.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
March 31, 2023
0-10%	$12,393	$(587)	45.3
10-20%	4,094	(646)	49.8
20-30%	140	(43)	3.3
Greater than 30%	39	(21)	1.6
Total	$16,666	$(1,297)	100.0

December 31, 2022
0-10%	$12,343	$(580)	35.2
10-20%	5,331	(844)	51.2
20-30%	692	(199)	12.1
Greater than 30%	44	(24)	1.5
Total	$18,410	$(1,647)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at March 31, 2023, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
Bank of America Corporation	$427	A-/A2
JPMorgan Chase & Co.	313	A-/A1
Morgan Stanley	290	A-/A1
Citigroup Inc.	269	BBB+/A3
The Goldman Sachs Group, Inc.	248	BBB+/A2
Wells Fargo & Company	182	BBB+/A1
Blue Owl Capital Inc.	166	BBB-/Baa3
HSBC Holdings plc	163	A-/A2
Blackstone Inc.	146	BBB-/Baa3
Deere & Company	132	A/A2
Total	$2,336
(1)Average credit ratings as assigned by S&P and Moody’s, respectively.

ARCH CAPITAL	45	2023 FIRST QUARTER FORM 10-Q

The following table provides information on our structured securities, which includes residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
March 31, 2023
RMBS	$686	$136	$1	$823
CMBS	17	942	76	1,035
ABS	—	2,127	236	2,363
Total	$703	$3,205	$313	$4,221

December 31, 2022
RMBS	$645	$134	$16	$795
CMBS	18	947	82	1,047
ABS	—	1,788	141	1,929
Total	$663	$2,869	$239	$3,771
The following table summarizes our equity securities, which include investments in exchange traded funds:

	March 31, 2023	December 31, 2022
Equities (1)	$554	$570
Exchange traded funds
Fixed income (2)	276	272
Equity and other (3)	36	32
Total	$866	$874
(1)Primarily in consumer non-cyclical, technology, communications and financial at March 31, 2023.
(2)Primarily in corporate at March 31, 2023.
(3)Primarily in large cap stocks, foreign equities, healthcare, technology and consumer discretionary at March 31, 2023.

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
Reinsurance
The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses (“LAE”) with unaffiliated reinsurers were as follows:

	Three Months Ended
	March 31,
	2023	2022
Premiums written:
Direct	$2,358	$2,132
Assumed	2,422	1,669
Ceded	(1,356)	(1,167)
Net	$3,424	$2,634

Premiums earned:
Direct	$2,154	$1,885
Assumed	1,774	1,173
Ceded	(1,045)	(937)
Net	$2,883	$2,121

Losses and LAE:
Direct	$1,071	$890
Assumed	997	654
Ceded	(597)	(543)
Net	$1,471	$1,001
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

ARCH CAPITAL	46	2023 FIRST QUARTER FORM 10-Q

The following table summarizes the respective coverages and retentions at March 31, 2023:

Bellemeade Entities (Issue Date)	Initial Coverage at Issuance	Current Coverage	Remaining Retention, Net
2018-1 Ltd. (1)	374	78	145
2018-3 Ltd. (2)	506	183	155
2019-1 Ltd. (3)	342	99	123
2019-2 Ltd. (4)	621	307	193
2019-3 Ltd. (5)	701	182	211
2019-4 Ltd. (6)	577	252	143
2020-2 Ltd. (7)	449	89	239
2020-3 Ltd. (8)	452	230	162
2020-4 Ltd. (9)	337	91	139
2021-1 Ltd. (10)	644	467	155
2021-2 Ltd. (11)	616	505	138
2021-3 Ltd. (12)	639	606	133
2022-1 Ltd. (13)	317	317	141
2022-2 Ltd. (14)	327	327	213
Total	$6,902	$3,733	$2,290
(1)    Issued in April 2018, covering in-force policies issued between July 1, 2017 and December 31, 2017.
(2)    Issued in October 2018, covering in-force policies issued between January 1, 2018 and June 30, 2018.
(3)    Issued in March 2019, covering in-force policies primarily issued between 2005-2008 under United Guaranty Residential Insurance Company (“UGRIC”); as well as policies issued through 2015 under both UGRIC and Arch Mortgage Insurance Company.
(4)    Issued in April 2019, covering in-force policies issued between July 1, 2018 and December 31, 2018.
(5)    Issued in July 2019, covering in-force policies issued in 2016.
(6)    Issued in October 2019, covering in-force policies issued between January 1, 2019 and June 30, 2019.
(7)    Issued in September 2020, covering in-force policies issued between January 1, 2020 and May 31, 2020. $423 million was directly funded by Bellemeade 2020-2 Ltd. with an additional $26 million of capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(8)    Issued in November 2020, covering in-force policies issued between June 1, 2020 and August 31, 2020. $418 million was directly funded by Bellemeade 2020-3 Ltd. with an additional $34 million of capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(9)     Issued in December 2020, covering in-force policies issued between July 1, 2019 and December 31, 2019. $321 million was directly funded by Bellemeade 2020-4 Ltd. with an additional $16 million of capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(10) Issued in March 2021, covering in-force policies issued between September 1, 2020 and November 30, 2020. $580 million was directly funded by Bellemeade Re 2021-1 Ltd. with an additional $64 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(11) Issued in June 2021, covering in-force policies issued between December 1, 2020 and March 31, 2021. $523 million was directly funded by Bellemeade Re 2021-2 Ltd. via insurance-linked notes, with an additional $93 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(12) Issued in September 2021, covering in-force policies issued between April 1, 2021 and June 30, 2021. $508 million was directly funded by Bellemeade Re 2021-3 Ltd. via insurance-linked notes, with an additional $131 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(13)    Issued in January 2022, covering in-force policies issued between July 1, 2021 and November 30, 2021. $284 million was directly funded by Bellemeade Re 2022-1 Ltd. via insurance-linked notes, with an additional $33 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(14) Issued in September 2022, covering in-force policies issued between November 1, 2021 and June 30, 2022. $201 million was directly funded by Bellemeade Re 2022-2 Ltd. via insurance-linked notes, with an additional $126 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
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
At March 31, 2023 and December 31, 2022, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	March 31, 2023	December 31, 2022
Insurance segment:
Case reserves	$2,441	$2,398
IBNR reserves	5,127	4,934
Total net reserves	7,568	7,332
Reinsurance segment:
Case reserves	2,181	1,903
Additional case reserves	517	481
IBNR reserves	3,516	3,403
Total net reserves	6,214	5,787
Mortgage segment:
Case reserves	422	447
IBNR reserves	207	186
Total net reserves	629	633
Total:
Case reserves	5,044	4,748
Additional case reserves	517	481
IBNR reserves	8,850	8,523
Total net reserves	$14,411	$13,752

ARCH CAPITAL	47	2023 FIRST QUARTER FORM 10-Q

At March 31, 2023 and December 31, 2022, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2023	December 31, 2022
Insurance segment:
Professional lines	$2,180	$2,070
Construction and national accounts	1,584	1,558
Programs	856	843
Excess and surplus casualty	825	786
Property, energy, marine and aviation	764	764
Travel, accident and health	135	139
Warranty and lenders solutions	56	47
Other	1,168	1,125
Total net reserves	$7,568	$7,332
At March 31, 2023 and December 31, 2022, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2023	December 31, 2022
Reinsurance segment:
Casualty	$2,429	$2,342
Other specialty	1,736	1,476
Property excluding property catastrophe	1,022	993
Property catastrophe	581	536
Marine and aviation	302	292
Other	144	148
Total net reserves	$6,214	$5,787
At March 31, 2023 and December 31, 2022, the mortgage segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2023	December 31, 2022
U.S. primary mortgage insurance (1)	$418	$415
U.S. credit risk transfer (CRT) and other	105	109
International mortgage insurance/ reinsurance	106	109
Total net reserves	$629	$633
(1)    At March 31, 2023, 33.4% of total net reserves represents policy years 2013 and prior and the remainder from later policy years. At December 31, 2022, 36.1% of total net reserves represent policy years 2013 and prior and the remainder from later policy years.

Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$294,244	57.3	$295,651	57.6
U.S. credit risk transfer (CRT) and other (2)	147,731	28.8	145,087	28.3
International mortgage insurance/reinsurance (3)	71,327	13.9	72,315	14.1
Total	$513,302	100.0	$513,053	100.0

Risk In Force (RIF) (4):
U.S. primary mortgage insurance	$75,770	84.8	$75,806	84.8
U.S. credit risk transfer (CRT) and other (2)	6,286	7.0	6,245	7.0
International mortgage insurance/reinsurance (3)	7,333	8.2	7,369	8.2
Total	$89,389	100.0	$89,420	100.0
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
The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at March 31, 2023:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2013 and prior	$12,179	4.1	$3,070	4.1	6.66%
2014	3,418	1.2	934	1.2	2.36%
2015	5,752	2.0	1,546	2.0	1.88%
2016	9,272	3.2	2,496	3.3	2.44%
2017	9,045	3.1	2,401	3.2	3.02%
2018	9,841	3.3	2,525	3.3	3.70%
2019	18,254	6.2	4,647	6.1	2.21%
2020	61,353	20.9	15,575	20.6	0.94%
2021	87,086	29.6	22,183	29.3	0.84%
2022	67,714	23.0	17,697	23.4	0.43%
2023	10,330	3.5	2,696	3.6	0.02%
Total	$294,244	100.0	$75,770	100.0	1.65%
(1)Represents the ending percentage of loans in default.

ARCH CAPITAL	48	2023 FIRST QUARTER FORM 10-Q

The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2022:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2013 and prior	$12,931	4.4	$3,222	4.3	7.07%
2014	3,696	1.3	1,012	1.3	2.61%
2015	6,236	2.1	1,680	2.2	2.08%
2016	10,225	3.5	2,744	3.6	2.66%
2017	9,508	3.2	2,521	3.3	3.06%
2018	10,260	3.5	2,625	3.5	4.11%
2019	19,096	6.5	4,840	6.4	2.36%
2020	65,141	22.0	16,414	21.7	1.20%
2021	89,621	30.3	22,740	30.0	0.95%
2022	68,937	23.3	18,008	23.8	0.20%
Total	$295,651	100.0	$75,806	100.0	1.77%
(1)Represents the ending percentage of loans in default.
The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$46,788	61.8	$46,812	61.8
680-739	25,016	33.0	24,945	32.9
620-679	3,699	4.9	3,772	5.0
<620	267	0.4	277	0.4
Total	$75,770	100.0	$75,806	100.0
Weighted average FICO score	748		750

Loan-to-value (LTV):
95.01% and above	$7,215	9.5	$7,289	9.6
90.01% to 95.00%	44,066	58.2	43,681	57.6
85.01% to 90.00%	20,665	27.3	20,851	27.5
85.00% and below	3,824	5.0	3,985	5.3
Total	$75,770	100.0	$75,806	100.0
Weighted average LTV	92.9%		92.8%

Total RIF, net of external reinsurance	$57,001		$57,151

	March 31, 2023		December 31, 2022
	Amount	%	Amount	%
Total RIF by State:
California	$6,369	8.4	$6,341	8.4
Texas	6,179	8.2	6,151	8.1
Florida	3,225	4.3	3,268	4.3
North Carolina	3,191	4.2	3,160	4.2
Georgia	3,167	4.2	3,169	4.2
Illinois	3,054	4.0	3,081	4.1
Minnesota	2,994	4.0	3,003	4.0
Massachusetts	2,822	3.7	2,809	3.7
Virginia	2,634	3.5	2,656	3.5
Michigan	2,626	3.5	2,618	3.5
Other	39,509	52.1	39,550	52.2
Total	$75,770	100.0	$75,806	100.0
The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics:

(U.S. Dollars in thousands, except policy, loan and claim count)	Three Months Ended
	March 31,
	2023	2022
Roll-forward of insured loans in default:
Beginning delinquent number of loans	20,567	27,645
New notices	9,476	8,835
Cures	(10,853)	(12,030)
Paid claims	(215)	(180)
Ending delinquent number of loans (1)	18,975	24,270

Ending number of policies in force (1)	1,147,081	1,159,020

Delinquency rate (1)	1.65%	2.09%

Losses:
Number of claims paid	215	180
Total paid claims	$7,185	$6,016
Average per claim	$33.4	$33.4
Severity (2)	81.8%	78.1%
Average case reserve per default (1)	$23.0	$28.4
(1)Includes first lien primary and pool policies.
(2)Represents total paid claims divided by RIF of loans for which claims were paid.
The risk to capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 6.9 to 1 at March 31, 2023, compared to 7.2 to 1 at December 31, 2022.

ARCH CAPITAL	49	2023 FIRST QUARTER FORM 10-Q

Shareholders’ Equity and Book Value per Share
The following table presents the calculation of book value per share:

	March 31, 2023	December 31, 2022
Total shareholders’ equity available to Arch	$13,988	$12,910
Less preferred shareholders’ equity	830	830
Common shareholders’ equity available to Arch	$13,158	$12,080
Common shares and common share equivalents outstanding, net of treasury shares (1)	372.2	370.3
Book value per share	$35.35	$32.62
(1)Excludes the effects of 13.3 million and 14.4 million stock options and 0.6 million and 0.6 million restricted stock units outstanding at March 31, 2023 and December 31, 2022, respectively.
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
For the three months ended March 31, 2023, Arch Capital received dividends of $55 million from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda based reinsurer and insurer which can pay approximately $3.7 billion to Arch Capital during the remainder of 2023 without providing an affidavit to the Bermuda Monetary Authority.
We expect that our liquidity needs, including our anticipated (re)insurance obligations and operating and capital expenditure needs, for at least the next twelve months and thereafter for the foreseeable future, will be met by funds generated from underwriting activities and investment income, as well as by our balance of cash, short-term investments, proceeds on the sale or maturity of our investments, and our credit facilities.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended
	March 31,
	2023	2022
Total cash provided by (used for):
Operating activities	$963	$552
Investing activities	(996)	(313)
Financing activities	(30)	(233)
Effects of exchange rate changes on foreign currency cash and restricted cash	5	(4)
Increase (decrease) in cash and restricted cash	$(58)	$2
•Cash provided by operating activities for the three months ended March 31, 2023 primarily reflected a higher level of premiums collected than in the 2022 period.
•Cash used for investing activities for the three months ended March 31, 2023 was higher than in the 2022 period. Activity for the three months ended March 31, 2023 reflected higher net purchases of fixed maturity investments than in the 2022 period.
•Cash used for financing activities for the three months ended March 31, 2023 reflected no repurchases under our share repurchase program while the 2022 period included $255 million of share repurchases.
CAPITAL RESOURCES

The following table provides an analysis of our capital structure:

	March 31, 2023	December 31, 2022
Senior notes	$2,726	$2,725

Shareholders’ equity available to Arch:
Series F non-cumulative preferred shares	$330	$330
Series G non-cumulative preferred shares	500	500
Common shareholders’ equity	13,158	12,080
Total	$13,988	$12,910

Total capital available to Arch	$16,714	$15,635

Debt to total capital (%)	16.3	17.4
Preferred to total capital (%)	5.0	5.3
Debt and preferred to total capital (%)	21.3	22.7
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

ARCH CAPITAL	50	2023 FIRST QUARTER FORM 10-Q

origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements with an estimated PMIER sufficiency ratio of 248% at March 31, 2023, compared to 236% at December 31, 2022.
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
GUARANTOR INFORMATION

The below table provides a description of our senior notes payable at March 31, 2023:

	Interest	Principal	Carrying
Issuer/Due	(Fixed)	Amount	Amount
Arch Capital:
May 1, 2034	7.350%	$300	$298
June 30, 2050	3.635%	1,000	989
Arch-U.S.:
Nov. 1, 2043 (1)	5.144%	500	495
Arch Finance:
Dec. 15, 2026 (1)	4.011%	500	498
Dec. 15, 2046 (1)	5.031%	450	446
Total		$2,750	$2,726
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
The following tables present condensed financial information for Arch Capital (parent guarantor) and Arch-U.S. (subsidiary issuer):

	March 31, 2023
	Arch Capital	Arch-U.S.
Assets
Total investments	$9	$79
Cash	10	8
Investment in operating affiliates	5	—
Due from subsidiaries and affiliates	2	—
Other assets	18	35
Total assets	$44	$122

Liabilities
Senior notes	1,287	495
Due to subsidiaries and affiliates	—	1,004
Other liabilities	42	42
Total liabilities	$1,329	$1,541

Non-cumulative preferred shares	$830	—

	December 31, 2022
	Arch Capital	Arch-U.S.
Assets
Total investments	$7	$79
Cash	11	10
Investment in operating affiliates	5	—
Due from subsidiaries and affiliates	2	—
Other assets	18	30
Total assets	$43	$119

Liabilities
Senior notes	1,287	495
Due to subsidiaries and affiliates	—	991
Other liabilities	37	37
Total liabilities	$1,324	$1,523

Non-cumulative preferred shares	$830	—

	Three Months Ended
	March 31, 2023
	Arch Capital	Arch-U.S.
Revenues
Net investment income	$1	$1
Total revenues	1	1

Expenses
Corporate expenses	28	4
Interest expense	15	19
Total expenses	43	23

Income (loss) before income taxes and income (loss) from operating affiliates	(42)	(22)
Income tax (expense) benefit	—	6
Net income available to Arch	(42)	(16)
Preferred dividends	(10)	—
Net income (loss) available to Arch common shareholders	$(52)	$(16)

ARCH CAPITAL	51	2023 FIRST QUARTER FORM 10-Q

	Year Ended
	December 31, 2022
	Arch Capital	Arch-U.S.

Revenues
Net investment income	2	1
Equity in net income (loss) of investments accounted for using the equity method	—	10
Total revenues	2	11

Expenses
Corporate expenses	86	13
Interest expense	59	48
Total expenses	145	61

Income (loss) before income taxes and income (loss) from operating affiliates	(143)	(50)
Income tax (expense) benefit	—	10
Income (loss) from operating affiliates	(1)	—
Net income available to Arch	(144)	(40)
Preferred dividends	(41)	—
Net income (loss) available to Arch common shareholders	$(185)	$(40)
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
Based on in-force exposure estimated as of April 1, 2023, our modeled peak zone catastrophe exposure was a windstorm affecting the Northeastern U.S. regions, with a net probable maximum pre-tax loss of $1.07 billion, followed by windstorms affecting the Gulf of Mexico and the Florida Tri-County regions with net probable maximum pre-tax losses of $1.07 billion and $1.05 billion, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes. As of April 1, 2023, our modeled peak zone earthquake exposure (San Francisco earthquake) represented approximately 64% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (UK windstorm) was substantially less than both our peak zone windstorm and earthquake exposures.
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
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of tangible shareholders’ equity available to Arch. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of April 1, 2023, our modeled RDS loss was approximately 13% of tangible shareholders’ equity available to Arch.
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

ARCH CAPITAL	52	2023 FIRST QUARTER FORM 10-Q

application of such techniques or as a result of a decision to change the percentage of shareholders' equity exposed to a single catastrophic event or severe economic event. In addition, actual losses may increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. See “Risk Factors—Risks Relating to Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Catastrophic Events and Severe Economic Events” in our 2022 Form 10-K.
MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of March 31, 2023. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks.
An analysis of material changes in market risk exposures at March 31, 2023 that affect the quantitative and qualitative disclosures presented in our 2022 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:
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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	—	+50	+100
March 31, 2023
Total fair value	$28.6	$28.2	$27.8	$27.4	$27.0
Change from base	2.9%	1.4%		(1.4)%	(2.8)%
Change in unrealized value	$0.8	$0.4		$(0.4)	$(0.8)

December 31, 2022
Total fair value	$27.2	$26.8	$26.4	$26.0	$25.7
Change from base	2.9%	1.4%		(1.4)%	(2.7)%
Change in unrealized value	$0.8	$0.4		$(0.4)	$(0.7)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Credit Spread Shift in Percentage Points
	-100	-50	—	+50	+100
March 31, 2023
Total fair value	$29.3	$28.5	$27.8	$27.1	$26.4
Change from base	5.2%	2.6%		(2.6)%	(5.2)%
Change in unrealized value	$1.4	$0.7		$(0.7)	$(1.4)

December 31, 2022
Total fair value	$27.5	$26.9	$26.4	$25.9	$25.3
Change from base	4.1%	2.0%		(2.0)%	(4.1)%
Change in unrealized value	$1.1	$0.5		$(0.5)	$(1.1)
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

ARCH CAPITAL	53	2023 FIRST QUARTER FORM 10-Q

recent data points are generally given more weight. As of March 31, 2023, our portfolio’s 95th percentile VaR was estimated to be 8.8%, compared to an estimated 8.8% at December 31, 2022. In periods where the volatility of the risk factors mapped to our portfolio’s exposures is higher due to market conditions, the resulting VaR is higher than in other periods.
Equity Securities. At March 31, 2023 and December 31, 2022, the fair value of our investments in equity securities and certain investments accounted for using the equity method with underlying equity strategies totaled $783 million and $791 million, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $78 million and $79 million at March 31, 2023 and December 31, 2022, respectively, and would have decreased book value per share by approximately $0.21 and $0.21, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $78 million and $79 million at March 31, 2023 and December 31, 2022, respectively, and would have increased book value per share by approximately $0.21 and $0.21, respectively.
Investment-Related Derivatives. At March 31, 2023, the notional value of all derivative instruments (excluding foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $3.4 billion, compared to $6.6 billion at December 31, 2022. If the underlying exposure of each investment-related derivative held at March 31, 2023 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $34 million, and a decrease in book value per share of approximately $0.09 per share, compared to $66 million and $0.18 per share, respectively, on investment-related derivatives held at December 31, 2022. If the underlying exposure of each investment-related derivative held at March 31, 2023 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $34 million, and an increase in book value per share of approximately $0.09 per share, compared to $66 million and $0.18 per share, respectively, on investment-related derivatives held at December 31, 2022. See note 9, “Derivative Instruments,” to our consolidated financial statements for additional disclosures concerning derivatives.
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
The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

	March 31, 2023	December 31, 2022
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(384)	$(396)
Shareholders’ equity denominated in foreign currencies (1)	1,079	1,056
Net foreign currency forward contracts outstanding (2)	237	312
Net exposures denominated in foreign currencies	$932	$972

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(93)	$(97)
Book value per share	$(0.25)	$(0.26)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$93	$97
Book value per share	$0.25	$0.26
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

ARCH CAPITAL	54	2023 FIRST QUARTER FORM 10-Q

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
OTHER FINANCIAL INFORMATION

The consolidated financial statements as of March 31, 2023 have been reviewed by PricewaterhouseCoopers LLP, the registrant's independent public accountants, whose report is included as an exhibit to this filing. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

ARCH CAPITAL	55	2023 FIRST QUARTER FORM 10-Q

Changes in Internal Controls Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of March 31, 2023, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Repurchases of Equity Securities
The following table summarizes our purchases of common shares for the 2023 first quarter:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs ($000’s) (2)
1/1/2023-1/31/2023	14,081	$63.10	—	$1,000,000
2/1/2023-2/28/2023	298,391	69.00	—	$1,000,000
3/1/2023-3/31/2023	51,982	66.70	—	$1,000,000
Total	364,454	$68.44	—
(1)This column represents (in whole shares) open market share repurchases, including an aggregate of 14,081, 298,391 and 51,982 shares repurchased by Arch Capital during January, February and March, respectively, other than through publicly announced plans or programs. We repurchased these shares from employees in order to facilitate the payment of withholding taxes on restricted shares granted and the exercise of stock appreciation rights, in each case at their fair value as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.
(2)This column represents the remaining approximate dollar amount available at the end of each applicable period under Arch Capital’s $1.0 billion share repurchase authorization, authorized by the Board of Directors of ACGL on December 19, 2022. Repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2024.

ARCH CAPITAL	56	2023 FIRST QUARTER FORM 10-Q

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

In accordance with Section 10a(i)(2) of the Securities and Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2023 first quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, which consisted of tax consulting services, tax compliance services and other accounting consulting services.

ARCH CAPITAL	57	2023 FIRST QUARTER FORM 10-Q

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
10.1	Third Amendment to Third Amended and Restated ACGL Incentive Compensation Plan				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ARCH CAPITAL	58	2023 FIRST QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Marc Grandisson
Date: May 4, 2023	Marc Grandisson
Chief Executive Officer (Principal Executive Officer)

/s/ François Morin
Date: May 4, 2023	François Morin
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer

ARCH CAPITAL	59	2023 FIRST QUARTER FORM 10-Q