Form 10-Q
period 2023-09-30
ARCH CAPITAL GROUP LTD.
filed 2023-11-09
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16209

ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda				98-0374481
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road,	Pembroke	HM 08,	Bermuda	(441)	278-9250
(Address of principal executive offices)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common shares, $0.0011 par value per share	ACGL	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 5.45% Series F preferred share	ACGLO	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 4.55% Series G preferred share	ACGLN	NASDAQ	Stock Market
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 6, 2023, there were 373,171,909 common shares, $0.0011 par value per share, of the registrant outstanding.

ARCH CAPITAL GROUP LTD.

ARCH CAPITAL	1	2023 THIRD QUARTER FORM 10-Q

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
•the effect of climate change on our business;
•the effect of contagious diseases (including COVID-19) on our business;
•acts of terrorism, political unrest and other hostilities or other unforecasted and unpredictable events;

ARCH CAPITAL	2	2023 THIRD QUARTER FORM 10-Q

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
•statutory or regulatory developments, including as to tax matters and insurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers and/or changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers, including the implementation of the Organization for Economic Cooperation and Development (“OECD”) Pillar I and Pillar II initiatives and the possible enactment of a recently proposed Bermuda corporate income tax; and
•the other matters set forth under Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of our Annual Report on Form 10-K for the year ended December 31, 2022, as well as the other factors set forth in our other documents on file with the SEC, and management’s response to any of the aforementioned factors.

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

ARCH CAPITAL	3	2023 THIRD QUARTER FORM 10-Q

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCH CAPITAL	4	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars and shares in millions)

	(Unaudited)
	September 30, 2023	December 31, 2022
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $23,882 and $21,282; net of allowance for credit losses: $57 and $41)	$22,485	$19,683
Short-term investments available for sale, at fair value (amortized cost: $1,680 and $1,333; net of allowance for credit losses: $0 and $0)	1,682	1,332
Equity securities, at fair value	894	860
Other investments, at fair value	2,068	1,644
Investments accounted for using the equity method	4,251	3,774
Total investments	31,380	27,293

Cash	859	855
Accrued investment income	217	159
Investment in operating affiliates	1,000	965
Premiums receivable (net of allowance for credit losses: $34 and $35)	4,937	3,625
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (net of allowance for credit losses: $23 and $22)	6,821	6,564
Contractholder receivables (net of allowance for credit losses: $3 and $3)	1,805	1,731
Ceded unearned premiums	2,444	1,799
Deferred acquisition costs	1,483	1,264
Receivable for securities sold	59	12
Goodwill and intangible assets	739	804
Other assets	3,483	2,919
Total assets	$55,227	$47,990

Liabilities
Reserve for losses and loss adjustment expenses	$21,836	$20,032
Unearned premiums	9,074	7,337
Reinsurance balances payable	2,215	1,530
Contractholder payables	1,807	1,734
Collateral held for insured obligations	274	249
Senior notes	2,726	2,725
Payable for securities purchased	417	95
Other liabilities	1,637	1,367
Total liabilities	39,986	35,069

Commitments and contingencies (refer to Note 10)
Redeemable noncontrolling interests	2	11

Shareholders' Equity
Non-cumulative preferred shares	830	830
Common shares ($0.0011 par, shares issued: 591.4 and 588.3)	1	1
Additional paid-in capital	2,297	2,211
Retained earnings	17,971	15,892
Accumulated other comprehensive income (loss), net of deferred income tax	(1,453)	(1,646)
Common shares held in treasury, at cost (shares: 218.3 and 217.9)	(4,407)	(4,378)
Total shareholders' equity available to Arch	15,239	12,910
Total liabilities, noncontrolling interests and shareholders' equity	$55,227	$47,990
See Notes to Consolidated Financial Statements

ARCH CAPITAL	5	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars and shares in millions, except per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Net premiums earned	$3,248	$2,471	9,096	6,918
Net investment income	269	129	710	315
Net realized gains (losses)	(248)	(184)	(354)	(743)
Other underwriting income	5	3	21	12
Equity in net income (loss) of investment funds accounted for using the equity method	59	(19)	176	75
Other income (loss)	(4)	(14)	10	(35)
Total revenues	3,329	2,386	9,659	6,542

Expenses
Losses and loss adjustment expenses	1,647	1,683	4,609	3,787
Acquisition expenses	575	448	1,669	1,239
Other operating expenses	310	275	942	842
Corporate expenses	20	18	71	78
Amortization of intangible assets	24	26	71	80
Interest expense	34	33	99	99
Net foreign exchange (gains) losses	(22)	(91)	1	(183)
Total expenses	2,588	2,392	7,462	5,942

Income (loss) before income taxes and income (loss) from operating affiliates	741	(6)	2,197	600
Income tax (expense) benefit	(72)	15	(203)	(19)
Income (loss) from operating affiliates	54	9	115	39
Net income (loss)	$723	$18	$2,109	$620
Net (income) loss attributable to noncontrolling interests	—	(1)	—	(3)
Net income (loss) available to Arch	723	17	2,109	617
Preferred dividends	(10)	(10)	(30)	(30)
Net income (loss) available to Arch common shareholders	$713	$7	$2,079	$587

Net income per common share and common share equivalent
Basic	$1.93	$0.02	$5.64	$1.59
Diluted	$1.88	$0.02	$5.50	$1.55

Weighted average common shares and common share equivalents outstanding
Basic	369.2	365.2	368.4	369.5
Diluted	379.4	373.7	378.3	378.4

See Notes to Consolidated Financial Statements

ARCH CAPITAL	6	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Comprehensive Income
Net income (loss)	$723	$18	$2,109	$620
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	(190)	(610)	(118)	(1,892)
Reclassification of net realized (gains) losses, included in net income (loss)	96	46	344	206
Foreign currency translation adjustments	(40)	(70)	(33)	(141)
Comprehensive income (loss)	589	(616)	2,302	(1,207)
Net (income) loss attributable to noncontrolling interests	—	(1)	—	(3)
Comprehensive income (loss) available to Arch	$589	$(617)	$2,302	$(1,210)
See Notes to Consolidated Financial Statements

ARCH CAPITAL	7	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in millions)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Non-cumulative preferred shares
Balance at beginning and end of period	$830	$830	$830	$830

Common shares
Balance at beginning and end of period	1	1	1	1

Additional paid-in capital
Balance at beginning of period	2,278	2,170	2,211	2,085
Amortization of share-based compensation	15	14	73	80
Other changes	4	3	13	22
Balance at end of period	2,297	2,187	2,297	2,187

Retained earnings
Balance at beginning of period	17,258	15,036	15,892	14,456
Net income (loss)	723	18	2,109	620
Net (income) loss attributable to noncontrolling interests	—	(1)	—	(3)
Preferred share dividends	(10)	(10)	(30)	(30)
Balance at end of period	17,971	15,043	17,971	15,043

Accumulated other comprehensive income (loss), net of deferred income tax
Balance at beginning of period	(1,319)	(1,258)	(1,646)	(65)
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of period	(1,192)	(1,109)	(1,512)	13
Unrealized holding gains (losses) during period, net of reclassification adjustment	(94)	(564)	226	(1,686)
Balance at end of period	(1,286)	(1,673)	(1,286)	(1,673)
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of period	(127)	(149)	(134)	(78)
Foreign currency translation adjustments	(40)	(70)	(33)	(141)
Balance at end of period	(167)	(219)	(167)	(219)
Balance at end of period	(1,453)	(1,892)	(1,453)	(1,892)

Common shares held in treasury, at cost
Balance at beginning of period	(4,407)	(4,361)	(4,378)	(3,761)
Shares repurchased for treasury	—	(12)	(29)	(612)
Balance at end of period	(4,407)	(4,373)	(4,407)	(4,373)

Total shareholders’ equity	$15,239	$11,796	$15,239	$11,796
See Notes to Consolidated Financial Statements

ARCH CAPITAL	8	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	(Unaudited)
	Nine Months Ended
	September 30,
	2023	2022
Operating Activities
Net income (loss)	$2,109	$620
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized (gains) losses	367	742
Equity in net (income) or loss of investment funds accounted for using the equity method and other income or loss	(104)	107
Amortization of intangible assets	71	80
Share-based compensation	73	80
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	1,604	1,554
Unearned premiums, net of ceded unearned premiums	1,111	1,125
Premiums receivable	(1,333)	(1,096)
Deferred acquisition costs	(190)	(242)
Reinsurance balances payable	692	128
Other items, net	(316)	(264)
Net cash provided by operating activities	4,084	2,834
Investing Activities
Purchases of fixed maturity investments	(13,024)	(13,065)
Purchases of equity securities	(176)	(787)
Purchases of other investments	(1,112)	(1,270)
Proceeds from sales of fixed maturity investments	9,655	9,990
Proceeds from sales of equity securities	216	1,540
Proceeds from sales, redemptions and maturities of other investments	345	1,075
Proceeds from redemptions and maturities of fixed maturity investments	589	578
Net settlements of derivative instruments	(69)	(106)
Net (purchases) sales of short-term investments	(323)	(152)
Purchases of fixed assets	(37)	(37)
Other	—	128
Net cash used for investing activities	(3,936)	(2,106)
Financing Activities
Purchases of common shares under share repurchase program	—	(586)
Proceeds from common shares issued, net	5	(3)
Change in third party investment in redeemable noncontrolling interests	(22)	—
Other	(5)	(85)
Preferred dividends paid	(30)	(30)
Net cash used for financing activities	(52)	(704)

Effects of exchange rate changes on foreign currency cash and restricted cash	(14)	(80)

Increase (decrease) in cash and restricted cash	82	(56)
Cash and restricted cash, beginning of year	1,273	1,314
Cash and restricted cash, end of period	$1,355	$1,258

See Notes to Consolidated Financial Statements

ARCH CAPITAL	9	2023 THIRD QUARTER FORM 10-Q

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
2.    Share Transactions

Share Repurchases
The Board of Directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. At September 30, 2023, $1.0 billion of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 31, 2024. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.
Employee Share Purchase Plan
Upon shareholder approval on May 4, 2023, the Amended and Restated Arch Capital Group Ltd. 2007 Employee Share Purchase Plan (the “ESPP”) became effective. The total common shares that may be purchased under the ESPP was increased by 3.0 million shares for a total of 12.75 million shares authorized. The purpose of the ESPP is to give employees of the Company an opportunity to purchase common shares through payroll deductions, thereby encouraging employees to share in the economic growth and success of the Company. The ESPP is designed to qualify as an “employee share purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. At September 30, 2023, 3.7 million shares remain available for issuance.

ARCH CAPITAL	10	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$723	$18	$2,109	$620
Net (income) loss attributable to noncontrolling interests	—	(1)	—	(3)
Net income (loss) available to Arch	723	17	2,109	617
Preferred dividends	(10)	(10)	(30)	(30)
Net income (loss) available to Arch common shareholders	$713	$7	$2,079	$587

Denominator:
Weighted average common shares and common share equivalents outstanding — basic	369.2	365.2	368.4	369.5
Effect of dilutive common share equivalents:
Nonvested restricted shares	2.6	2.3	2.4	2.2
Stock options (1)	7.6	6.2	7.5	6.7
Weighted average common shares and common share equivalents outstanding — diluted	379.4	373.7	378.3	378.4

Earnings per common share:
Basic	$1.93	$0.02	$5.64	$1.59
Diluted	$1.88	$0.02	$5.50	$1.55
(1)    Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2023 third quarter and 2022 third quarter, the number of stock options excluded were 0.3 million and 0.8 million, respectively. For the nine months ended September 30, 2023 and 2022, the number of stock options excluded were 0.5 million and 0.8 million, respectively.

ARCH CAPITAL	11	2023 THIRD QUARTER FORM 10-Q

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
The corporate segment results include net investment income, net realized gains or losses (which includes realized and unrealized changes in the fair value of equity securities and assets accounted for using the fair value option, realized and unrealized gains and losses on derivative instruments and changes in the allowance for credit losses on financial assets), equity in net income or loss of investment funds accounted for using the equity method, other income (loss), corporate expenses, transaction costs and other, amortization of intangible assets, interest expense, net foreign exchange gains or losses, income taxes items, income or loss from operating affiliates and items related to the Company’s non cumulative preferred shares.

ARCH CAPITAL	12	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders:

	Three Months Ended
	September 30, 2023
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$2,043	$2,138	$347	$4,527
Premiums ceded	(521)	(576)	(76)	(1,172)
Net premiums written	1,522	1,562	271	3,355
Change in unearned premiums	(110)	(19)	22	(107)
Net premiums earned	1,412	1,543	293	3,248
Other underwriting income (loss)	—	2	3	5
Losses and loss adjustment expenses	(812)	(870)	35	(1,647)
Acquisition expenses	(269)	(304)	(2)	(575)
Other operating expenses	(202)	(61)	(47)	(310)
Underwriting income (loss)	$129	$310	$282	721

Net investment income				269
Net realized gains (losses)				(248)
Equity in net income (loss) of investment funds accounted for using the equity method				59
Other income (loss)				(4)
Corporate expenses (2)				(20)
Transaction costs and other (2)				—
Amortization of intangible assets				(24)
Interest expense				(34)
Net foreign exchange gains (losses)				22
Income (loss) before income taxes and income (loss) from operating affiliates				741
Income tax (expense) benefit				(72)
Income (loss) from operating affiliates				54
Net income (loss)				723
Net (income) loss attributable to noncontrolling interests				—
Net income (loss) available to Arch				723
Preferred dividends				(10)
Net income (loss) available to Arch common shareholders				$713

Underwriting Ratios
Loss ratio	57.5%	56.4%	(12.1)%	50.7%
Acquisition expense ratio	19.1%	19.7%	0.6%	17.7%
Other operating expense ratio	14.3%	3.9%	16.2%	9.5%
Combined ratio	90.9%	80.0%	4.7%	77.9%

Goodwill and intangible assets	$220	$132	$387	$739
(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	13	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	September 30, 2022
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$1,862	$1,639	$362	$3,861
Premiums ceded	(493)	(560)	(86)	(1,137)
Net premiums written	1,369	1,079	276	2,724
Change in unearned premiums	(182)	(77)	6	(253)
Net premiums earned	1,187	1,002	282	2,471
Other underwriting income (loss)	—	—	3	3
Losses and loss adjustment expenses	(823)	(928)	68	(1,683)
Acquisition expenses	(233)	(208)	(7)	(448)
Other operating expenses	(165)	(63)	(47)	(275)
Underwriting income (loss)	$(34)	$(197)	$299	68

Net investment income				129
Net realized gains (losses)				(184)
Equity in net income (loss) of investment funds accounted for using the equity method				(19)
Other income (loss)				(14)
Corporate expenses (2)				(18)
Transaction costs and other (2)				—
Amortization of intangible assets				(26)
Interest expense				(33)
Net foreign exchange gains (losses)				91
Income (loss) before income taxes and income (loss) from operating affiliates				(6)
Income tax (expense) benefit				15
Income (loss) from operating affiliates				9
Net income (loss)				18
Net (income) loss attributable to noncontrolling interests				(1)
Net income (loss) available to Arch				17
Preferred dividends				(10)
Net income (loss) available to Arch common shareholders				$7

Underwriting Ratios
Loss ratio	69.3%	92.6%	(24.1)%	68.1%
Acquisition expense ratio	19.6%	20.8%	2.4%	18.1%
Other operating expense ratio	13.9%	6.3%	16.5%	11.1%
Combined ratio	102.8%	119.7%	(5.2)%	97.3%

Goodwill and intangible assets	$225	$141	$441	$807

(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	14	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30, 2023
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$5,977	$7,142	$1,037	$14,152
Premiums ceded	(1,564)	(2,145)	(240)	(3,945)
Net premiums written	4,413	4,997	797	10,207
Change in unearned premiums	(416)	(781)	86	(1,111)
Net premiums earned	3,997	4,216	883	9,096
Other underwriting income (loss)	—	9	12	21
Losses and loss adjustment expenses	(2,276)	(2,379)	46	(4,609)
Acquisition expenses	(778)	(875)	(16)	(1,669)
Other operating expenses	(592)	(203)	(147)	(942)
Underwriting income (loss)	$351	$768	$778	1,897

Net investment income				710
Net realized gains (losses)				(354)
Equity in net income (loss) of investment funds accounted for using the equity method				176
Other income (loss)				10
Corporate expenses (2)				(69)
Transaction costs and other (2)				(2)
Amortization of intangible assets				(71)
Interest expense				(99)
Net foreign exchange gains (losses)				(1)
Income (loss) before income taxes and income (loss) from operating affiliates				2,197
Income tax (expense) benefit				(203)
Income (loss) from operating affiliates				115
Net income (loss)				2,109
Net (income) loss attributable to noncontrolling interests				—
Net income (loss) available to Arch				2,109
Preferred dividends				(30)
Net income (loss) available to Arch common shareholders				$2,079

Underwriting Ratios
Loss ratio	57.0%	56.4%	(5.3)%	50.7%
Acquisition expense ratio	19.5%	20.7%	1.8%	18.3%
Other operating expense ratio	14.8%	4.8%	16.7%	10.4%
Combined ratio	91.3%	81.9%	13.2%	79.4%

(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	15	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30, 2022
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$5,287	$5,151	$1,099	$11,532
Premiums ceded	(1,483)	(1,770)	(241)	(3,489)
Net premiums written	3,804	3,381	858	8,043
Change in unearned premiums	(488)	(647)	10	(1,125)
Net premiums earned	3,316	2,734	868	6,918
Other underwriting income (loss)	—	6	6	12
Losses and loss adjustment expenses	(2,054)	(1,920)	187	(3,787)
Acquisition expenses	(643)	(569)	(27)	(1,239)
Other operating expenses	(493)	(199)	(150)	(842)
Underwriting income (loss)	$126	$52	$884	1,062

Net investment income				315
Net realized gains (losses)				(743)
Equity in net income (loss) of investment funds accounted for using the equity method				75
Other income (loss)				(35)
Corporate expenses (2)				(78)
Transaction costs and other (2)				—
Amortization of intangible assets				(80)
Interest expense				(99)
Net foreign exchange gains (losses)				183
Income (loss) before income taxes and income (loss) from operating affiliates				600
Income tax (expense) benefit				(19)
Income (loss) from operating affiliates				39
Net income (loss)				620
Net (income) loss attributable to noncontrolling interests				(3)
Net income (loss) available to Arch				617
Preferred dividends				(30)
Net income (loss) available to Arch common shareholders				$587

Underwriting Ratios
Loss ratio	61.9%	70.2%	(21.6)%	54.7%
Acquisition expense ratio	19.4%	20.8%	3.2%	17.9%
Other operating expense ratio	14.9%	7.3%	17.3%	12.2%
Combined ratio	96.2%	98.3%	(1.1)%	84.8%

(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	16	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Reserve for losses and loss adjustment expenses at beginning of period	$21,268	$18,194	$20,032	$17,757
Unpaid losses and loss adjustment expenses recoverable	6,394	5,686	6,280	5,599
Net reserve for losses and loss adjustment expenses at beginning of period	14,874	12,508	13,752	12,158

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	1,793	1,863	5,012	4,279
Prior years	(146)	(180)	(403)	(492)
Total net incurred losses and loss adjustment expenses	1,647	1,683	4,609	3,787

Net foreign exchange (gains) losses and other	(123)	(245)	(24)	(527)

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(345)	(227)	(700)	(464)
Prior years	(713)	(538)	(2,297)	(1,773)
Total net paid losses and loss adjustment expenses	(1,058)	(765)	(2,997)	(2,237)

Net reserve for losses and loss adjustment expenses at end of period	15,340	13,181	15,340	13,181
Unpaid losses and loss adjustment expenses recoverable	6,496	6,107	6,496	6,107
Reserve for losses and loss adjustment expenses at end of period	$21,836	$19,288	$21,836	$19,288

Development on Prior Year Loss Reserves
2023 Third Quarter
During the 2023 third quarter, the Company recorded net favorable development on prior year loss reserves of $146 million, which consisted of $10 million from the insurance segment, $44 million from the reinsurance segment and $92 million from the mortgage segment.
The insurance segment’s net favorable development of $10 million, or 0.7 loss ratio points, for the 2023 third quarter consisted of $30 million of net favorable development in short-tailed and long-tailed lines and $20 million of net adverse development in medium-tailed lines. Net favorable development in short-tailed lines included $8 million of favorable development in property (excluding marine), primarily from the 2021 and 2022 accident years (i.e., the year in which a loss occurred), $6 million of favorable development in warranty and lenders solutions and $6 million favorable development related to travel and accident business, both primarily from the 2022 accident year. Net favorable development in long-tailed lines included $7 million of favorable development in executive assurance business, primarily from the 2019, 2021 and 2022 accident years, and $7 million of favorable development in alternative markets business, spread across most prior accident years. Net adverse development in medium-tailed lines included
$25 million of adverse development in professional liability, primarily from 2019 and 2020 accident years.
The reinsurance segment’s net favorable development of $44 million, or 2.8 loss ratio points, for the 2023 third quarter consisted of $69 million of net favorable development in short-tailed lines and $25 million of net adverse development in medium and long-tailed lines. Net favorable development in short-tailed lines included $29 million of favorable development related to property other than property catastrophe business, primarily from the 2020 to 2022 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period), $22 million of favorable development related to property catastrophe business, primarily from the 2021 and 2022 underwriting years, and $19 million of favorable development related to other specialty lines, primarily from the 2021 and prior underwriting years. Net adverse development in medium-tailed lines included $4 million in marine and aviation lines, primarily from the 2021 underwriting year, while net adverse development in long-tailed lines reflected $21 million of adverse development in casualty business, primarily from the 2016 to 2020 underwriting years.

ARCH CAPITAL	17	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The mortgage segment’s net favorable development was $92 million, or 31.4 loss ratio points, for the 2023 third quarter. Such amounts were primarily related to reductions on reserves for delinquent loans associated with the U.S. first lien portfolio from the 2020 through 2022 accident years. The Company’s credit risk transfer and international businesses also contributed to the favorable development.
2022 Third Quarter
During the 2022 third quarter, the Company recorded net favorable development on prior year loss reserves of $180 million, which consisted of $5 million from the insurance segment, $49 million from the reinsurance segment and $126 million from the mortgage segment.
The insurance segment’s net favorable development of $5 million, or 0.5 loss ratio points, for the 2022 third quarter consisted of $16 million of net favorable development in short-tailed lines and $11 million of net adverse development in medium-tailed and long-tailed lines. Net favorable development in short-tailed lines reflected $9 million of favorable development in property (excluding marine), primarily from 2020 and 2021 accident years and $6 million of favorable development in warranty and lenders solutions products, primarily from the 2021 accident year. Net adverse development in medium-tailed lines included $11 million of adverse development in professional liability business, primarily from the 2013 to 2016 and 2020 accident years, partially offset by favorable development in marine business of $6 million, across most accident years. Net adverse development in long-tailed lines reflected $12 million related to casualty business, primarily from the 2014 and 2020 accident years, partially offset by favorable development in construction, executive assurance and other lines of business.
The reinsurance segment’s net favorable development of $49 million, or 4.9 loss ratio points, for the 2022 third quarter consisted of $58 million of net favorable development in short-tailed and medium-tailed lines and $9 million of net adverse development in long-tailed lines. Net favorable development in short-tailed lines reflected $36 million of favorable development related to property other than property catastrophe business, primarily from 2015 to 2021 underwriting years and $13 million of favorable development related to property catastrophe business, primarily from the 2014 to 2017 underwriting years. Net favorable development in medium-tailed lines included $8 million in marine and aviation lines, across most underwriting years. Net adverse development in long-tailed lines reflected $10 million related to casualty business, primarily from the 2014 to 2017 underwriting years.
The mortgage segment’s net favorable development was $126 million, or 44.7 loss ratio points, for the 2022 third quarter, with the largest contributor being reserve releases associated with the U.S. first lien portfolio from the 2020 and 2021 accident years. The Company’s credit risk transfer, international, second lien and student loan businesses also contributed to the favorable development.
Nine Months Ended September 30, 2023
During the nine months ended September 30, 2023, the Company recorded net favorable development on prior year loss reserves of $403 million, which consisted of $34 million from the insurance segment, $126 million from the reinsurance segment and $243 million from the mortgage segment.
The insurance segment’s net favorable development of $34 million, or 0.8 loss ratio points, for the 2023 period consisted of $86 million of net favorable development in short and long-tailed lines and $52 million of net adverse development in medium-tailed lines. Net favorable development in short-tailed lines reflected $33 million of favorable development in property (excluding marine), primarily from the 2022 accident year, $20 million of favorable development related to warranty and lenders solutions business, primarily from the 2022 accident year and $11 million of favorable development related to travel and accident business, primarily from the 2020 and 2022 accident years. Net favorable development in long-tailed lines included $24 million of favorable development in executive assurance business, primarily from the 2019 and 2021 accident years, and $13 million of favorable development in alternative markets business, from 2021 and prior accident years. Net adverse development in medium-tailed lines included $48 million of adverse development in professional liability business, primarily from the 2017 to 2020 accident years, and $11 million of adverse development in contract binding business, primarily from the 2014 to 2017 accident years. Such amounts were partially offset by $11 million of favorable development in marine business, primarily from 2021 and 2022 accident years.
The reinsurance segment’s net favorable development of $126 million, or 3.0 loss ratio points, for the 2023 period consisted of $168 million of net favorable development from short and medium-tailed lines, partially offset by $42 million of net adverse development from long-tailed lines. Net favorable development in short-tailed lines reflected $75 million of favorable development from property other than property catastrophe business, primarily from the 2021 and 2022 underwriting years, $29 million of favorable development from property catastrophe, primarily from the 2019 and 2022 underwriting years, $46 million from other specialty business, primarily from the 2021 underwriting year, and $12 million of favorable development from other lines of business, primarily from the 2020 underwriting year.

ARCH CAPITAL	18	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net favorable development in medium-tailed lines included $5 million in marine and aviation lines, primarily from the 2019 and prior underwriting years. Net adverse development in long-tailed lines primarily reflected $39 million in casualty, primarily from the 2014 to 2020 underwriting years.
The mortgage segment’s net favorable development was $243 million, or 27.5 loss ratio points, for the 2023 period, with the largest contributor being reserve releases associated with the U.S. first lien portfolio from the 2020 to 2022 accident years. The Company’s credit risk transfer and international businesses also contributed to the favorable development.
Nine Months Ended September 30, 2022
During the nine months ended September 30, 2022, the Company recorded net favorable development on prior year loss reserves of $492 million, which consisted of $19 million from the insurance segment, $127 million from the reinsurance segment, $346 million from the mortgage segment.
The insurance segment’s net favorable development of $19 million, or 0.6 loss ratio points, for the 2022 period consisted of $49 million of net favorable development in short-tailed and $30 million of net adverse development in medium and long-tailed lines. Net favorable development in short-tailed lines reflected $37 million of favorable development in warranty and lenders solutions business, primarily from the 2021 accident year, and $14 million of favorable development related to travel and accident business, primarily from the 2019 to 2021 accident years. Net adverse development in medium-tailed lines included $25 million of adverse development in professional liability business, primarily from the 2013 to 2015 and 2018 to 2020 accident years, and $6 million of adverse development in contract binding business, across most accident years, partially offset by $11 million of favorable development in marine business, across most accident years. Net adverse development in long-tailed lines reflected $18 million of adverse development related to casualty business, primarily from the 2020 and 2021 accident years, partially offset by $17 million of favorable development in other business, including alternative markets and excess workers’ compensation, primarily from the 2019 and prior accident years.
The reinsurance segment’s net favorable development of $127 million, or 4.7 loss ratio points, for the 2022 period consisted of $148 million of net favorable development from short and medium-tailed lines, partially offset by $20 million of net adverse development from long-tailed lines. Net favorable development in short-tailed lines reflected $83 million of favorable development from property other than property catastrophe business, primarily from the 2015 to 2021 underwriting years, $22 million of favorable development from property catastrophe, primarily from the
2018 to 2020 underwriting years, and $20 million from other specialty business, primarily from the 2021 underwriting year. Net favorable development in medium-tailed lines included $23 million in marine and aviation lines, across most underwriting years. Net adverse development in long-tailed lines primarily reflected $19 million in casualty reserves, primarily from the 2021 underwriting year.
The mortgage segment’s net favorable development was $346 million, or 39.9 loss ratio points, for the 2022 period, with the largest contributor being reserve releases associated with the U.S. first lien portfolio from the 2020 and 2021 accident years. The Company’s credit risk transfer, international, second lien and student loan businesses also contributed to the favorable development.
6.    Allowance for Expected Credit Losses

Premiums Receivable
The following table provides a roll forward of the allowance for expected credit losses of the Company’s premium receivables:

	Premium Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended September 30, 2023
Balance at beginning of period	$5,296	$34
Change for provision of expected credit losses (1)		$—
Balance at end of period	$4,937	$34

Three Months Ended September 30, 2022
Balance at beginning of period	$3,634	$38
Change for provision of expected credit losses (1)		$—
Balance at end of period	$3,579	$38

Nine Months Ended September 30, 2023
Balance at beginning of period	$3,625	$35
Change for provision of expected credit losses (1)		(1)
Balance at end of period	$4,937	$34

Nine Months Ended September 30, 2022
Balance at beginning of period	$2,633	$40
Change for provision of expected credit losses (1)		(2)
Balance at end of period	$3,579	$38
(1)Amounts deemed uncollectible are written-off in operating expenses. For the 2023 third quarter and 2022 third quarter, amounts written off were nil and $2 million, respectively. For the nine months ended September 30, 2023 and 2022 period, amounts written off were $2 million and $7 million, respectively.

ARCH CAPITAL	19	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reinsurance Recoverables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s reinsurance recoverables:

	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended September 30, 2023
Balance at beginning of period	$6,717	$22
Change for provision of expected credit losses		1
Balance at end of period	$6,821	$23

Three Months Ended September 30, 2022
Balance at beginning of period	$5,939	$15
Change for provision of expected credit losses		2
Balance at end of period	$6,356	$17

Nine Months Ended September 30, 2023
Balance at beginning of period	$6,564	$22
Change for provision of expected credit losses		1
Balance at end of period	$6,821	$23

Nine Months Ended September 30, 2022
Balance at beginning of period	$5,881	$13
Change for provision of expected credit losses		4
Balance at end of period	$6,356	$17
The following table summarizes the Company’s reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums):

	September 30,	December 31
	2023	2022
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	$6,821	$6,564
% due from carriers with A.M. Best rating of “A-” or better	66.7%	68.8%
% due from all other rated carriers	0.2%	0.1%
% due from all other carriers with no A.M. Best rating (1)	33.1%	31.1%
Largest balance due from any one carrier as % of total shareholders’ equity	8.3%	9.0%
(1)    At September 30, 2023 and December 31, 2022 over 95% of such amount were collateralized through reinsurance trusts, funds withheld arrangements, letters of credit or other, respectively.
Contractholder Receivables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s contractholder receivables:

	Contract-holder Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended September 30, 2023
Balance at beginning of period	$1,761	$3
Change for provision of expected credit losses		—
Balance at end of period	$1,805	$3

Three Months Ended September 30, 2022
Balance at beginning of period	$1,758	$3
Change for provision of expected credit losses		(1)
Balance at end of period	1,736	$2

Nine Months Ended September 30, 2023
Balance at beginning of period	$1,731	$3
Change for provision of expected credit losses		—
Balance at end of period	$1,805	$3

Nine Months Ended September 30, 2022
Balance at beginning of period	$1,829	$3
Change for provision of expected credit losses		(1)
Balance at end of period	1,736	$2

ARCH CAPITAL	20	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.    Investment Information

Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Cost or Amortized Cost
September 30, 2023
Fixed maturities:
Corporate bonds	$10,064	$33	$(747)	$(47)	$10,825
U.S. government and government agencies	5,662	15	(240)	—	5,887
Asset backed securities	2,342	10	(76)	(5)	2,413
Non-U.S. government securities	2,052	9	(173)	(2)	2,218
Commercial mortgage backed securities	1,102	—	(46)	(3)	1,151
Residential mortgage backed securities	965	5	(100)	—	1,060
Municipal bonds	298	2	(32)	—	328
Total	22,485	74	(1,414)	(57)	23,882
Short-term investments	1,682	3	(1)	—	1,680
Total	$24,167	$77	$(1,415)	$(57)	$25,562

December 31, 2022
Fixed maturities:
Corporate bonds	$8,020	$55	$(781)	$(30)	$8,776
U.S. government and government agencies	5,162	15	(343)	—	5,490
Asset backed securities	1,927	1	(107)	(6)	2,039
Non-U.S. government securities	2,313	9	(238)	(2)	2,544
Commercial mortgage backed securities	1,047	1	(58)	(3)	1,107
Residential mortgage backed securities	795	5	(87)	—	877
Municipal bonds	419	3	(33)	—	449
Total	19,683	89	(1,647)	(41)	21,282
Short-term investments	1,332	1	(2)	—	1,333
Total	$21,015	$90	$(1,649)	$(41)	$22,615

ARCH CAPITAL	21	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2023
Fixed maturities:
Corporate bonds	$4,813	$(141)	$5,272	$(606)	$10,085	$(747)
U.S. government and government agencies	3,922	(93)	1,294	(147)	5,216	(240)
Non-U.S. government securities	1,002	(25)	956	(148)	1,958	(173)
Residential mortgage backed securities	420	(15)	521	(85)	941	(100)
Asset backed securities	190	(4)	1,287	(72)	1,477	(76)
Commercial mortgage backed securities	153	(3)	907	(43)	1,060	(46)
Municipal bonds	84	(5)	212	(27)	296	(32)
Total	10,584	(286)	10,449	(1,128)	21,033	(1,414)
Short-term investments	192	(1)	—	—	192	(1)
Total	$10,776	$(287)	$10,449	$(1,128)	$21,225	$(1,415)

December 31, 2022
Fixed maturities:
Corporate bonds	$4,823	$(393)	$2,559	$(388)	$7,382	$(781)
U.S. government and government agencies	3,557	(197)	1,443	(146)	5,000	(343)
Non-U.S. government securities	1,703	(154)	542	(84)	2,245	(238)
Residential mortgage backed securities	546	(52)	154	(35)	700	(87)
Asset backed securities	1,148	(66)	512	(41)	1,660	(107)
Commercial mortgage backed securities	598	(35)	445	(23)	1,043	(58)
Municipal bonds	364	(30)	16	(3)	380	(33)
Total	12,739	(927)	5,671	(720)	18,410	(1,647)
Short-term investments	237	(2)	—	—	237	(2)
Total	$12,976	$(929)	$5,671	$(720)	$18,647	$(1,649)
At September 30, 2023, on a lot level basis, approximately 11,140 security lots out of a total of approximately 14,320 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $6 million. At December 31, 2022, on a lot level basis, approximately 9,810 security lots out of a total of approximately 12,590 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $7 million.
The contractual maturities of the Company’s fixed maturities are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2023		December 31, 2022
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$683	$708	$511	$537
Due after one year through five years	12,561	13,123	11,016	11,715
Due after five years through 10 years	4,515	5,035	3,984	4,527
Due after 10 years	317	392	403	480
	18,076	19,258	15,914	17,259
Residential mortgage backed securities	965	1,060	795	877
Commercial mortgage backed securities	1,102	1,151	1,047	1,107
Asset backed securities	2,342	2,413	1,927	2,039
Total	$22,485	$23,882	$19,683	$21,282

ARCH CAPITAL	22	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Equity Securities, at Fair Value
At September 30, 2023, the Company held $894 million of equity securities, at fair value, compared to $860 million at December 31, 2022. Such holdings include publicly traded common stocks primarily in the consumer cyclical and non-cyclical, technology, communication and financial sectors and exchange-traded funds in fixed income, equity and other sectors.
Other Investments, at Fair Value
The following table summarizes the Company’s other investments and other investable assets:

	September 30, 2023	December 31, 2022
Other investments	$1,404	$1,043
Fixed maturities	644	554
Equity securities	7	14
Short-term investments	13	33
Total	$2,068	$1,644
The following table summarizes the Company’s other investments, as detailed in the previous table, by strategy:

	September 30, 2023	December 31, 2022
Lending	$460	$406
Investment grade fixed income	418	271
Term loan investments	242	164
Private equity	182	123
Credit related funds	84	56
Energy	18	23
Total	$1,404	$1,043
Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	September 30, 2023	December 31, 2022
Credit related funds	$1,165	$1,136
Private equity	1,083	917
Real estate	620	535
Lending	555	531
Infrastructure	298	245
Fixed income	258	130
Equities	171	169
Energy	101	111
Total	$4,251	$3,774

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
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet line item:

	September 30, 2023	December 31, 2022
Investments accounted for using the equity method (1)	$4,251	$3,774
Investments accounted for using the fair value option (2)	128	131
Total	$4,379	$3,905
(1)    Aggregate unfunded commitments were $3.0 billion at September 30, 2023, compared with $2.6 billion at December 31, 2022.
(2)    Aggregate unfunded commitments were $32 million at September 30, 2023, compared to $17 million at December 31, 2022.

ARCH CAPITAL	23	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Investment Income
The components of net investment income were derived from the following sources:

	September 30,
	2023	2022
Three Months Ended
Fixed maturities	$243	$124
Equity securities	5	4
Short-term investments	19	9
Other (1)	22	9
Gross investment income	289	146
Investment expenses	(20)	(17)
Net investment income	$269	$129

Nine Months Ended
Fixed maturities	$645	$311
Equity securities	15	16
Short-term investments	48	16
Other (1)	60	29
Gross investment income	768	372
Investment expenses	(58)	(57)
Net investment income	$710	$315
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.

Net Realized Gains (Losses)
Net realized gains (losses), which include changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings were as follows:

	September 30,
	2023	2022
Three Months Ended
Available for sale securities:
Gross gains on investment sales	$12	$18
Gross losses on investment sales	(116)	(74)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(16)	(19)
Other investments	3	(18)
Equity securities	—	(1)
Short-term investments	—	(1)
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	14	(6)
Net unrealized gains (losses) on equity securities still held at reporting date	(46)	(36)
Allowance for credit losses:
Investments related	—	9
Underwriting related	(1)	(4)
Derivative instruments (1)	(102)	(48)
Other	4	(4)
Net realized gains (losses)	$(248)	$(184)

Nine Months Ended
Available for sale securities:
Gross gains on investment sales	$51	$53
Gross losses on investment sales	(396)	(239)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(12)	(89)
Other investments	17	(37)
Equity securities	1	(6)
Short-term investments	—	(3)
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	50	76
Net unrealized gains (losses) on equity securities still held at reporting date	17	(318)
Allowance for credit losses:
Investments related	(23)	(48)
Underwriting related	(2)	(7)
Derivative instruments (1)	(61)	(118)
Other	4	(7)
Net realized gains (losses)	$(354)	$(743)
(1)    See note 9 for information on the Company’s derivative instruments.
Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method
The Company recorded income of $59 million related to investment funds accounted for using the equity method in the 2023 third quarter, compared to a loss of $19 million for

ARCH CAPITAL	24	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
the 2022 third quarter and income of $176 million for the nine months ended September 30, 2023, compared to income of $75 million for nine months ended September 30, 2022. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds.
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
As of September 30, 2023, the Company owned approximately 29.9% of the issued shares of Coface, or 30% excluding treasury shares, with a carrying value of $521 million, compared to $563 million at December 31, 2022.
As of September 30, 2023, the Company owned 40% of Greysbridge with a carrying value of $362 million, compared to $306 million at December 31, 2022.
Income from operating affiliates for the 2023 third quarter was $54 million, compared to $9 million, for the 2022 third quarter, and income of $115 million for the nine months ended September 30, 2023, compared to income of $39 million for nine months ended September 30, 2022.
See note 15 for information on Company’s transactions with related parties.
Allowance for Expected Credit Losses
The following table provides a roll forward of the allowance for expected credit losses of the Company’s securities classified as available for sale:

	Structured Securities (1)	Corporate Bonds	Non-U.S. Government Securities	Total
Three Months Ended September 30, 2023
Balance at beginning of period	$8	$50	$3	$61
Additions for current-period provision for expected credit losses	2	4	—	6
Additions (reductions) for previously recognized expected credit losses	—	(3)	—	(3)
Reductions due to disposals	(2)	(4)	(1)	(7)
Balance at end of period	$8	$47	$2	$57

Three Months Ended September 30, 2022
Balance at beginning of period	$19	$40	$—	$59
Additions for current-period provision for expected credit losses	2	2	—	4
Additions (reductions) for previously recognized expected credit losses	(10)	(3)	—	(13)
Reductions due to disposals	(2)	(2)	—	(4)
Balance at end of period	$9	$37	$—	$46

Nine Months Ended September 30, 2023
Balance at beginning of period	$9	$30	$2	$41
Additions for current-period provision for expected credit losses	2	5	—	7
Additions (reductions) for previously recognized expected credit losses	(1)	18	1	18
Reductions due to disposals	(2)	(6)	(1)	(9)
Balance at end of period	$8	$47	$2	$57

Nine Months Ended September 30, 2022
Balance at beginning of period	$1	$2	$—	$3
Additions for current-period provision for expected credit losses	13	40	—	53
Additions (reductions) for previously recognized expected credit losses	(3)	(3)	—	(6)
Reductions due to disposals	(2)	(2)	—	(4)
Balance at end of period	$9	$37	$—	$46
(1)    Includes asset backed securities, residential mortgage backed securities and commercial mortgage backed securities.

ARCH CAPITAL	25	2023 THIRD QUARTER FORM 10-Q

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
The following table details the value of the Company’s restricted assets:

	September 30, 2023	December 31, 2022
Assets used for collateral or guarantees:
Affiliated transactions	$4,572	$4,254
Third party agreements	2,849	2,633
Deposits with U.S. regulatory authorities	788	776
Other (1)	1,250	1,038
Total restricted assets	$9,459	$8,701
(1)    Primarily includes Funds at Lloyds, deposits with non-U.S. regulatory authorities and other restricted assets.
Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	September 30, 2023	December 31, 2022
Cash	$859	$855
Restricted cash (included in ‘other assets’)	496	418
Cash and restricted cash	$1,355	$1,273
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

ARCH CAPITAL	26	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at September 30, 2023.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Where quotes are unavailable, fair value is determined by the Investment Manager using quantitative and qualitative assessments such as internally modeled values. Of the $27.5 billion of financial assets and liabilities measured at fair value at September 30, 2023, approximately $15 million, or 0.1%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $23.8 billion of financial assets and liabilities measured at fair value at December 31, 2022, approximately $13 million, or 0.1%, were priced using non-binding broker-dealer quotes or modeled valuations.
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

ARCH CAPITAL	27	2023 THIRD QUARTER FORM 10-Q

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
Short-term investments
The Company determined that certain of its short-term investments held in highly liquid money market-type funds, Treasury bills and commercial paper would be included in Level 1 as their fair values are based on quoted market prices in active markets. The fair values of certain short-term investments are generally determined using the spread above the risk-free yield curve and are classified within Level 2. Other short-term investments are included in Level 3 due to the lack of an available independent price source for such securities. As the significant inputs used to price these short-term securities are unobservable, the fair value of such securities are classified as Level 3.
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

ARCH CAPITAL	28	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the Company’s financial assets and liabilities measured at fair value by level at September 30, 2023:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$10,064	$—	$9,940	$124
U.S. government and government agencies	5,662	5,640	22	—
Asset backed securities	2,342	—	2,342	—
Non-U.S. government securities	2,052	—	2,052	—
Commercial mortgage backed securities	1,102	—	1,102	—
Residential mortgage backed securities	965	—	965	—
Municipal bonds	298	—	298	—
Total	22,485	5,640	16,721	124

Short-term investments	1,682	1,635	47	—

Equity securities, at fair value	894	860	29	5

Derivative instruments (2)	192	—	192	—

Residential mortgage loans	2	—	2	—

Fair value option:
Corporate bonds	620	—	620	—
Non-U.S. government bonds	15	—	15	—
Asset backed securities	2	—	2	—
U.S. government and government agencies	7	7	—	—
Short-term investments	13	1	8	4
Equity securities	7	3	—	4
Other investments	341	—	241	100
Other investments measured at net asset value (1)	1,063
Total	2,068	11	886	108

Total assets measured at fair value	$27,323	$8,146	$17,877	$237

Liabilities measured at fair value:
Other liabilities	$(21)	$—	$—	$(21)
Derivative instruments (2)	(114)	—	(114)	—
Total liabilities measured at fair value	$(135)	$—	$(114)	$(21)

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
(2)    See note 9.

ARCH CAPITAL	29	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2022:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$8,020	$—	$7,899	$121
U.S. government and government agencies	5,162	5,145	17	—
Asset backed securities	1,927	—	1,927	—
Non-U.S. government securities	2,313	—	2,313	—
Commercial mortgage backed securities	1,047	—	1,047	—
Residential mortgage backed securities	795	—	795	—
Municipal bonds	419	—	419	—
Total	19,683	5,145	14,417	121

Short-term investments	1,332	1,198	134	—

Equity securities, at fair value	860	829	28	3

Derivative instruments (2)	149	—	149	—

Residential mortgage loans	2	—	2	—

Fair value option:
Corporate bonds	543	—	543	—
Non-U.S. government bonds	4	—	4	—
Asset backed securities	2	—	2	—
U.S. government and government agencies	5	5	—	—
Short-term investments	33	1	32	—
Equity securities	14	10	—	4
Other investments	196	—	163	33
Other investments measured at net asset value (1)	847
Total	1,644	16	744	37

Total assets measured at fair value	$23,670	$7,188	$15,474	$161

Liabilities measured at fair value:
Other liabilities	$(14)	$—	$—	$(14)
Derivative instruments (2)	(76)	—	(76)	—
Total liabilities measured at fair value	$(90)	$—	$(76)	$(14)

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
(2)    See note 9.

ARCH CAPITAL	30	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Assets						Liabilities
s	Available For Sale		Fair Value Option			Fair Value
	Structured Securities (1)	Corporate Bonds	Other Investments	Short-tem Investments	Equity Securities	Equity Securities	Other Liabilities
Three Months Ended September 30, 2023
Balance at beginning of period	$—	$100	$86	$—	$4	$5	$(19)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	—	—	—	—	—	—
Included in other comprehensive income	—	(1)	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	25	29	4	—	—	—
Issuances	—	—	—	—	—	—	(4)
Sales	—	—	(6)	—	—	—	—
Settlements	—	—	(9)	—	—	—	2
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$—	$124	$100	$4	$4	$5	$(21)

Three Months Ended September 30, 2022
Balance at beginning of period	$3	$4	$34	$—	$5	$3	$(17)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	(1)	—	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—	—	1
Purchases, issuances, sales and settlements
Purchases	—	—	1	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	(2)	(4)	(1)	—	—	—	—
Settlements	—	—	—	—	—	—	2
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$—	$—	$34	$—	$5	$3	$(14)

Nine Months Ended September 30, 2023
Balance at beginning of year	$—	$121	$33	$—	$4	$4	$(14)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	1	(1)	—	—	—	—
Included in other comprehensive income	—	(1)	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	68	87	4	—	1	—
Issuances	—	—	—	—	—	—	(9)
Sales	—	—	(10)	—	—	—	—
Settlements	—	(65)	(9)	—	—	—	2
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$—	$124	$100	$4	$4	$5	$(21)

Nine Months Ended September 30, 2022
Balance at beginning of year	$3	$—	$28	$—	$5	$3	$(17)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	(1)	—	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—	—	1
Purchases, issuances, sales and settlements
Purchases	—	—	12	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	(2)	(4)	(3)	—	—	—	—
Settlements	—	—	(3)	—	—	—	2
Transfers in and/or out of Level 3	—	4	—	—	—	—	—
Balance at end of period	$—	$—	$34	$—	$5	$3	$(14)
(1)    Includes asset backed securities, residential mortgage backed securities and commercial mortgage backed securities.
(2)    Gains or losses were included in net realized gains (losses).

ARCH CAPITAL	31	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at September 30, 2023, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At September 30, 2023, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.3 billion. At December 31, 2022, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.4 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
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
The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives (1)	Liability Derivatives (1)	Notional Value (2)
September 30, 2023
Futures contracts	$129	$(62)	$4,515
Foreign currency forward contracts	32	(35)	1,481
Other (3)	31	(17)	275
Total	$192	$(114)

December 31, 2022
Futures contracts	$51	$(17)	$3,138
Foreign currency forward contracts	39	(35)	1,136
Other (3)	59	(24)	3,592
Total	$149	$(76)
(1)    The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’
(2)    Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.
(3)    Includes swaps, options and other derivatives contracts.

The Company did not hold any derivatives which were designated as hedging instruments at September 30, 2023 or December 31, 2022.
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
At September 30, 2023, asset derivatives and liability derivatives of $192 million and $114 million, respectively, were subject to a master netting agreement, compared to $147 million and $73 million, respectively, at December 31, 2022. The remaining derivatives included in the preceding table were not subject to a master netting agreement.

ARCH CAPITAL	32	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as	September 30,
hedging instruments:	2023	2022

Three Months Ended
Net realized gains (losses):
Futures contracts	$(87)	$(26)
Foreign currency forward contracts	(20)	(18)
Other (1)	5	(4)
Total	$(102)	$(48)

Nine Months Ended
Net realized gains (losses):
Futures contracts	$(73)	$(112)
Foreign currency forward contracts	4	(46)
Other (1)	8	40
Total	$(61)	$(118)
(1)    Includes realized gains and losses on swaps, options and other derivatives contracts.
10.    Commitments and Contingencies

Letter of Credit and Revolving Credit Facilities
In the normal course of its operations, the Company enters into agreements with financial institutions to obtain secured and unsecured credit facilities. On August 23, 2023, Arch Capital and certain of its subsidiaries amended the existing credit agreement (the “Credit Facility”). The Credit Facility, as amended, consists of a $425 million secured facility for letters of credit (the “Secured Facility”) and a $500 million unsecured facility for revolving loans and letters of credit (the “Unsecured Facility”). Obligations of each borrower for letters of credit under the Secured Facility are secured by cash and eligible securities of such borrower and held in collateral accounts. Commitments under the Credit Facility may be increased up to, but not exceeding, an aggregate of $1.5 billion. Arch Capital has a one-time option to convert any or all outstanding revolving loans of Arch Capital and/or Arch Capital Group (U.S.) Inc. (“Arch-U.S.”) to term loans with the same terms as the revolving loans except that any prepayments may not be re-borrowed. Borrowings of revolving loans may be made at a variable rate based on Secured Overnight Financing Rate (“SOFR”). Secured letters of credit are available for issuance on behalf of certain Arch Capital subsidiaries. Arch Capital guarantees the obligations of Arch-U.S. and Arch U.S. MI Holdings Inc., Arch-U.S. guarantees the obligations of Arch Capital, and Arch Capital Finance LLC guarantees the obligations of Arch Capital and Arch-U.S.
The commitments under the Credit Agreement will expire on August 23, 2028, and all loans then outstanding under the Credit Facility must be repaid at such time. Letters of credit issued under the Credit Facility will not have an expiration date later than August 23, 2029.
On September 27, 2023, Arch Reinsurance Ltd., (“Arch Re Bermuda”) a wholly-owned subsidiary of Arch Capital, entered as the borrower into a Letter of Credit Facility Agreement (the “LOC Agreement”) with Lloyds Bank Corporate Markets plc (“Lloyds Bank”). The LOC Agreement provides for a $175 million unsecured facility for letters of credit. The commitments under the LOC Agreement will expire on September 27, 2025.
At September 30, 2023, the $425 million secured letter of credit facility had $355 million of letters of credit outstanding and remaining capacity of $70 million. In addition, certain of Arch Capital’s subsidiaries had outstanding secured and unsecured letters of credit through other facilities of $35 million and $400 million respectively, which were issued in the normal course of business.
See note 16, “Subsequent Events.”
Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $3.1 billion at September 30, 2023, compared to $2.9 billion at December 31, 2022.
Interest Paid
Interest paid on the Company’s senior notes and other borrowings was $63 million for the nine months ended September 30, 2023, compared to $65 million for the 2022 period.

ARCH CAPITAL	33	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11.    Variable Interest Entities

Bellemeade Re
The Company has entered into aggregate excess of loss mortgage reinsurance agreements with various special purpose reinsurance companies domiciled in Bermuda (the “Bellemeade Agreements”). At the time the Bellemeade Agreements were entered into, the applicability of the accounting guidance that addresses VIEs was evaluated. As a result of the evaluation of the Bellemeade Agreements, the Company concluded that these entities are VIEs. However, given that the ceding insurers do not have the unilateral power to direct those activities that are significant to their economic performance, the Company does not consolidate such entities in its consolidated financial statements. The reinsurance premium paid in regard to the Bellemeade Agreements is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of the period by the coupon rate, which is the SOFR plus a contractual risk margin, less the actual investment income collected during the preceding month on the assets included in the underlying reinsurance trusts. In the event the assets included in the underlying reinsurance trusts (became severely impaired or worthless and the special purpose reinsurance companies were unable to meet their future obligations, the Company’s mortgage insurance subsidiaries would be liable to fulfill claim payments to policyholders. The Company’s maximum exposure to loss associated with these VIEs is determined as the amount of mortgage insurance claim payments on the insured policies, net of aggregate reinsurance payments previously received, up to the full aggregate excess of loss reinsurance coverage amounts. See note 16, “Subsequent Events.”
The following table summarizes the total assets of the Bellemeade entities:

	September 30, 2023		December 31, 2022
Bellemeade Entities (Issue Date)	Total VIE Assets	Coverage Remaining from Reinsurers (1)	Total VIE Assets
2017-1 Ltd. (Oct-17)	$—	$—	$37
2018-1 Ltd. (Apr-18)	51	—	90
2018-3 Ltd. (Oct-18)	154	—	199
2019-1 Ltd. (Mar-19)	80	—	108
2019-2 Ltd. (Apr-19)	265	—	325
2019-3 Ltd. (Jul-19)	120	—	223
2019-4 Ltd. (Oct-19)	218	—	266
2020-2 Ltd. (Sep-20)	54	—	105
2020-3 Ltd. (Nov-20)	183	4	244
2020-4 Ltd. (Dec-20)	67	2	98
2021-1 Ltd. (Mar-21)	388	17	467
2021-2 Ltd. (Jun-21)	380	58	458
2021-3 Ltd. (Sep-21)	444	116	490
2022-1 Ltd. (Jan-22)	269	30	284
2022-2 Ltd. (Sep-22)	201	126	201
Total	$2,874	$353	$3,595
(1) Coverage from a separate panel of reinsurers remaining at September 30, 2023.

ARCH CAPITAL	34	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.    Other Comprehensive Income (Loss)

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended		Nine Months Ended
Details About	Line Item That Includes	September 30,		September 30,
AOCI Components	Reclassification	2023	2022	2023	2022

Unrealized appreciation (decline) on available-for-sale investments
	Net realized gains (losses)	$(104)	$(56)	$(345)	$(186)
	Provision for credit losses	—	9	(23)	(48)
	Total before tax	(104)	(47)	(368)	(234)
	Income tax (expense) benefit	8	1	24	28
	Net of tax	$(96)	$(46)	$(344)	$(206)

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended September 30, 2023
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(208)	$(18)	$(190)
Less reclassification of net realized gains (losses) included in net income	(104)	(8)	(96)
Foreign currency translation adjustments	(40)	—	(40)
Other comprehensive income (loss)	$(144)	$(10)	$(134)

Three Months Ended September 30, 2022
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(672)	$(62)	$(610)
Less reclassification of net realized gains (losses) included in net income	(47)	(1)	(46)
Foreign currency translation adjustments	(70)	—	(70)
Other comprehensive income (loss)	$(695)	$(61)	$(634)

Nine Months Ended September 30, 2023
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(131)	$(13)	$(118)
Less reclassification of net realized gains (losses) included in net income	(368)	(24)	(344)
Foreign currency translation adjustments	(33)	—	(33)
Other comprehensive income (loss)	$204	$11	$193

Nine Months Ended September 30, 2022
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(2,132)	$(240)	$(1,892)
Less reclassification of net realized gains (losses) included in net income	(234)	(28)	(206)
Foreign currency translation adjustments	(141)	—	(141)
Other comprehensive income (loss)	$(2,039)	$(212)	$(1,827)

ARCH CAPITAL	35	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    Income Taxes

The Company’s income tax provision on income before income taxes, including income (loss) from operating affiliates, resulted in an effective tax rate of 8.8% for the nine months ended September 30, 2023, compared to 3.0% for the nine months ended September 30, 2022. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. The effective tax rate for the nine months ended September 30, 2023 and 2022, included discrete income tax benefits of $6 million and $37 million, which had the effect of decreasing the effective tax rate on net income available to Arch common shareholders by 0.3% and 5.7%, respectively. The discrete tax items in the 2023 and 2022 periods were primarily related to equity compensation windfall benefits and the release of a valuation allowance on certain U.K. deferred tax assets, respectively.
The Company had a net deferred tax asset of $496 million at September 30, 2023, compared to a net deferred tax asset of $531 million at December 31, 2022. The change is primarily a result of market value fluctuations in the Company’s investment portfolio. In addition, the Company paid $127 million and $202 million of income taxes for the nine months ended September 30, 2023 and 2022, respectively.
14.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of September 30, 2023, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.
15.    Transactions with Related Parties

Premia Reinsurance Ltd. is a multi-line Bermuda reinsurance company (and its affiliates together with Premia Holdings Ltd., “Premia”). The Company has entered into certain reinsurance transactions with Premia. For the nine months ended September 30, 2023, the Company recorded net premiums written and earned of approximately $80 million, compared to a de minimis amount for the nine months ended September 30, 2022. At September 30, 2023, the Company recorded a funds held asset from Premia of $176 million, compared to $119 million at December 31, 2022.
Somers Group Holdings Ltd. and its wholly owned subsidiaries (collectively, “Somers”) are wholly owned by Greysbridge. The Company has entered into certain reinsurance transactions with Somers. For the nine months ended September 30, 2023, the Company’s net premiums written was reduced by $457 million, compared to $552 million for the nine months ended September 30, 2022. In addition, Somers paid certain acquisition costs and administrative fees to the Company. At September 30, 2023, the Company recorded a reinsurance recoverable on unpaid and paid losses from Somers of $1.3 billion and a reinsurance balance payable to Somers of $499 million, compared to $1.2 billion and $414 million, respectively, at December 31, 2022.

ARCH CAPITAL	36	2023 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16.    Subsequent Events

Bellemeade Re 2023-1 Ltd.
In October 2023, the Company’s U.S. mortgage insurance subsidiaries entered into an aggregate excess of loss reinsurance agreement with Bellemeade Re 2023-1 Ltd. (“Bellemeade 2023-1”), a special purpose reinsurance company domiciled in Bermuda. The Bellemeade 2023-1 agreement provides for up to $233 million of aggregate excess of loss reinsurance coverage at inception in excess of $62 million of aggregate losses for new delinquencies on a portfolio of in-force policies primarily issued from January 2023 through September 2023. The coverage amount decreases over a ten-year period as the underlying covered mortgages amortize.
Bellemeade 2023-1 financed the coverage through the issuance of mortgage insurance-linked notes in an aggregate amount of approximately $187 million to unrelated investors (the “Notes”) and an additional $46 million capacity was provided directly to Arch MI U.S. by a separate panel of reinsurers. The maturity date of the Notes is October 25, 2033. The Notes will be redeemed prior to maturity upon the occurrence of a mandatory termination event or if the ceding insurers trigger a termination of the reinsurance agreement following the occurrence of an optional termination event. All of the proceeds paid to Bellemeade 2023-1 from the sale of the Notes were deposited into a reinsurance trust as security for Bellemeade 2023-1’s obligations. At all times, funds in the reinsurance trust account are required to be invested in high credit quality money market funds.
Letter of Credit Facility Agreement
On October 25, 2023, Arch Re Bermuda entered into Amendment No. 3 and Joinder to the Letter of Credit Facility Agreement with Lloyds Bank, which amends the Letter of Credit Facility Agreement, dated as of November 3, 2020, as amended by Amendment No. 1 to Letter of Credit Facility Agreement dated as of October 29, 2021 and as further amended by Amendment No. 2 and Joinder to Letter of Credit Facility Agreement dated as of October 27, 2022 (the “Existing LOC Agreement”). The Existing LOC Agreement, as amended by Amendment No. 3 (the “Amended LOC Agreement”), provides for a $530 million facility for letters of credit in respect of Tier 2 Funds at Lloyds. As of October 25, 2023, $530 million face amount of letters of credit had been issued under this facility. The availability period ends on May 31, 2024.

ARCH CAPITAL	37	2023 THIRD QUARTER FORM 10-Q

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
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “Arch”, “we”, “our” or “us”) is a publicly listed Bermuda exempted company with approximately $18.0 billion in capital at September 30, 2023 and, through operations in Bermuda, the United States, Europe, Canada and Australia, writes insurance, reinsurance and mortgage insurance on a worldwide basis.

ARCH CAPITAL	38	2023 THIRD QUARTER FORM 10-Q

CURRENT OUTLOOK

As we near the end of 2023 and look ahead to 2024, our objective to deliver long term value for our shareholders remains the same. With our commitment to underwriting acumen, prudent reserving and cycle-focused capital allocation, we were able to deliver another profitable quarter. The 2023 third quarter net income available to Arch common shareholder was $713 million, primarily reflecting strong underwriting returns. Our underwriting teams capitalized on good market conditions and relatively light catastrophe losses to produce an outstanding $721 million of underwriting income in the 2023 third quarter. Financial highlights for the quarter included book value per share growth of 4.3% and annualized net income and operating returns on average common equity of 20.2% and 24.8%, respectively. See “Comment on Non-GAAP Financial Measures.”
Our property and casualty underwriting teams continued to lean into attractive market conditions where excellent risk-adjusted returns remain available resulting in $3.1 billion of net premium written in the 2023 third quarter, up 26% from one year ago. Broadly, we continue to achieve rate increases above loss trend in most sectors of the property and casualty market. Although rate increases are slowing in some lines, they are re-accelerating in others, which is a good reminder that there is not a single insurance cycle, but many. We continue to execute our cycle management strategy by actively allocating capital to the segments with the best risk-adjusted returns.
In our insurance segment, we continue to take advantage of favorable global market conditions. Growth in net premiums written in the insurance segment was over 11% in the 2023 third quarter. Such growth was more broad-based because of our focus on small and medium-sized specialty accounts. Although pricing has declined in some lines, such as large public directors’ and officers’ liability insurance, the property and casualty markets in which our insurance segment operates generally continue to provide adequate returns.
As underwriting opportunities arise, our reinsurance segment is able to react quickly and significantly when markets pivot. In the reinsurance property market, our overall exposure to property catastrophe risk remains well below our self-imposed threshold (see “Catastrophic and Severe Economic Events”) and, because of our diversified portfolio and broad set of opportunities, we retain the flexibility to pursue the most attractive returns across lines and geographies. Our expectation is that we will continue to see hard property market conditions through next year’s renewal cycle as loss activity remains elevated.
Inflation continues to be a focus for our industry. We proactively analyze available data and we incorporate emerging trends into our pricing and reserving. We believe that this discipline, coupled with increases in future investment returns and prudent reserving, allows us to maximize the capabilities of our diversified platform.
Our mortgage segment continues to deliver a steady level of earnings for our shareholders. Higher persistency of our in force U.S. primary mortgage insurance portfolio helped offset the slight decrease in new insurance written, which has been affected by a lower volume of mortgage originations primarily as a result of higher mortgage rates. We continue to see meaningful opportunities for the mortgage segment outside of the U.S. and our strategic decision to diversify our mortgage operations is yielding positive results.
FINANCIAL MEASURES

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for Arch Capital’s common shareholders:
Book Value per Share
Book value per share represents total common shareholders’ equity available to Arch divided by the number of common shares outstanding. Management uses growth in book value per share as a key measure of the value generated for our common shareholders each period and believes that book value per share is the key driver of Arch Capital’s share price over time. Book value per share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per share depending on the purchase price. Book value per share was $38.62 at September 30, 2023, compared to $37.04 at June 30, 2023, and $29.69 at September 30, 2022. The 4.3% increase in book value per share for the 2023 third quarter reflected strong underwriting results.
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

ARCH CAPITAL	39	2023 THIRD QUARTER FORM 10-Q

return generated to common shareholders. See “Comment on Non-GAAP Financial Measures.”
Our annualized net income return on average common equity was 20.2% for the 2023 third quarter, compared to 0.2% for the 2022 third quarter, and 20.9% for the nine months ended September 30, 2023, compared to 6.6% for the 2022 period. Our Operating ROAE was 24.8% for the 2023 third quarter, compared to 3.8% for the 2022 third quarter, and 22.7% for the nine months ended September 30, 2023, compared to 11.6% for the 2022 period. The 2023 periods reflected strong underwriting and investment results, while the 2022 periods reflected lower underwriting returns, due in part to a higher level of catastrophic loss activity.
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

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2023 Third Quarter	(0.40)%	(0.36)%
2022 Third Quarter	(3.01)%	(4.01)%

Nine Months Ended September 30, 2023	2.68%	2.97%
Nine Months Ended September 30, 2022	(8.83)%	(12.78)%
Total return for the 2023 third quarter was negative as our fixed income portfolio was impacted by the increase in interest rates. We continue to maintain a relatively short duration on our portfolio of 2.97 years at September 30, 2023.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide, unlike many master indices that change based on the size of their constituent indices, a relatively stable basket of investable indices. At September 30, 2023, the benchmark return index had an average credit quality of “A1” by Moody’s Investors Service (“Moody’s”), and an estimated duration of 2.72 years.
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

ARCH CAPITAL	40	2023 THIRD QUARTER FORM 10-Q

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
Our segment information includes the presentation of consolidated underwriting income or loss. Such measures represent the pre-tax profitability of our underwriting operations and include net premiums earned plus other underwriting income, less losses and loss adjustment expenses, acquisition expenses and other operating expenses. Other operating expenses include those operating expenses that are incremental and/or directly attributable to our individual underwriting operations. Underwriting income or loss does not incorporate items included in our corporate segment. While these measures are presented in note 4, “Segment Information,” of the notes accompanying our consolidated financial statements, they are considered non-GAAP financial measures when presented elsewhere on a consolidated basis. The reconciliations of underwriting income or loss to income before income taxes (the most directly comparable GAAP financial measure) on a consolidated basis, in accordance with Regulation G, is shown in note 4, “Segment Information” of the notes accompanying our consolidated financial statements.
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

ARCH CAPITAL	41	2023 THIRD QUARTER FORM 10-Q

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income available to Arch common shareholders	$713	$7	$2,079	$587
Net realized (gains) losses (1)	248	184	354	743
Equity in net (income) loss of investment funds accounted for using the equity method	(59)	19	(176)	(75)
Net foreign exchange (gains) losses	(22)	(91)	2	(183)
Transaction costs and other	1	—	2	—
Income tax expense (benefit) (2)	(5)	(13)	(5)	(38)
After-tax operating income available to Arch common shareholders	$876	$106	$2,256	$1,034

Beginning common shareholders’ equity	$13,811	$11,588	$12,080	$12,716
Ending common shareholders’ equity	14,409	10,966	$14,409	$10,966
Average common shareholders’ equity	$14,110	$11,277	$13,245	$11,841

Annualized net income return on average common equity %	20.2	0.2	20.9	6.6
Annualized operating return on average common equity %	24.8	3.8	22.7	11.6
(1) Net realized gains or losses include realized and unrealized changes in the fair value of equity securities and assets accounted for using the fair value option, realized and unrealized gains and losses on derivative instruments and changes in the allowance for credit losses on financial assets.
(2) Income tax expense on net realized gains or losses, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses and transaction costs and other reflects the relative mix reported by jurisdiction and the varying tax rates in each jurisdiction.
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

ARCH CAPITAL	42	2023 THIRD QUARTER FORM 10-Q

Insurance Segment
The following tables set forth our insurance segment’s underwriting results:

	Three Months Ended September 30,
	2023	2022	% Change
Gross premiums written	$2,043	$1,862	9.7
Premiums ceded	(521)	(493)
Net premiums written	1,522	1,369	11.2
Change in unearned premiums	(110)	(182)
Net premiums earned	1,412	1,187	19.0
Losses and loss adjustment expenses	(812)	(823)
Acquisition expenses	(269)	(233)
Other operating expenses	(202)	(165)
Underwriting income (loss)	$129	$(34)	479.4

Underwriting Ratios			% Point Change
Loss ratio	57.5%	69.3%	(11.8)
Acquisition expense ratio	19.1%	19.6%	(0.5)
Other operating expense ratio	14.3%	13.9%	0.4
Combined ratio	90.9%	102.8%	(11.9)

	Nine Months Ended September 30,
	2023	2022	% Change
Gross premiums written	$5,977	$5,287	13.1
Premiums ceded	(1,564)	(1,483)
Net premiums written	4,413	3,804	16.0
Change in unearned premiums	(416)	(488)
Net premiums earned	3,997	3,316	20.5
Losses and loss adjustment expenses	(2,276)	(2,054)
Acquisition expenses	(778)	(643)
Other operating expenses	(592)	(493)
Underwriting income (loss)	$351	$126	178.6

Underwriting Ratios			% Point Change
Loss ratio	57.0%	61.9%	(4.9)
Acquisition expense ratio	19.5%	19.4%	0.1
Other operating expense ratio	14.8%	14.9%	(0.1)
Combined ratio	91.3%	96.2%	(4.9)
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

ARCH CAPITAL	43	2023 THIRD QUARTER FORM 10-Q

Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,
	2023		2022
	Amount	%	Amount	%
Professional lines	$375	24.6	$412	30.1
Property, energy, marine and aviation	342	22.5	241	17.6
Programs	202	13.3	189	13.8
Excess and surplus casualty	130	8.5	111	8.1
Construction and national accounts	129	8.5	98	7.2
Travel, accident and health	126	8.3	107	7.8
Warranty and lenders solutions	51	3.4	42	3.1
Other	167	11.0	169	12.3
Total	$1,522	100.0	$1,369	100.0
2023 Third Quarter versus 2022 Period. Gross premiums written by the insurance segment in the 2023 third quarter were 9.7% higher than in the 2022 third quarter, while net premiums written were 11.2% higher. Growth in net premiums written reflected increases in most lines of business, due in part to new business opportunities, increases in existing accounts and rate changes. In addition, the insurance segment retained a higher portion of business written in the 2023 third quarter than in the 2022 third quarter.

	Nine Months Ended September 30,
	2023		2022
	Amount	%	Amount	%
Professional lines	$1,045	23.7	$1,109	29.2
Property, energy, marine and aviation	937	21.2	688	18.1
Programs	553	12.5	481	12.6
Excess and surplus casualty	396	9.0	332	8.7
Construction and national accounts	446	10.1	335	8.8
Travel, accident and health	432	9.8	378	9.9
Warranty and lenders solutions	182	4.1	103	2.7
Other	422	9.6	378	9.9
Total	$4,413	100.0	$3,804	100.0
Nine Months Ended September 30, 2023 versus 2022 period. Gross premiums written by the insurance segment for the nine months ended September 30, 2023 were 13.1% higher than in the 2022 period, while net premiums written were 16.0% higher than in the 2022 period. The increase in net premiums written reflected growth in most lines of business, primarily due to rate increases, new business opportunities and growth in existing accounts. In addition, the insurance segment retained more business in the 2023 period than in the 2022 period.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,
	2023		2022
	Amount	%	Amount	%
Professional lines	$363	25.7	$342	28.8
Property, energy, marine and aviation	288	20.4	202	17.0
Programs	167	11.8	150	12.6
Excess and surplus casualty	126	8.9	100	8.4
Construction and national accounts	147	10.4	110	9.3
Travel, accident and health	148	10.5	133	11.2
Warranty and lenders solutions	43	3.0	33	2.8
Other	130	9.2	117	9.9
Total	$1,412	100.0	$1,187	100.0

	Nine Months Ended September 30,
	2023		2022
	Amount	%	Amount	%
Professional lines	$1,067	26.7	$946	28.5
Property, energy, marine and aviation	752	18.8	557	16.8
Programs	473	11.8	439	13.2
Excess and surplus casualty	353	8.8	289	8.7
Construction and national accounts	406	10.2	306	9.2
Travel, accident and health	423	10.6	368	11.1
Warranty and lenders solutions	142	3.6	92	2.8
Other	381	9.5	319	9.6
Total	$3,997	100.0	$3,316	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters. For the 2023 third quarter, net premiums earned were 19.0% higher than in the 2022 third quarter. Net premiums earned for the nine months ended September 30, 2023 were 20.5% higher than in the 2022 period.

ARCH CAPITAL	44	2023 THIRD QUARTER FORM 10-Q

Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Current year	58.2%	69.8%	57.8%	62.5%
Prior period reserve development	(0.7)%	(0.5)%	(0.8)%	(0.6)%
Loss ratio	57.5%	69.3%	57.0%	61.9%
Current Year Loss Ratio.
2023 Third Quarter versus 2022 Period. The insurance segment’s current year loss ratio in the 2023 third quarter was 11.6 points lower than in the 2022 third quarter. The 2023 third quarter loss ratio reflected 2.6 points of current year catastrophic activity, spread across a series of global events, compared to 13.4 points of catastrophic activity for the 2022 third quarter, primarily related to Hurricane Ian. The balance of the change in the current year loss ratio resulted, in part, from changes in mix of business.
Nine Months Ended September 30, 2023 versus 2022 Period. The insurance segment’s current year loss ratio for the nine months ended September 30, 2023 was 4.7 points lower than in the 2022 period and reflected 2.3 points of current year catastrophic activity, spread across series of global events, compared to 6.1 points in the 2022 period. The balance of the change in the current year loss ratio resulted, in part, from changes in mix of business.
Prior Period Reserve Development.
The insurance segment’s net favorable development was $10 million, or 0.7 points, for the 2023 third quarter, compared to $5 million, or 0.5 points, for the 2022 third quarter, and $34 million, or 0.8 points, for the nine months ended September 30, 2023, compared to $19 million, or 0.6 points, for the 2022 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
2023 Third Quarter versus 2022 Period. The insurance segment’s underwriting expense ratio was 33.4% in the 2023 third quarter, compared to 33.5% in the 2022 third quarter.
Nine Months Ended September 30, 2023 versus 2022 period. The insurance segment’s underwriting expense ratio was 34.3% for the nine months ended September 30, 2023, consistent with 34.3% for the 2022 period.
Reinsurance Segment
The following tables set forth our reinsurance segment’s underwriting results:

	Three Months Ended September 30,
	2023	2022	% Change
Gross premiums written	$2,138	$1,639	30.4
Premiums ceded	(576)	(560)
Net premiums written	1,562	1,079	44.8
Change in unearned premiums	(19)	(77)
Net premiums earned	1,543	1,002	54.0
Other underwriting income (loss)	2	—
Losses and loss adjustment expenses	(870)	(928)
Acquisition expenses	(304)	(208)
Other operating expenses	(61)	(63)
Underwriting income (loss)	$310	$(197)	257.4

Underwriting Ratios			% Point Change
Loss ratio	56.4%	92.6%	(36.2)
Acquisition expense ratio	19.7%	20.8%	(1.1)
Other operating expense ratio	3.9%	6.3%	(2.4)
Combined ratio	80.0%	119.7%	(39.7)

	Nine Months Ended September 30,
	2023	2022	% Change
Gross premiums written	$7,142	$5,151	38.7
Premiums ceded	(2,145)	(1,770)
Net premiums written	4,997	3,381	47.8
Change in unearned premiums	(781)	(647)
Net premiums earned	4,216	2,734	54.2
Other underwriting income	9	6
Losses and loss adjustment expenses	(2,379)	(1,920)
Acquisition expenses	(875)	(569)
Other operating expenses	(203)	(199)
Underwriting income (loss)	$768	$52	1,376.9

Underwriting Ratios			% Point Change
Loss ratio	56.4%	70.2%	(13.8)
Acquisition expense ratio	20.7%	20.8%	(0.1)
Other operating expense ratio	4.8%	7.3%	(2.5)
Combined ratio	81.9%	98.3%	(16.4)
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

ARCH CAPITAL	45	2023 THIRD QUARTER FORM 10-Q

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
Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,
	2023		2022
	Amount	%	Amount	%
Property excluding property catastrophe	$593	38.0	$342	31.7
Other specialty	527	33.7	381	35.3
Casualty	273	17.5	230	21.3
Property catastrophe	76	4.9	78	7.2
Marine and aviation	54	3.5	29	2.7
Other	39	2.5	19	1.8
Total	$1,562	100.0	$1,079	100.0
2023 Third Quarter versus 2022 Period. Gross premiums written by the reinsurance segment in the 2023 third quarter were 30.4% higher than in the 2022 third quarter, while net premiums written were 44.8% higher. Growth in net premiums written primarily reflected increases in property excluding property catastrophe and other specialty lines, due in part to rate increases, new business opportunities and growth in existing accounts. In addition, the reinsurance segment retained a higher portion of business written in the 2023 third quarter than in the 2022 third quarter.

	Nine Months Ended September 30,
	2023		2022
	Amount	%	Amount	%
Property excluding property catastrophe	$1,496	29.9	$936	27.7
Other specialty	1,625	32.5	1,180	34.9
Casualty	787	15.7	709	21.0
Property catastrophe	802	16.0	361	10.7
Marine and aviation	208	4.2	116	3.4
Other	79	1.6	79	2.3
Total	$4,997	100.0	$3,381	100.0
Nine Months Ended September 30, 2023 versus 2022 period. Gross premiums written by the reinsurance segment for the nine months ended September 30, 2023 were 38.7% higher than in the 2022 period, while net premiums written were 47.8% higher than in the 2022 period. The increase in net premiums written reflected growth in most lines of business, primarily due to new business, rate increases and growth in existing accounts. In addition, the reinsurance segment retained a higher portion of business written in the 2023 period than in the 2022 period.
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,
	2023		2022
	Amount	%	Amount	%
Property excluding property catastrophe	$449	29.1	$282	28.1
Other specialty	505	32.7	330	32.9
Casualty	264	17.1	222	22.2
Property catastrophe	219	14.2	118	11.8
Marine and aviation	66	4.3	25	2.5
Other	40	2.6	25	2.5
Total	$1,543	100.0	$1,002	100.0

ARCH CAPITAL	46	2023 THIRD QUARTER FORM 10-Q

	Nine Months Ended September 30,
	2023		2022
	Amount	%	Amount	%
Property excluding property catastrophe	$1,161	27.5	$780	28.5
Other specialty	1,499	35.6	846	30.9
Casualty	775	18.4	635	23.2
Property catastrophe	527	12.5	290	10.6
Marine and aviation	173	4.1	109	4.0
Other	81	1.9	74	2.7
Total	$4,216	100.0	$2,734	100.0
Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned by the reinsurance segment in the 2023 third quarter were 54.0% higher than in the 2022 third quarter, and reflect changes in net premiums written over the previous five quarters. Net premiums earned for the nine months ended September 30, 2023 were 54.2% higher than in the 2022 period.
Other Underwriting Income (Loss).
Other underwriting income for the 2023 third quarter was $2 million, compared to nil for the 2022 third quarter, and $9 million for the nine months ended September 30, 2023, compared to $6 million for the 2022 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Current year	59.2%	97.5%	59.4%	74.9%
Prior period reserve development	(2.8)%	(4.9)%	(3.0)%	(4.7)%
Loss ratio	56.4%	92.6%	56.4%	70.2%
Current Year Loss Ratio.
2023 Third Quarter versus 2022 Period. The reinsurance segment’s current year loss ratio in the 2023 third quarter was 38.3 points lower than in the 2022 third quarter. The 2023 third quarter loss ratio reflected 9.7 points of current year catastrophic activity spread across a series of global events. The 2022 third quarter included 42.8 points of current year catastrophic activity, primarily related to Hurricane Ian and other global events. The improvement in the current year loss ratio reflected the impact of rate increases and changes in mix of business, while the 2022 period reflected a higher level of catastrophic activity.
Nine Months Ended September 30, 2023 versus 2022 Period. The reinsurance segment’s current year loss ratio for the nine months ended September 30, 2023 was 15.5 points lower than in the 2022 period and reflected 7.4 points of current year catastrophic activity, compared to 20.1 points in the
2022 period. The improvement in the current year loss ratio reflected the impact of rate increases and changes in mix of business, while the 2022 period reflected a higher level of catastrophic activity.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $44 million, or 2.8 points, for the 2023 third quarter, compared to $49 million, or 4.9 points, for the 2022 third quarter, and $126 million, or 3.0 points, for the nine months ended September 30, 2023, compared to $127 million, or 4.7 points, for the 2022 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
2023 Third Quarter versus 2022 Period. The underwriting expense ratio for the reinsurance segment was 23.6% in the 2023 third quarter, compared to 27.1% in the 2022 third quarter, with the decrease primarily due to growth in net premiums earned. The 2022 third quarter ratio also reflected a lower level of contingent commissions on ceded business, primarily due to Hurricane Ian.
Nine Months Ended September 30, 2023 versus 2022 period. The underwriting expense ratio for the reinsurance segment was 25.5% for the nine months ended September 30, 2023, compared to 28.1% for the 2022 period, with the decrease primarily due to growth in net premiums earned. The 2022 period ratio also reflected a lower level of contingent commissions on ceded business, primarily due to Hurricane Ian.

ARCH CAPITAL	47	2023 THIRD QUARTER FORM 10-Q

Mortgage Segment
Our mortgage operations include U.S. and international mortgage insurance and reinsurance operations as well as participation in GSE credit risk-sharing transactions.
The following tables set forth our mortgage segment’s underwriting results:

	Three Months Ended September 30,
	2023	2022	% Change
Gross premiums written	$347	$362	(4.1)
Premiums ceded	(76)	(86)
Net premiums written	271	276	(1.8)
Change in unearned premiums	22	6
Net premiums earned	293	282	3.9
Other underwriting income	3	3
Losses and loss adjustment expenses	35	68
Acquisition expenses	(2)	(7)
Other operating expenses	(47)	(47)
Underwriting income	$282	$299	(5.7)

Underwriting Ratios			% Point Change
Loss ratio	(12.1)%	(24.1)%	12.0
Acquisition expense ratio	0.6%	2.4%	(1.8)
Other operating expense ratio	16.2%	16.5%	(0.3)
Combined ratio	4.7%	(5.2)%	9.9

	Nine Months Ended September 30,
	2023	2022	% Change
Gross premiums written	$1,037	$1,099	(5.6)
Premiums ceded	(240)	(241)
Net premiums written	797	858	(7.1)
Change in unearned premiums	86	10
Net premiums earned	883	868	1.7
Other underwriting income	12	6
Losses and loss adjustment expenses	46	187
Acquisition expenses	(16)	(27)
Other operating expenses	(147)	(150)
Underwriting income	$778	$884	(12.0)

Underwriting Ratios			% Point Change
Loss ratio	(5.3)%	(21.6)%	16.3
Acquisition expense ratio	1.8%	3.2%	(1.4)
Other operating expense ratio	16.7%	17.3%	(0.6)
Combined ratio	13.2%	(1.1)%	14.3
Premiums Written.
The following tables set forth our mortgage segment’s net premiums written by major line of business:

	Three Months Ended September 30,
	2023		2022
	Amount	%	Amount	%
U.S. primary mortgage insurance	$190	70.1	$185	67.0
U.S. credit risk transfer (CRT) and other	57	21.0	51	18.5
International mortgage insurance/ reinsurance	24	8.9	40	14.5
Total	$271	100.0	$276	100.0
2023 Third Quarter versus 2022 Period. Gross premiums written by the mortgage segment in the 2023 third quarter were 4.1% lower than in the 2022 third quarter, while net premiums written were 1.8% lower. The reduction in net premiums written primarily reflected lower levels of mortgage originations in the Australian market than in the 2022 third quarter, partially offset by growth in credit risk transfer business and higher levels of retained premiums in U.S. primary mortgage insurance business.

	Nine Months Ended September 30,
	2023		2022
	Amount	%	Amount	%
U.S. primary mortgage insurance	$562	70.5	$582	67.8
U.S. credit risk transfer (CRT) and other	164	20.6	143	16.7
International mortgage insurance/ reinsurance	71	8.9	133	15.5
Total	$797	100.0	$858	100.0
Nine Months Ended September 30, 2023 versus 2022 Period. Gross premiums written by the mortgage segment for the nine months ended September 30, 2023 were 5.6% lower than in the 2022 period, while net premiums written for the nine months ended September 30, 2023 were 7.1% lower than in the 2022 period. The reduction in net premiums written primarily reflected lower levels of mortgage originations in the Australian market and a decrease in U.S. primary mortgage insurance business, which was partially offset by a higher volume of credit risk transfer transactions.
The persistency rate, which represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period, was 83.9% for the Arch MI U.S. portfolio of mortgage insurance policies at September 30, 2023. This compares to 75.4% at September 30, 2022 and reflects a lower level of refinancing activity in the period.
The following tables provide details on the new insurance written (“NIW”) generated by Arch MI U.S. NIW represents the original principal balance of all loans that received coverage during the period.

ARCH CAPITAL	48	2023 THIRD QUARTER FORM 10-Q

	Three Months Ended September 30,
	2023		2022
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$11,494		$17,425

Credit quality (FICO):
>=740	$7,646	66.5	$11,615	66.7
680-739	3,520	30.6	5,322	30.5
620-679	326	2.8	485	2.8
<620	2	—	3	—
Total	$11,494	100.0	$17,425	100.0

Loan-to-value (LTV):
95.01% and above	$880	7.7	$973	5.6
90.01% to 95.00%	6,306	54.9	9,916	56.9
85.01% to 90.00%	3,126	27.2	4,839	27.8
85.00% and below	1,182	10.3	1,697	9.7
Total	$11,494	100.0	$17,425	100.0

Monthly vs. single:
Monthly	$10,712	93.2	$16,911	97.1
Single	782	6.8	514	2.9
Total	$11,494	100.0	$17,425	100.0

Purchase vs. refinance:
Purchase	$11,334	98.6	$17,159	98.5
Refinance	160	1.4	266	1.5
Total	$11,494	100.0	$17,425	100.0
(1)Represents the original principal balance of all loans that received coverage during the period.

(U.S. Dollars in millions)	Nine Months Ended September 30,
	2023		2022
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$34,180		$60,939

Credit quality (FICO):
>=740	$22,469	65.7	$40,888	67.1
680-739	10,842	31.7	18,376	30.2
620-679	863	2.5	1,667	2.7
<620	6	—	8	—
Total	$34,180	100.0	$60,939	100.0

Loan-to-value (LTV):
95.01% and above	$2,034	6.0	$3,264	5.4
90.01% to 95.00%	19,204	56.2	33,984	55.8
85.01% to 90.00%	9,414	27.5	17,163	28.2
85.01% and below	3,528	10.3	6,528	10.7
Total	$34,180	100.0	$60,939	100.0

Monthly vs. single:
Monthly	$32,688	95.6	$58,984	96.8
Single	1,492	4.4	1,955	3.2
Total	$34,180	100.0	$60,939	100.0

Purchase vs. refinance:
Purchase	$33,598	98.3	$59,375	97.4
Refinance	582	1.7	1,564	2.6
Total	$34,180	100.0	$60,939	100.0
(1)Represents the original principal balance of all loans that received coverage during the period.
Net Premiums Earned.
The following tables set forth our mortgage segment’s net premiums earned by major line of business:

	Three Months Ended September 30,
	2023		2022
	Amount	%	Amount	%
U.S. primary mortgage insurance	$192	65.5	$194	68.8
U.S. credit risk transfer (CRT) and other	58	19.8	51	18.1
International mortgage insurance/ reinsurance	43	14.7	37	13.1
Total	$293	100.0	$282	100.0
2023 Third Quarter versus 2022 Period. Net premiums earned for the 2023 third quarter were 3.9% higher than in the 2022 third quarter, primarily due to growth in credit risk transfer and international business, which was partially offset by a small decrease in U.S. primary mortgage insurance in force.

	Nine Months Ended September 30,
	2023		2022
	Amount	%	Amount	%
U.S. primary mortgage insurance	$582	65.9	$607	69.9
U.S. credit risk transfer (CRT) and other	165	18.7	143	16.5
International mortgage insurance/ reinsurance	136	15.4	118	13.6
Total	$883	100.0	$868	100.0
Nine Months Ended September 30, 2023 versus 2022 Period. For the nine months ended September 30, 2023, net premiums earned were 1.7% higher than in the 2022 period, primarily due to growth in credit risk transfer and international business, which was partially offset by a decrease in U.S. primary mortgage insurance in force.
Other Underwriting Income (Loss).
Other underwriting income, which is primarily related to GSE credit risk-sharing transactions and our whole mortgage loan purchase and sell program was $3 million for the 2023 third quarter, consistent with $3 million for the 2022 third quarter.

ARCH CAPITAL	49	2023 THIRD QUARTER FORM 10-Q

Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Current year	19.3%	20.6%	22.2%	18.3%
Prior period reserve development	(31.4)%	(44.7)%	(27.5)%	(39.9)%
Loss ratio	(12.1)%	(24.1)%	(5.3)%	(21.6)%
Current Year Loss Ratio.
2023 Third Quarter versus 2022 Period. The mortgage segment’s current year loss ratio was 1.3 points lower in the 2023 third quarter than in the 2022 third quarter. The current year loss ratio for the 2023 third quarter, excluding net favorable development, was down slightly, reflecting lower estimated claim rates partially offset by slightly higher new delinquencies than in the comparable 2022 third quarter loss ratio.
Nine Months Ended September 30, 2023 versus 2022 Period. The mortgage segment’s current year loss ratio was 3.9 points higher for the nine months ended September 30, 2023 than for the 2022 period. The higher current year loss ratio for the 2023 period reflected higher level of new delinquencies than in the 2022 period.
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $92 million, or 31.4 points, for the 2023 third quarter, compared to $126 million, or 44.7 points, for the 2022 third quarter, and $243 million, or 27.5 points, for the nine months ended September 30, 2023, compared to $346 million, or 39.9 points, for the 2022 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
2023 Third Quarter versus 2022 Period. The underwriting expense ratio for the mortgage segment was 16.8% in the 2023 third quarter, compared to 18.9% in the 2022 third quarter. The decrease was primarily due to higher level of profit commissions on ceded U.S. primary and Australian mortgage insurance business.
Nine Months Ended September 30, 2023 versus 2022 period. The underwriting expense ratio for the mortgage segment was 18.5% for the nine months ended September 30, 2023, compared to 20.5% for the 2022 period. The decrease was primarily due to higher level of profit commissions on ceded U.S. primary mortgage insurance business.
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
Net Investment Income.
The components of net investment income were derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Fixed maturities	$243	$124	$645	$311
Short-term investments	19	9	48	16
Equity securities	5	4	15	16
Other (1)	22	9	60	29
Gross investment income	289	146	768	372
Investment expenses (2)	(20)	(17)	(58)	(57)
Net investment income	$269	$129	$710	315
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.
(2)    Investment expenses were approximately 0.30% of average invested assets for the 2023 third quarter, compared to 0.29% for the 2022 third quarter, and 0.28% for the nine months ended September 30, 2023, compared to 0.30% for the 2022 period.
The higher level of net investment income for the 2023 third quarter was primarily related to higher yields available in the financial market. The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 3.68% for the 2023 third quarter, compared to 2.06% for the 2022 third quarter, and 3.41% for the nine months ended September 30, 2023, compared to 1.72% for the 2022 period. Net cash flow from operating activities contributed $4.1 billion for the nine months ended September 30, 2023, which has helped to grow our invested asset base by approximately 20% in the last twelve months and contributed to the growth in net investment income.
Corporate Expenses.
Corporate expenses were $20 million for the 2023 third quarter, compared to $18 million for the 2022 third quarter, and $69 million for the nine months ended September 30, 2023, compared to $78 million for the 2022 period. Such amounts primarily represent certain holding company costs

ARCH CAPITAL	50	2023 THIRD QUARTER FORM 10-Q

necessary to support our worldwide operations and costs associated with operating as a publicly traded company.
Other Income or Losses.
Other income or loss for the 2023 third quarter was a loss of $4 million, compared to a loss of $14 million for the 2022 third quarter, and income of $10 million for the nine months ended September 30, 2023, compared to a loss of $35 million for the 2022 period. Amounts in both periods primarily reflect changes in the cash surrender value of our investment in corporate-owned life insurance.
Amortization of Intangible Assets.
Amortization of intangible assets for the 2023 third quarter was $24 million, compared to $26 million for the 2022 third quarter, and $71 million for the nine months ended September 30, 2023, compared to $80 million for the 2022 period. Amounts in both periods primarily attributed to amortization of finite-lived intangible assets.
Interest Expense.
Interest expense was $34 million for the 2023 third quarter, compared to $33 million for the 2022 third quarter, and $99 million for the nine months ended September 30, 2023, consistent with $99 million for the 2022 period. Interest expense primarily reflects amounts related to our outstanding senior notes.
Net Realized Gains or Losses.
Net realized losses for the 2023 third quarter were $248 million, compared to net realized losses of $184 million for the 2022 third quarter. Net realized losses were $354 million for the nine months ended September 30, 2023, compared to net realized losses of $743 million for the 2022 period. Amounts in both periods reflected sales of investments as well as the impact of financial market movements on the Company’s equity securities and investments accounted for under the fair value option method. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations.
Net realized gains or losses also include realized and unrealized contract gains and losses on our derivative instruments, changes in the fair value of assets accounted for using the fair value option and in the fair value of equities, along with changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings. See note 7, “Investment Information—Net Realized Gains (Losses)” and note 7, “Investment Information—
Allowance for Expected Credit Losses,” to our consolidated financial statements for additional information.
Equity in Net Income or Losses of Investment Funds Accounted for Using the Equity Method.
Equity in net income of investment funds accounted for using the equity method was $59 million in the 2023 third quarter, compared to a loss of $19 million for the 2022 third quarter, and income of $176 million for the nine months ended September 30, 2023, compared to income of $75 million for the 2022 period. Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Investment funds accounted for using the equity method totaled $4.3 billion at September 30, 2023, compared to $3.8 billion at December 31, 2022. See note 7, “Investment Information—Investments Accounted For Using the Equity Method,” to our consolidated financial statements for additional information.
Net Foreign Exchange Gains or Losses.
Net foreign exchange gains for the 2023 third quarter were $22 million, compared to gains of $91 million for the 2022 third quarter. Net foreign exchange losses for the nine months ended September 30, 2023 were $1 million, compared to gains of $183 million for the 2022 period. Amounts in both periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income or loss before income taxes, including income or loss from operating affiliates, resulted in an expense of 8.8% for the nine months ended September 30, 2023, compared to an expense of 3.0% for the 2022 period. See note 13, “Income Taxes” to our consolidated financial statements for additional information.
Income or Losses from Operating Affiliates.
Income from operating affiliates for 2023 third quarter was $54 million, compared to income of $9 million for the 2022 third quarter, and income of $115 million for the nine months ended September 30, 2023, compared to income of $39 million for the 2022 period. See note 7, “Investment Information—Investments in Operating Affiliates,” to our consolidated financial statements for additional information.

ARCH CAPITAL	51	2023 THIRD QUARTER FORM 10-Q

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
FINANCIAL CONDITION

Investable Assets Held by Arch
At September 30, 2023, approximately $20.9 billion, or 65%, of total investable assets held by Arch were internally managed, compared to $18.8 billion, or 67%, at December 31, 2022. See note 7, “Investment Information” to our consolidated financial statements for additional information.

	September 30, 2023	December 31, 2022
Average effective duration (in years)	2.97	2.89
Average S&P/Moody’s credit ratings (1)	AA-/Aa3	AA-/Aa3
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

	Estimated Fair Value	% of Total
September 30, 2023
U.S. government and gov’t agencies (1)	$6,359	27.5
AAA	4,164	18.0
AA	2,061	8.9
A	4,523	19.6
BBB	4,390	19.0
BB	773	3.3
B	352	1.5
Lower than B	16	0.1
Not rated	491	2.1
Total	$23,129	100.0

December 31, 2022
U.S. government and gov’t agencies (1)	$5,831	28.8
AAA	3,617	17.9
AA	2,214	10.9
A	3,993	19.7
BBB	3,324	16.4
BB	560	2.8
B	377	1.9
Lower than B	12	0.1
Not rated	309	1.5
Total	$20,237	100.0
(1)Includes U.S. government-sponsored agency residential mortgage-backed securities and agency commercial mortgage-backed securities.

ARCH CAPITAL	52	2023 THIRD QUARTER FORM 10-Q

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
September 30, 2023
0-10%	$16,607	$(571)	40.4
10-20%	3,510	(555)	39.3
20-30%	834	(243)	17.2
Greater than 30%	82	(45)	3.2
Total	$21,033	$(1,414)	100.0

December 31, 2022
0-10%	$12,343	$(580)	35.2
10-20%	5,331	(844)	51.2
20-30%	692	(199)	12.1
Greater than 30%	44	(24)	1.5
Total	$18,410	$(1,647)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at September 30, 2023, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
Bank of America Corporation	$360	A-/A1
Morgan Stanley	333	A-/A1
JPMorgan Chase & Co.	315	A-/A1
The Goldman Sachs Group, Inc.	240	BBB+/A2
Citigroup Inc.	222	BBB+/A3
HSBC Holdings plc	167	A-/A2
Blue Owl Capital Inc.	160	BBB-/Baa3
Wells Fargo & Company	149	BBB+/A1
Philip Morris International Inc.	142	A-/A2
Deere & Company	129	A/A2
Total	$2,217
(1)Average credit ratings as assigned by S&P and Moody’s, respectively.
The following table provides information on our structured securities, which includes residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
September 30, 2023
RMBS	$682	$283	$—	$965
CMBS	7	998	97	1,102
ABS	—	2,205	139	2,344
Total	$689	$3,486	$236	$4,411

December 31, 2022
RMBS	$645	$134	$16	$795
CMBS	18	947	82	1,047
ABS	—	1,788	141	1,929
Total	$663	$2,869	$239	$3,771
The following table summarizes our equity securities, which include investments in exchange traded funds:

	September 30, 2023	December 31, 2022
Equities (1)	$528	$570
Exchange traded funds
Fixed income (2)	277	272
Equity and other (3)	96	32
Total	$901	$874
(1)Primarily in consumer non-cyclical, communications, technology, financial and consumer cyclical at September 30, 2023.
(2)Primarily in corporate exposure at September 30, 2023.
(3)Primarily in large cap stocks, foreign equities, healthcare, technology and consumer discretionary at September 30, 2023.

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

ARCH CAPITAL	53	2023 THIRD QUARTER FORM 10-Q

for a summary of our financial assets and liabilities measured at fair value, segregated by level in the fair value hierarchy.
Reinsurance
The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses (“LAE”) with unaffiliated reinsurers were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Premiums written:
Direct	$2,496	$2,248	$7,227	$6,505
Assumed	2,031	1,613	6,925	5,027
Ceded	(1,172)	(1,137)	(3,945)	(3,489)
Net	$3,355	$2,724	$10,207	$8,043

Premiums earned:
Direct	$2,338	$2,067	$6,721	$5,926
Assumed	2,084	1,525	5,675	4,038
Ceded	(1,174)	(1,121)	(3,300)	(3,046)
Net	$3,248	$2,471	$9,096	$6,918

Losses and LAE:
Direct	$1,206	$1,228	$3,438	$3,017
Assumed	1,084	1,370	3,001	2,661
Ceded	(643)	(915)	(1,830)	(1,891)
Net	$1,647	$1,683	$4,609	$3,787
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
The following table summarizes the respective coverages and retentions at September 30, 2023:

Bellemeade Entities (Issue Date)	Initial Coverage at Issuance	Current Coverage	Remaining Retention, Net
2018-1 Ltd. (1)	374	51	149
2018-3 Ltd. (2)	506	154	158
2019-1 Ltd. (3)	342	80	127
2019-2 Ltd. (4)	621	265	198
2019-3 Ltd. (5)	701	120	215
2019-4 Ltd. (6)	577	218	145
2020-2 Ltd. (7)	449	54	241
2020-3 Ltd. (8)	452	187	162
2020-4 Ltd. (9)	337	69	141
2021-1 Ltd. (10)	644	404	154
2021-2 Ltd. (11)	616	438	138
2021-3 Ltd. (12)	639	560	134
2022-1 Ltd. (13)	317	298	139
2022-2 Ltd. (14)	327	327	204
Total	$6,902	$3,225	$2,305
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

ARCH CAPITAL	54	2023 THIRD QUARTER FORM 10-Q

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
See note 16, “Subsequent Events,” to our consolidated financial statements for information about our Bellemeade Agreements.
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
At September 30, 2023 and December 31, 2022, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	September 30, 2023	December 31, 2022
Insurance segment:
Case reserves	$2,577	$2,398
IBNR reserves	5,461	4,934
Total net reserves	8,038	7,332
Reinsurance segment:
Case reserves	2,267	1,903
Additional case reserves	511	481
IBNR reserves	3,954	3,403
Total net reserves	6,732	5,787
Mortgage segment:
Case reserves	383	447
IBNR reserves	187	186
Total net reserves	570	633
Total:
Case reserves	5,227	4,748
Additional case reserves	511	481
IBNR reserves	9,602	8,523
Total net reserves	$15,340	$13,752
At September 30, 2023 and December 31, 2022, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2023	December 31, 2022
Insurance segment:
Professional lines	$2,347	$2,070
Construction and national accounts	1,661	1,558
Excess and surplus casualty	914	786
Programs	911	843
Property, energy, marine and aviation	762	764
Travel, accident and health	148	139
Warranty and lenders solutions	63	47
Other	1,232	1,125
Total net reserves	$8,038	$7,332
At September 30, 2023 and December 31, 2022, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2023	December 31, 2022
Reinsurance segment:
Casualty	$2,606	$2,342
Other specialty	1,949	1,476
Property excluding property catastrophe	1,123	993
Property catastrophe	559	536
Marine and aviation	350	292
Other	145	148
Total net reserves	$6,732	$5,787
At September 30, 2023 and December 31, 2022, the mortgage segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2023	December 31, 2022
Mortgage segment:
U.S. primary mortgage insurance (1)	$377	$415
U.S. credit risk transfer (CRT) and other	102	109
International mortgage insurance/ reinsurance	91	109
Total net reserves	$570	$633
(1)    At September 30, 2023, 31.8% of total net reserves represents policy years 2013 and prior and the remainder from later policy years. At December 31, 2022, 36.1% of total net reserves represent policy years 2013 and prior and the remainder from later policy years.

ARCH CAPITAL	55	2023 THIRD QUARTER FORM 10-Q

Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$292,903	57.4	$295,651	57.6
U.S. credit risk transfer (CRT) and other	152,453	29.9	145,087	28.3
International mortgage insurance/reinsurance	65,107	12.8	72,315	14.1
Total	$510,463	100.0	$513,053	100.0

Risk In Force (RIF) (2):
U.S. primary mortgage insurance	$75,850	84.9	$75,806	84.8
U.S. credit risk transfer (CRT) and other	6,478	7.2	6,245	7.0
International mortgage insurance/reinsurance	7,034	7.9	7,369	8.2
Total	$89,362	100.0	$89,420	100.0
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
The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at September 30, 2023:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2013 and prior	$11,263	3.8	$2,842	3.7	6.52%
2014	2,759	0.9	742	1.0	2.43%
2015	5,113	1.7	1,366	1.8	1.88%
2016	7,970	2.7	2,148	2.8	2.51%
2017	8,016	2.7	2,132	2.8	2.96%
2018	8,908	3.0	2,302	3.0	3.66%
2019	16,572	5.7	4,250	5.6	2.22%
2020	54,238	18.5	13,997	18.5	1.06%
2021	80,045	27.3	20,567	27.1	1.00%
2022	65,065	22.2	17,038	22.5	0.72%
2023	32,954	11.3	8,466	11.2	0.15%
Total	$292,903	100.0	$75,850	100.0	1.65%
(1)Represents the ending percentage of loans in default.
The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2022:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2013 and prior	$12,931	4.4	$3,222	4.3	7.07%
2014	3,696	1.3	1,012	1.3	2.61%
2015	6,236	2.1	1,680	2.2	2.08%
2016	10,225	3.5	2,744	3.6	2.66%
2017	9,508	3.2	2,521	3.3	3.06%
2018	10,260	3.5	2,625	3.5	4.11%
2019	19,096	6.5	4,840	6.4	2.36%
2020	65,141	22.0	16,414	21.7	1.20%
2021	89,621	30.3	22,740	30.0	0.95%
2022	68,937	23.3	18,008	23.8	0.20%
Total	$295,651	100.0	$75,806	100.0	1.77%
(1)Represents the ending percentage of loans in default.
The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$46,990	62.0	$46,812	61.8
680-739	25,055	33.0	24,945	32.9
620-679	3,554	4.7	3,772	5.0
<620	251	0.3	277	0.4
Total	$75,850	100.0	$75,806	100.0
Weighted average FICO score	748		750

Loan-to-value (LTV):
95.01% and above	$7,113	9.4	$7,289	9.6
90.01% to 95.00%	44,675	58.9	43,681	57.6
85.01% to 90.00%	20,565	27.1	20,851	27.5
85.00% and below	3,497	4.6	3,985	5.3
Total	$75,850	100.0	$75,806	100.0
Weighted average LTV	93.0%		92.8%

Total RIF, net of external reinsurance	$56,946		$57,151

ARCH CAPITAL	56	2023 THIRD QUARTER FORM 10-Q

	September 30, 2023		December 31, 2022
	Amount	%	Amount	%
Total RIF by State:
California	$6,235	8.2	$6,341	8.4
Texas	6,081	8.0	6,151	8.1
North Carolina	3,258	4.3	3,160	4.2
Georgia	3,116	4.1	3,169	4.2
Florida	3,086	4.1	3,268	4.3
Minnesota	3,060	4.0	3,003	4.0
Illinois	2,994	3.9	3,081	4.1
Massachusetts	2,841	3.7	2,809	3.7
Michigan	2,722	3.6	2,618	3.5
Virginia	2,605	3.4	2,656	3.5
Other	39,852	52.5	39,550	52.2
Total	$75,850	100.0	$75,806	100.0
The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics:

(U.S. Dollars in thousands, except policy, loan and claim count)	Nine Months Ended
	September 30,
	2023	2022
Roll-forward of insured loans in default:
Beginning delinquent number of loans	20,567	27,645
New notices	28,642	26,328
Cures	(29,903)	(33,225)
Paid claims	(662)	(534)
Ending delinquent number of loans (1)	18,644	20,214

Ending number of policies in force (1)	1,129,351	1,168,735

Delinquency rate (1)	1.65%	1.73%

Losses:
Number of claims paid	662	534
Total paid claims	$19,502	$16,865
Average per claim	$29.5	$31.6
Severity (2)	68.8%	74.3%
Average case reserve per default (1)	$21.2	$27.7
(1)Includes first lien primary and pool policies.
(2)Represents total paid claims divided by RIF of loans for which claims were paid.
The risk to capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 6.6 to 1 at September 30, 2023, compared to 7.2 to 1 at December 31, 2022.
Shareholders’ Equity and Book Value per Share
The following table presents the calculation of book value per share:

	September 30, 2023	December 31, 2022
Total shareholders’ equity available to Arch	$15,239	$12,910
Less preferred shareholders’ equity	830	830
Common shareholders’ equity available to Arch	$14,409	$12,080
Common shares and common share equivalents outstanding, net of treasury shares (1)	373.1	370.3
Book value per share	$38.62	$32.62
(1)Excludes the effects of 12.7 million and 14.4 million stock options and 0.6 million and 0.6 million restricted stock units outstanding at September 30, 2023 and December 31, 2022, respectively.
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
For the nine months ended September 30, 2023, Arch Capital received dividends of $98 million from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda based reinsurer and insurer, which can pay approximately $3.6 billion to Arch Capital during the remainder of 2023 without providing an affidavit to the Bermuda Monetary Authority.
We expect that our liquidity needs, including our anticipated (re)insurance obligations and operating and capital expenditure needs, for at least the next twelve months and thereafter for the foreseeable future, will be met by funds generated from underwriting activities and investment income, as well as by our balance of cash, short-term investments, proceeds on the sale or maturity of our investments, and our credit facilities. During the 2023 third quarter, Arch Capital and certain of its subsidiaries amended the existing credit agreement. For details on our credit agreement, see note 10, “Commitments and Contingencies” and see note 16, “Subsequent Events” to our consolidated financial statements.

ARCH CAPITAL	57	2023 THIRD QUARTER FORM 10-Q

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended
	September 30,
	2023	2022
Total cash provided by (used for):
Operating activities	$4,084	$2,834
Investing activities	(3,936)	(2,106)
Financing activities	(52)	(704)
Effects of exchange rate changes on foreign currency cash and restricted cash	(14)	(80)
Increase (decrease) in cash and restricted cash	$82	$(56)
•Cash provided by operating activities for the nine months ended September 30, 2023 was higher than in the 2022 period. Activity for the nine months ended September 30, 2023 primarily reflected a higher level of premiums collected than in the 2022 period.
•Cash used for investing activities for the nine months ended September 30, 2023 was higher than in the 2022 period. Activity for the nine months ended September 30, 2023 reflected higher net purchases than in the 2022 period due in part to strong operating cash flows in 2023.
•Cash used for financing activities for the nine months ended September 30, 2023 was lower than in the 2022 period. Activity for the nine months ended September 30, 2023 reflected no repurchases under our share repurchase program, while the 2022 period included $586 million of share repurchases.
CAPITAL RESOURCES

The following table provides an analysis of our capital structure:

	September 30, 2023	December 31, 2022
Senior notes	$2,726	$2,725

Shareholders’ equity available to Arch:
Series F non-cumulative preferred shares	$330	$330
Series G non-cumulative preferred shares	500	500
Common shareholders’ equity	14,409	12,080
Total	$15,239	$12,910

Total capital available to Arch	$17,965	$15,635

Debt to total capital (%)	15.2	17.4
Preferred to total capital (%)	4.6	5.3
Debt and preferred to total capital (%)	19.8	22.7
Arch MI U.S. is required to maintain compliance with the GSEs requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements with an estimated PMIER sufficiency ratio of 245% at September 30, 2023, compared to 236% at December 31, 2022.
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

The below table provides a description of our senior notes payable at September 30, 2023:

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

ARCH CAPITAL	58	2023 THIRD QUARTER FORM 10-Q

Arch-U.S. and Arch Finance depend on their available cash resources, liquid investments and dividends or other distributions from their subsidiaries or affiliates to make payments, including the payment of debt service obligations and operating expenses they may incur.
The following tables present condensed financial information for Arch Capital (parent guarantor) and Arch-U.S. (subsidiary issuer):

	September 30, 2023
	Arch Capital	Arch-U.S.
Assets
Total investments	$3	$86
Cash	8	6
Investment in operating affiliates	4	—
Due from subsidiaries and affiliates	—	—
Other assets	21	32
Total assets	$36	$124

Liabilities
Senior notes	1,287	495
Due to subsidiaries and affiliates	—	1,018
Other liabilities	42	45
Total liabilities	$1,329	$1,558

Non-cumulative preferred shares	$830	—

	December 31, 2022
	Arch Capital	Arch-U.S.
Assets
Total investments	$7	$79
Cash	11	10
Investment in operating affiliates	5	—
Due from subsidiaries and affiliates	2	—
Other assets	18	30
Total assets	$43	$119

Liabilities
Senior notes	1,287	495
Due to subsidiaries and affiliates	—	991
Other liabilities	37	37
Total liabilities	$1,324	$1,523

Non-cumulative preferred shares	$830	—

	Nine Months Ended
	September 30, 2023
	Arch Capital	Arch-U.S.
Revenues
Net investment income	$2	$3
Equity in net income (loss) of investments accounted for using the equity method	—	(3)
Total revenues	2	—

Expenses
Corporate expenses	67	8
Interest expense	44	57
Total expenses	111	65

Income (loss) before income taxes and income (loss) from operating affiliates	(109)	(65)
Income tax (expense) benefit	—	15
Income (loss) from operating affiliates	(1)	—
Net income available to Arch	(110)	(50)
Preferred dividends	(30)	—
Net income (loss) available to Arch common shareholders	$(140)	$(50)

	Year Ended
	December 31, 2022
	Arch Capital	Arch-U.S.

Revenues
Net investment income	2	1
Equity in net income (loss) of investments accounted for using the equity method	—	10
Total revenues	2	11

Expenses
Corporate expenses	86	13
Interest expense	59	48
Total expenses	145	61

Income (loss) before income taxes and income (loss) from operating affiliates	(143)	(50)
Income tax (expense) benefit	—	10
Income (loss) from operating affiliates	(1)	—
Net income available to Arch	(144)	(40)
Preferred dividends	(41)	—
Net income (loss) available to Arch common shareholders	$(185)	$(40)

ARCH CAPITAL	59	2023 THIRD QUARTER FORM 10-Q

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
Based on in-force exposure estimated as of October 1, 2023, our modeled peak zone catastrophe exposure was a windstorm affecting the Florida Tri-County regions, with a net probable maximum pre-tax loss of $1.47 billion, followed by windstorms affecting the Northeastern U.S. regions and the Gulf of Mexico with net probable maximum pre-tax losses of $1.41 billion and $1.35 billion, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes. As of October 1, 2023, our modeled peak zone earthquake exposure (San Francisco earthquake) represented approximately 57% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (UK windstorm) was substantially less than both our peak zone windstorm and earthquake exposures.
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
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of tangible shareholders’ equity available to Arch. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of October 1, 2023, our modeled RDS loss was approximately 10% of tangible shareholders’ equity available to Arch.
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

ARCH CAPITAL	60	2023 THIRD QUARTER FORM 10-Q

MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of September 30, 2023. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks.
An analysis of material changes in market risk exposures at September 30, 2023 that affect the quantitative and qualitative disclosures presented in our 2022 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:
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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	—	+50	+100
September 30, 2023
Total fair value	$31.2	$30.7	$30.3	$29.8	$29.4
Change from base	3.0%	1.5%		(1.5)%	(2.9)%
Change in unrealized value	$0.9	$0.5		$(0.5)	$(0.9)

December 31, 2022
Total fair value	$27.2	$26.8	$26.4	$26.0	$25.7
Change from base	2.9%	1.4%		(1.4)%	(2.7)%
Change in unrealized value	$0.8	$0.4		$(0.4)	$(0.7)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Credit Spread Shift in Percentage Points
	-100	-50	—	+50	+100
September 30, 2023
Total fair value	$31.5	$30.9	$30.3	$29.7	$29.0
Change from base	4.0%	2.0%		(2.0)%	(4.0)%
Change in unrealized value	$1.2	$0.6		$(0.6)	$(1.2)

December 31, 2022
Total fair value	$27.5	$26.9	$26.4	$25.9	$25.3
Change from base	4.1%	2.0%		(2.0)%	(4.1)%
Change in unrealized value	$1.1	$0.5		$(0.5)	$(1.1)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR measures the worst expected loss under normal market conditions over a specific time interval at a given confidence level. The 1-year 95th percentile parametric VaR reported herein estimates that 95% of the time, the portfolio loss in a one-year horizon would be less than or equal to the calculated number, stated as a percentage of the measured portfolio’s initial value. The VaR is a variance-covariance based estimate, based on linear sensitivities of a portfolio to a broad set of systematic market risk factors and idiosyncratic risk factors mapped to the portfolio exposures. The relationships between the risk factors are estimated using historical data, and the most recent data points are generally given more weight. As of September 30, 2023, our portfolio’s 95th percentile VaR was estimated to be 7.4%, compared to an estimated 8.8% at December 31, 2022. In periods where the volatility of the risk factors mapped to our portfolio’s exposures is higher due to market conditions, the resulting VaR is higher than in other periods.
Equity Securities. At September 30, 2023 and December 31, 2022, the fair value of our investments in equity securities and certain investments accounted for using the equity method with underlying equity strategies totaled $766 million and $791 million, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair

ARCH CAPITAL	61	2023 THIRD QUARTER FORM 10-Q

value of such investments by approximately $77 million and $79 million at September 30, 2023 and December 31, 2022, respectively, and would have decreased book value per share by approximately $0.21 and $0.21, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $77 million and $79 million at September 30, 2023 and December 31, 2022, respectively, and would have increased book value per share by approximately $0.21 and $0.21, respectively.
Investment-Related Derivatives. At September 30, 2023, the notional value of all derivative instruments (excluding foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $4.7 billion, compared to $6.6 billion at December 31, 2022. If the underlying exposure of each investment-related derivative held at September 30, 2023 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $47 million, and a decrease in book value per share of approximately $0.13 per share, compared to $66 million and $0.18 per share, respectively, on investment-related derivatives held at December 31, 2022. If the underlying exposure of each investment-related derivative held at September 30, 2023 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $47 million, and an increase in book value per share of approximately $0.13 per share, compared to $66 million and $0.18 per share, respectively, on investment-related derivatives held at December 31, 2022. See note 9, “Derivative Instruments,” to our consolidated financial statements for additional disclosures concerning derivatives.
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
The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

	September 30, 2023	December 31, 2022
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(409)	$(396)
Shareholders’ equity denominated in foreign currencies (1)	1,084	1,056
Net foreign currency forward contracts outstanding (2)	4	312
Net exposures denominated in foreign currencies	$679	$972

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(68)	$(97)
Book value per share	$(0.18)	$(0.26)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$68	$97
Book value per share	$0.18	$0.26
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

ARCH CAPITAL	62	2023 THIRD QUARTER FORM 10-Q

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
Changes in Internal Controls Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of September 30, 2023, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ARCH CAPITAL	63	2023 THIRD QUARTER FORM 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Repurchases of Equity Securities
The following table summarizes our purchases of common shares for the 2023 third quarter:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs ($000’s) (2)
7/1/2023-7/31/2023	6,197	$77.42	—	$1,000,000
8/1/2023-8/31/2023	480	76.55	—	$1,000,000
9/1/2023-9/30/2023	636	77.23	—	$1,000,000
Total	7,313	$77.35	—
(1)This column represents (in whole shares) open market share repurchases, including an aggregate of 6,197, 480 and 636 shares repurchased by Arch Capital during July, August and September, respectively, other than through publicly announced plans or programs. We repurchased these shares from employees in order to facilitate the payment of withholding taxes on restricted shares granted and the exercise of stock appreciation rights, in each case at their fair value as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.
(2)This column represents the remaining approximate dollar amount available at the end of each applicable period under Arch Capital’s $1.0 billion share repurchase authorization, authorized by the Board of Directors of ACGL on December 19, 2022. Repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ARCH CAPITAL	64	2023 THIRD QUARTER FORM 10-Q

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.1(1)
Fourth Amended and Restated Credit Agreement, dated as of August 23, 2023, by and among Arch Capital Group Ltd., certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, and the lenders party thereto.
X
10.2(1)	Letter of Credit Facility Agreement, dated as of September 27, 2023, by and between Arch Reinsurance Ltd., as the borrower and Lloyds Bank Corporate Markets plc, as the L/C Issuer.	8-K	10.1	October 2, 2023
10.3(1)	Amendment No. 3 and Joinder to Letter of Credit Facility Agreement, dated as of October 25, 2023, by and between Arch Reinsurance Ltd., as the borrower and Lloyds Bank Corporate Markets plc, as the Administrative Agent and L/C Agent.	8-K	10.1	October 30, 2023
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1) Certain schedules and exhibits have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits to the SEC upon request.

ARCH CAPITAL	65	2023 THIRD QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Marc Grandisson
Date: November 9, 2023	Marc Grandisson
Chief Executive Officer (Principal Executive Officer)

/s/ François Morin
Date: November 9, 2023	François Morin
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer

ARCH CAPITAL	66	2023 THIRD QUARTER FORM 10-Q