Form 10-K
period 2023-12-31
ARCH CAPITAL GROUP LTD.
filed 2024-02-23
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	December 31, 2023	Commission File No.	001-16209
ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0374481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road,	Pembroke	HM 08,	Bermuda	(441)	278-9250
(Address of principal executive offices)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Shares, $0.0011 par value per share	ACGL	Nasdaq	Stock Market
Depositary shares, each representing a 1/1,000th interest in a 5.45% Series F preferred share	ACGLO	Nasdaq	Stock Market
Depositary shares, each representing a 1/1,000th interest in a 4.55% Series G preferred share	ACGLN	Nasdaq	Stock Market

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
Large accelerated Filer ☑ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as reported by the Nasdaq Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $26.9 billion.
As of February 16, 2024, there were 374,151,215 of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III and Part IV incorporate by reference our definitive proxy statement for the 2024 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2023.

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
•accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, deferred income tax assets, contingencies and litigation, and any determination to use the deposit method of accounting;
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
•the effect of climate change on our business;
•the effect of contagious diseases (including COVID-19) on our business;
•acts of terrorism, geopolitical political unrest and other regional and global hostilities or other unforecasted and unpredictable events;

ARCH CAPITAL	1	2023 FORM 10-K

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
•an incident, disruption in operations or other cyber event caused by cyber attacks, the use of artificial intelligence technologies or other technology on our systems or those of our business partners and service providers, which could negatively impact our business and/or expose us to litigation;
•statutory or regulatory developments, including as to tax matters and insurance and other regulatory matters such as the adoption of legislation that affects Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers and/or changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers, including the implementation of the Organization for Economic Cooperation and Development (“OECD”) Pillar I and Pillar II initiatives and the enactment of Bermuda corporate income tax; and
•the other matters set forth under Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K, as well as the other factors set forth in Arch Capital Group Ltd.’s other documents on file with the SEC, and management’s response to any of the aforementioned factors.
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

ARCH CAPITAL	2	2023 FORM 10-K

PART I

ITEM 1. BUSINESS

As used in this report, references to “we,” “us,” “our,” “Arch” or the “Company” refer to the consolidated operations of Arch Capital Group Ltd. (“Arch Capital”) and its subsidiaries. All amounts are in millions, except per share amounts, unless otherwise noted. We refer you to Item 1A “Risk Factors” for a discussion of risk factors relating to our business.
OUR COMPANY

General
Arch Capital is a publicly listed Bermuda exempted company with approximately $21.1 billion in capital at December 31, 2023 and is part of the S&P 500 index. Arch provides insurance, reinsurance and mortgage insurance on a worldwide basis through its wholly owned subsidiaries. While we are positioned to provide a full range of property, casualty and mortgage insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. For 2023, we wrote $13.5 billion of net premiums and reported net income available to Arch common shareholders of $4.4 billion. Book value per share was $46.94 at December 31, 2023, compared to $32.62 per share at December 31, 2022.
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
Our reinsurance underwriting platform initially consisted of Arch Reinsurance Ltd. in Bermuda (“Arch Re Bermuda”) and Arch Reinsurance Company (“Arch Re U.S.”), our U.S.-licensed reinsurer. Our European reinsurance operations commenced in 2006 in Zurich, Switzerland followed by the formation of a Danish underwriting agency in 2007. In addition to the U.S. reinsurance treaty activities of Arch Re U.S., we launched our property facultative reinsurance underwriting operations in 2007, which underwrite in the U.S., Canada and Europe. In 2008, we formed Arch Reinsurance Europe Designated Activity Company (“Arch Re Europe”), our Ireland-based reinsurance company headquartered in Ireland with offices in Switzerland and the U.K. The acquisition of Barbican in 2019 also contributed to our reinsurance operations. In 2021, Arch Re Bermuda completed the acquisition of Somerset Bridge Group Limited, Southern Rock Holdings Limited and affiliates (“Somerset Group”). The acquisition included Somerset’s Group’s motor insurance managing general agent, distribution capabilities

ARCH CAPITAL	3	2023 FORM 10-K

through direct and aggregator channels, affiliated insurer and fully integrated claims operation. See “Operations—Reinsurance Operations” for further details on our reinsurance operations.
Our mortgage operations include U.S. and international mortgage insurance and reinsurance operations, as well as participation in government sponsored enterprise (“GSE”) credit risk-sharing transactions. The U.S. mortgage platform was established in 2014 and expanded greatly in 2016 through the acquisition of United Guaranty Corporation (“UGC”). Our U.S. primary mortgage operations provide mortgage insurance products and services to the U.S. market. These operations include providers which are also approved as eligible mortgage insurers by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a GSE. The mortgage operations also include participation in GSE credit risk-sharing transactions and direct mortgage insurance to U.S. mortgage lenders with respect to mortgages that lenders intend to retain in portfolio or include in non-agency securitizations along with mortgage insurance and reinsurance on a global basis. The majority of our European business is written through our Ireland-based carrier, Arch Insurance (EU) Designated Activity Company (“Arch Insurance (EU)”), which was authorized in 2011 to provide mortgage insurance products and services to the European and U.K. markets. In 2019, Arch LMI Pty Ltd. (“Arch LMI”) was authorized by the Australian Prudential Regulation Authority (“APRA”) to write lenders’ mortgage insurance on a direct basis in Australia. We expanded our presence in Australia in August 2021 by acquiring Westpac Lenders Mortgage Insurance Limited, another APRA approved writer of lenders’ mortgage insurance, which has since been renamed Arch Lenders Mortgage Indemnity Ltd. (“Arch Indemnity”). In December 2022, we converted Arch LMI into a services company for our Australian LMI operations and the company relinquished its APRA authorization. See “Operations—Mortgage Operations” for further details on our mortgage operations.
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
(“Greysbridge”). The merger and the related Greysbridge equity financing closed on July 1, 2021. Somers is wholly owned by Greysbridge, and Greysbridge is owned 40% by Arch, 30% by certain funds managed by Kelso & Company (“Kelso”) and 30% by certain funds managed by Warburg Pincus LLC (“Warburg”). In 2017, we acquired approximately 25% of Premia Holdings Ltd. Premia Holdings Ltd. is the parent of Premia Reinsurance Ltd., a multi-line Bermuda reinsurance company (together with Premia Holdings Ltd., “Premia”). In 2021, a Company completed the share purchase agreement with Natixis, a French financial services firm, to purchase 29.5% of the common equity of Coface SA (“Coface”), a France-based leader in the global trade credit insurance market. See “Operations—Other Operations” for further details on Somers, Premia and Coface.
The Board of Directors of Arch Capital (the “Board”) has authorized the investment in Arch Capital’s common shares through a share repurchase program. Repurchases under the share repurchase program may be effected from time to time in open market or privately negotiated transactions through December 31, 2024. Since the inception of the share repurchase program in February 2007 through December 31, 2023, Arch Capital has repurchased 433.6 million common shares for an aggregate purchase price of $5.9 billion. At December 31, 2023, the total remaining authorization under the share repurchase program was $1.0 billion. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including results of operations, market conditions and the development of the economy, as well as other factors. We will consider share repurchases on an opportunistic basis. During the 2023 fiscal year, we did not repurchase any shares under our share repurchase program.
OPERATIONS

We classify our businesses into three underwriting segments – insurance, reinsurance and mortgage and two operating segments – corporate and ‘other.’ For an analysis of our underwriting results by segment, see note 4, “Segment Information,” to our consolidated financial statements in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
Insurance Operations
Our insurance operations are conducted in Bermuda, the U.S, the U.K., Europe, Canada, and Australia. Our insurance operations in Bermuda are conducted through Arch Insurance (Bermuda), a division of Arch Re Bermuda, and Alternative Re Limited.

ARCH CAPITAL	4	2023 FORM 10-K

In the U.S., our insurance group’s principal insurance subsidiaries are Arch Insurance Company (“Arch Insurance”), Arch Specialty Insurance Company (“Arch Specialty”), Arch Indemnity Insurance Company (“Arch Indemnity Insurance”) and Arch Property Casualty Insurance Company (“Arch P&C”). Arch Insurance is an admitted insurer in 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. Arch Specialty is an approved excess and surplus lines insurer in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and an authorized insurer in one state. Arch Indemnity Insurance is an admitted insurer in 50 states and the District of Columbia. Arch P&C, which is not currently writing business, is an admitted insurer in 44 states and the District of Columbia and is filing applications for admission in all remaining states where it is not yet admitted. Our insurance group also operates McNeil, a specialized risk manager and a program administrator based in Cortland, New York. The headquarters for our insurance group’s U.S. support operations (excluding underwriting units) are in Jersey City, New Jersey. The insurance group has offices throughout the U.S., including five regional offices located in Alpharetta, Georgia; Chicago, Illinois; New York, New York; San Francisco, California; Dallas, Texas and additional branch offices.
Our insurance operations in Canada are conducted through Arch Insurance Canada Ltd. (“Arch Insurance Canada”), a Canada domestic company which is authorized in all Canadian provinces and territories. Arch Insurance Canada is headquartered in Toronto, Ontario.
In 2019, Arch Insurance (EU), based in Dublin, Ireland, received authorization from the Central Bank of Ireland (“CBI”) to expand its authorized classes of business as part of our plan to address the U.K.’s departure from the European Union (“Brexit”). At the end of 2020, Arch Insurance (U.K.) received court approval in the U.K. to transfer its legacy book of business written in the European Economic Area (“EEA”) to Arch Insurance (EU) under Part VII of the U.K. Financial Services and Markets Act 2000. From January 2020, all of the insurance business in the European Union (“EU”) previously written by Arch Insurance (U.K.) is now written through Arch Insurance (EU). Arch Insurance (EU) has branches in Italy, France, Spain and the U.K.
We conduct insurance operations on several platforms in the U.K., including Arch Insurance (U.K.) and our Lloyd’s syndicates: Arch Syndicate 2012 (“Arch Syndicate 2012”) and Arch Syndicate 1955 (“Arch Syndicate 1955” and, together with Arch Syndicate 2012, our “Lloyd’s Syndicates”). Arch Managing Agency Limited (“AMAL”) is the managing agent of our Lloyd’s Syndicates. These operations provide us access to Lloyd’s extensive distribution network and worldwide licenses. AMAL also acts as managing agent for third party members of Arch Syndicate
1955. Arch Underwriting at Lloyd’s (Australia) Pty Ltd, based in Sydney, Australia, is a Lloyd’s services company which underwrites exclusively for our Lloyd’s Syndicates. Collectively, the U.K. insurance operations are referred to as “Arch U.K.” Arch U.K. conducts its operations from London and other locations in the U.K. In December 2023, we signed an agreement for the sale of Castel Underwriting Agencies Limited, a managing general agency in the U.K. that we acquired as part of the Barbican acquisition. The sale is expected to close in the first half of 2024, subject to regulatory approvals and other closing conditions.
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

ARCH CAPITAL	5	2023 FORM 10-K

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
•Grow strategic partnerships or acquire strategic businesses in stable and niche areas. Our insurance group aims to build more integrated long-term alignment with strategic partners offering superior access to niche opportunities, quality scalable businesses, or lines with reliable defensive qualities. We may grow existing partnerships or look to acquire businesses which further this strategy.
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
Marketing. Our insurance group’s products are marketed principally through a group of licensed independent retail and wholesale brokers. Clients (insureds) are referred to our insurance group through a large number of international, national and regional brokers and captive managers who receive from the insured or insurer a set fee or brokerage commission usually equal to a percentage of gross premiums. Our insurance group may enter into contingent commission arrangements with some brokers that provide for the payment of additional commissions based on volume or profitability of business. Currently, some of our contracts with brokers provide for additional commissions based on volume. It is the practice for the brokers and producers to make the client aware of any contingent commission arrangements that may be in place with us. We have also entered into service agreements with select international brokers that provide access to their proprietary industry analytics. In general, our insurance group has no implied or explicit commitments to accept business from any particular broker and neither brokers nor any other third parties have the authority to bind our insurance group, except in the case where underwriting authority may be delegated contractually to select program administrators. Such administrators are subject to a financial and operational due diligence review prior to any such delegation of authority and ongoing reviews and audits are carried out as deemed necessary by our insurance group to assure the continuing integrity of underwriting and related business operations. See “Risk Factors—Risks Relating to Our Industry, Business and Operations—We could be materially adversely affected to the extent that important third parties with whom we do business do not adequately or appropriately manage their risks, commit fraud or otherwise breach obligations owed to us.” For information on major brokers, see note 18, “Commitments and Contingencies—Concentrations of Credit Risk,” to our consolidated financial statements in Item 8.
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

ARCH CAPITAL	6	2023 FORM 10-K

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
Reinsurance Operations
Our reinsurance operations are conducted on a worldwide basis through our reinsurance subsidiaries, Arch Re Bermuda, Arch Re U.S., Arch Syndicate 2012, Arch Syndicate 1955 and Arch Re Europe. Arch Re Bermuda is dual-licensed as a Class 4 general business insurer and Class C long-term insurer and is headquartered in Hamilton, Bermuda. Arch Re Bermuda has been approved as a “certified reinsurer” in certain U.S. states that allow reduced collateral for reinsurance ceded to such reinsurers. Arch Re Bermuda has also been approved in certain U.S. states as a “reciprocal jurisdiction reinsurer,” which allows ceding companies to eliminate collateral requirements for reinsurance ceded to such reinsurers and still take credit for that reinsurance. Arch Re U.S. is licensed or is an accredited or otherwise approved reinsurer in 50 states, the District of Columbia and Puerto Rico, the provinces of Ontario and Quebec in Canada with its principal U.S. offices in Morristown, New Jersey. Treaty and facultative operations in Canada are conducted through the Canadian branch of Arch Re U.S. (“Arch Re Canada”). Arch Re U.S. is also an admitted insurer in Guam. Our property facultative reinsurance operations are conducted primarily through Arch Re U.S. The property facultative reinsurance operations have offices throughout the U.S., Canada, Europe and the U.K.
Arch Re Europe, licensed and authorized as a non-life reinsurer and a life reinsurer, is headquartered in Dublin, Ireland with branch offices outside the EEA in Zurich and London. AMAL is the managing agent for the reinsurance operations of Arch Syndicate 2012 and Arch Syndicate 1955.
In December 2022, Arch Group Reinsurance Ltd. (“AGRL”) was registered as a Class 3A general business insurer carrying on affiliated reinsurance business pursuant to the Insurance Act of 1978 of Bermuda. AGRL, a wholly-owned subsidiary of Arch-U.S., was established to provide internal quota share reinsurance covering certain U.S. lines of business. AGRL is a U.S. taxpayer through a section 953(d) voluntary election under the Internal Revenue Code of 1986, as amended.
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

ARCH CAPITAL	7	2023 FORM 10-K

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

ARCH CAPITAL	8	2023 FORM 10-K

Mortgage Operations
Our mortgage operations include mortgage insurance and reinsurance in the U.S. and internationally, as well as participation in GSE credit risk-sharing transactions. Our mortgage group includes direct mortgage insurance in the U.S. primarily through Arch Mortgage Insurance Company, United Guaranty Residential Insurance Company, and Arch Mortgage Guaranty Company (together, “Arch MI U.S.”); mortgage reinsurance primarily through Arch Re Bermuda on both a proportional and non-proportional basis globally; mortgage insurance and reinsurance in the EEA and U.K. primarily through Arch Insurance (EU), and in Australia through Arch Indemnity; and participation in various GSE credit risk-sharing products primarily through Arch Re Bermuda.
In 2014, we entered the U.S. mortgage insurance marketplace, underwriting on the Arch Mortgage Insurance Company platform. Arch Mortgage Insurance Company is licensed and operates in all 50 states, the District of Columbia and Puerto Rico. In December 2016, we completed the acquisition of UGC and its primary operating subsidiary, United Guaranty Residential Insurance Company, which is licensed and operates in all 50 states and the District of Columbia. In November 2023, we signed an agreement to acquire RMIC Companies, Inc. and its subsidiaries that together comprise the run-off mortgage insurance business of Old Republic International Corporation. The sale is expected to close in the first half of 2024, subject to regulatory approvals and other closing conditions.
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
•Diversify revenues by capitalizing on international opportunities. With the acquisition of Arch Indemnity in Australia in 2021, and continued growth insuring and reinsuring European banks, we believe diversifying revenues on a global basis is a key operating principle.
Our mortgage group focuses on the following areas:
•Direct mortgage insurance in the United States. Under their monoline insurance licenses, each of Arch’s eligible mortgage insurers may only offer private mortgage insurance covering first lien, one-to-four family residential mortgages. Nearly all of our mortgage insurance written provides first loss protection on loans

ARCH CAPITAL	9	2023 FORM 10-K

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
•Reinsurance. Arch Re Bermuda provides quota share and excess of loss reinsurance covering U.S. and international mortgages.
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
In 2019, we established Arch Credit Risk Services (Bermuda) Ltd. (“Arch CRS”). Arch CRS is licensed by the Bermuda Monetary Authority (“BMA”) as an insurance agent in Bermuda. Arch CRS offers mortgage credit assessment and underwriting advisory services with respect to participation in GSE credit risk transfer transactions.
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
•home price trends and expected future home price movements which vary by geography;
•projections of future loss frequency and severity; and
•adequacy of premium rates.

ARCH CAPITAL	10	2023 FORM 10-K

Sales and Distribution. In the U.S., we employ a sales force to directly sell mortgage insurance products and services to our customers, which include mortgage originators such as mortgage bankers, mortgage brokers, commercial banks, savings institutions, credit unions and community banks. Our largest single mortgage insurance customer in the U.S. (including branches and affiliates) accounted for 7.3% and 7.1% of our gross premiums written for the years ending December 31, 2023 and 2022, respectively. No other customer accounted for greater than 2.9% and 2.8% of the gross premiums written for the years ending December 31, 2023 and 2022, respectively. The percentage of gross premiums written on our top 10 customers was 24.6% and 23.6% as of December 31, 2023 and 2022, respectively. In Europe, Bermuda and Australia, our products and services are distributed on a direct basis and through brokers. Each country represents a unique set of opportunities and challenges that require knowledge of market conditions and client needs to develop effective solutions.
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
Claims Management. With respect to our direct mortgage insurance business, the claims process generally begins with notification by the insured or servicer to us of a default on an insured loan. The insured is generally required to notify us of a default after the borrower misses two consecutive monthly payments. Borrowers default for a variety of reasons, including a reduction of income, unemployment, divorce, illness, inability to manage credit, rising interest rate levels and declining home prices. Upon notice of a default, in certain cases we may coordinate with loan servicers to facilitate and enhance retention workouts on insured loans. Retention workouts include payment deferral or forbearance, loan modifications and other loan repayment options, which may enable borrowers to cure mortgage defaults and retain ownership of their homes. If a retention workout is not viable for a borrower, our loss on a loan may be mitigated through a liquidation workout option, including a pre-foreclosure sale or a deed-in-lieu of foreclosure.
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

ARCH CAPITAL	11	2023 FORM 10-K

•paying 100% of the loss amount in exchange for the insured’s conveyance to us of good and marketable title to the property, with us then selling the property for our own account.
While we select the claim settlement option that best mitigates the amount of our claim payment, in the U.S. we generally pay the coverage percentage multiplied by the loss amount.
Other Operations
In 2014, we and HPS Investment Partners, LLC (formerly Highbridge Principal Strategies, LLC) (“HPS”) sponsored the formation of Somers. Arch Re Bermuda invested $100.0 million in Somers common equity. Somers’ strategy is to combine a diversified reinsurance and insurance business with a disciplined investment strategy. Somers’ own management and board of directors are responsible for its results and profitability. Arch Re Bermuda has appointed three directors to serve on the seven person board of directors of Somers. In the 2020 fourth quarter, Arch Capital, Somers and Greysbridge, a wholly-owned subsidiary of Arch Capital, entered into a Merger Agreement pursuant to which, among other things, Arch Capital agreed to acquire all of the common shares of Somers not owned by Arch for a cash purchase price of $35.00 per common share. Arch Capital has assigned its rights under the Merger Agreement to Greysbridge. The merger and the related Greysbridge equity financing closed on July 1, 2021. Effective July 1, 2021, Somers is wholly owned by Greysbridge, and Greysbridge is owned 40% by Arch, 30% by certain investment funds managed by Kelso and 30% by certain investment funds managed by Warburg. See note 12, “Variable Interest Entity and Noncontrolling Interests,” to our consolidated financial statements in Item 8 for further details.
In 2017, we and Kelso sponsored the formation of Premia. Premia’s strategy is to reinsure or acquire companies or reserve portfolios in the non-life property and casualty insurance and reinsurance run-off market. Arch Re Bermuda and certain Arch co-investors invested $100.0 million and acquired approximately 25% of Premia as well as warrants to purchase additional common equity. Arch Re Bermuda is providing a quota share reinsurance treaty on certain business written by Premia, and subsidiaries of Arch Capital are providing certain administrative and support services to Premia, in each case pursuant to separate multi-year agreements. Arch has appointed two directors to serve on the seven person board of directors of Premia.
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
HUMAN CAPITAL

We are driven by our common purpose of “Enabling Possibility” for our customers, our communities and our employees. This purpose is supported by our collaborative, results-driven culture which relies on our dedicated, engaged and talented people. By continuously working to offer a meaningful and inclusive employee experience, we not only seek to help people perform at their best among colleagues who care, but also aim to support our strategy of delivering specialty products and innovative solutions to our customers in each of our business segments. As of February 16, 2024, we had just over 6,400 employees globally, compared to around 5,800 last year, which directly speaks to our ability to sustain our strong and unique culture as we grow, which is a key enabler to top talent retention. We have approximately 3,600 employees in North America (U.S., Canada and Bermuda), 1,700 employees in Europe and the U.K. and 1,200 employees in the Philippines, Australia and the rest of the world.
Our People and Culture. An important part of our culture is sustaining an inclusive, diverse workforce. By better reflecting the demographics in the markets in which we operate while also actively seeking to instill norms for inclusive behavior, we aim to leverage all the best contributions and thinking across our Company. To that end, we are committed to further integrating diversity and inclusion principles in our operations. In addition to “embedding” inclusion into our talent processes, e.g., promotion reviews, over 700 employees (mostly managers) have attended our intensive, six-week Fostering Inclusive Leadership program. Importantly, this program requires participants to complete a business-related project as well as attend group discussions, where participants focus on how to apply inclusive techniques into the work experience. Finally, in 2023 our six employee networks provided a forum for over 1,300 employees to share ideas, build community and

ARCH CAPITAL	12	2023 FORM 10-K

belonging, provide leadership opportunities for members and contribute meaningfully to business outcomes. Importantly, our networks include significant ally representation, which underscores the inclusive behavior of our people.
Talent Acquisition, Development, Rewards and Retention. Our employees are integral to the company, and we maintain a sharp focus on improving the ways we attract, develop and retain our high-performing talent. Our goal is to cultivate a workplace culture where all our employees can thrive by building awareness of inclusive practices and incorporating them into our regular course of business. In 2023, we launched a new talent acquisition model that modernizes our approach to the talent market and maximizes our ability to find and hire top talent across multiple talent pools and proactively source pipelines of key talent. In addition, the new model has streamlined this process across our Company by using a common platform that we can easily scale as we grow.
We provide career growth opportunities through a combination of on-the-job training and experience, exposure to top-notch colleagues who coach and mentor, and education and training programs designed to accelerate learning and applying new skills and behaviors. We offer competitive compensation and comprehensive benefits packages, including an employee share purchase plan, parental leave, contributions to retirement savings plans and programs to support employee mental and physical well-being. We recognize the financial burden of educational loans in the United States and have supported our employees with a student debt assistance program. Since the inception of the program in 2018, Arch has contributed approximately $5 million to this program, including $0.9 million in 2023. We also match eligible contributions to qualified charitable organizations and employees are offered two paid volunteer time-off days per calendar year with an eligible non-profit organization. Our Arch Achieve program has recognized over 500 employees for excellence since its inception in 2009, and each recipient is awarded a cash bonus to recognize their accomplishments.
In 2023, our senior leadership team met in person to discuss our strategy and vision for the future, foster continuous learning and a growth mindset for leaders and provide a forum for global executives to network across the Company.
To ease the impact on those most affected by inflation, effective in 2023, Arch introduced a salary-based premium structure for medical plans for U.S. based employees to help keep health care costs equitable and affordable. More than 65% of employees had reductions in medical premiums for the same plan and coverage tier.
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
Unpaid and paid losses and loss adjustment expenses recoverable were approximately $7.1 billion at December 31, 2023. For detail on our unpaid and paid losses and loss adjustment expenses, see the Reinsurance Recoverables section of “Financial Condition, Reinsurance Recoverables” in Item 7.

ARCH CAPITAL	13	2023 FORM 10-K

INVESTMENTS

At December 31, 2023, total investable assets held by Arch were $34.6 billion. Our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to grow and, in the future, may expand into areas that are not part of our current investment strategy. For detail on our investments, see the Investable Assets Held by Arch section of “Financial Condition” in Item 7 and note 9, “Investment Information,” to our consolidated financial statements in Item 8.
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
COMPETITION

The worldwide insurance markets are highly competitive. We compete with major U.S. and non-U.S. insurers and reinsurers, some of which have greater financial, marketing and management resources and longer-term relationships with insureds and brokers than us. We compete primarily on the basis of overall financial strength, ratings assigned by independent rating agencies, geographic scope of business, strength of client relationships, premiums charged, contract terms and conditions, products and services offered, speed of claims payment, reputation, employee experience, and qualifications and local presence. See “Risk Factors—Risks Relating to Our Industry, Business and Operations—“We operate in a highly competitive environment, and we may not be able to compete successfully in our industry.”
In our property casualty insurance and reinsurance businesses, we compete with insurers and reinsurers that provide specialty property and casualty lines of insurance, including, but not limited to Allianz, American Financial Group, Inc., American International Group, Inc., Aviva, AXA XL, AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Limited, CNA Financial Corp., Convex Group Limited, Everest Group Ltd., Fairfax Financial Holdings Limited, Hannover Rück SE, The Hartford Financial Services Group, Inc., Liberty Mutual Group, Lloyd’s, Markel Corporation, Munich Re Group, PartnerRe Ltd., RenaissanceRe Holdings Ltd., RLI Corp., SCOR, Sompo International, Swiss Reinsurance Company, Tokio Marine, The Travelers Companies, Inc., W.R. Berkley Corp. and Zurich Insurance Group.
In our mortgage business, we compete with insurers and reinsurers that provide mortgage insurance, including the U.S mortgage insurance subsidiaries of Essent Group Ltd., Enact Holdings Inc., MGIC Investment Corporation, NMI Holdings Inc. and Radian Group Inc. The private mortgage insurance industry is highly competitive. Private mortgage insurers generally compete on the basis of underwriting guidelines, pricing, terms and conditions, financial strength, product and service offerings, customer relationships, reputation, the strength of management, technology, and innovation in the delivery and servicing of insurance products. Arch MI U.S. and other private mortgage insurers compete with federal and state government agencies that sponsor their own mortgage insurance programs. The private mortgage insurers’ principal government competitor is the Federal Housing Administration (“FHA”) and, to a lesser degree, the U.S. Department of Veterans Affairs (“VA”). Future changes to the FHA program, including any reduction to premiums charged, may impact the demand for private mortgage insurance.

ARCH CAPITAL	14	2023 FORM 10-K

In addition, Arch MI U.S. and other private mortgage insurers increasingly compete with multi-line reinsurers and capital markets alternatives to private mortgage insurance. The GSEs continued their respective mortgage CRT programs, including the use of front and back-end transactions with multi-line reinsurers, with approximately 25 unique (re)insurers that regularly participate in transactions in addition to funded credit investors. These transactions continue to create opportunities for multi-line property casualty reinsurance groups and capital markets participants.
In our non-U.S. mortgage insurance businesses, we compete with insurance subsidiaries of Helia Group Ltd. and QBE Insurance Group, Ltd. in Australia; in Europe, our competitors on structured capital relief transactions include approximately 5-10 highly rated multi-line (re)insurers in addition to over 30 funded credit investors.
ENTERPRISE RISK MANAGEMENT

General. Enterprise Risk Management (“ERM”) is a key element in our philosophy, strategy and culture. We employ an ERM framework that includes underwriting, reserving, investment, credit, group and operational risks. Risk appetite and exposure limits are set by our executive management team, reviewed with the Board and its committees and routinely discussed with business unit management. These limits are articulated in our risk appetite statement, which details risk appetite, tolerances and limits for each major risk category, and are integrated into our operating guidelines. Exposures are aggregated and monitored periodically by our corporate risk management team. The reporting, review and approval of risk management information is integrated into our annual planning process, capital modeling and allocation, and reinsurance purchasing strategy. Such information is reviewed at insurance business reviews, reinsurance underwriting meetings and board level committees.
Risk Management Process and Procedures. The following narrative provides an overview of our risk management framework and our methodology for identifying, measuring, managing and reporting on the key risks affecting us. It outlines our approach to risk identification and assessment and provides an overview of our risk appetite and tolerance for each of the following major risks: underwriting (insurance) risk including pricing, reserving and catastrophe; investment risk including market and liquidity risks; group risk including strategic, governance, rating agency and capital market risk; credit risk; and operational risk including regulatory, investor relations (reputational risk) and outsourcing risks. We view environmental, social and governance (“ESG”) related risks not as standalone risks but as an integral part of our enterprise-wide risk management strategy. Consequently, evaluations of these risks are embedded throughout our risk management framework.
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
Risk Identification and Assessment. The Finance, Investment and Risk Committee (“FIR Committee”), Audit Committee and Underwriting Oversight Committee of the Board oversee the top-down and bottom-up review of our risks. Given the nature and scale of our operations, these committees consider all aforementioned risks within the scope of the assessment. Arch Capital’s Chief Risk Officer (“CRO”) assists these committees in the identification and assessment of all key risks. The CRO is responsible for maintaining Arch Capital’s risk register and continually reviewing and challenging risk assessments, including the impact of emerging risks and significant business developments. Any new high-level risks or changes in inherent or residual designations are brought to the Board’s or the relevant committee’s attention.
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

ARCH CAPITAL	15	2023 FORM 10-K

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
The ORSA is the basis for risk reporting to the Board and its committees and acts as a mechanism to embed the risk management framework within our decision making processes and operations. The Board has delegated responsibility for supervision and oversight of the ORSA to the FIR Committee. This oversight includes regular reviews of the ORSA process and output. An ORSA report is produced at least annually, and the results of each assessment are reported to the Board. The Board actively participates in the ORSA process by steering how the assessment is performed and challenging its results. This assessment is also taken into account when formulating strategic decisions.
The ORSA process and reporting are also important parts of our business strategy, tailored specifically to fit into our organizational structure and risk management system with the appropriate techniques in place to assess our overall solvency needs, taking into consideration the nature, scale and complexity of the risks inherent in the business.
We also take the results of the ORSA into account within our system of governance, including long-term capital management, business planning and new product development. The results of the ORSA also contribute to various elements of our strategic decision-making including how best to optimize capital management, establish the most appropriate premium levels and decide whether to retain or transfer risks.
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

ARCH CAPITAL	16	2023 FORM 10-K

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

ARCH CAPITAL	17	2023 FORM 10-K

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
Insurance Sector Operational Cyber Risk Management Code of Conduct (“Cyber Risk Management Code of Conduct”). The BMA recognized that cyber incidents can cause significant financial losses and/or reputational impacts across the insurance industry and implemented the Cyber Risk Management Code of Conduct in October 2020. All Bermuda insurers, insurance managers and intermediaries registered under the Insurance Act are required to comply with the
BMA’s Cyber Risk Management Code of Conduct, which established duties, requirements and standards to be complied by each registrant in relation to operational cyber risk management. This requires Arch Re Bermuda to develop a cyber risk policy, which is to be delivered pursuant to an operational cyber risk management program and appoint an appropriately qualified member of staff or outsourced resource to the role of Chief Information Security Officer. The role of the Chief Information Security Officer is to deliver the operational cyber risk management program.
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
Personal Information Protection Act 2016. Bermuda’s principal data protection and privacy legislation is the Personal Information Protection Act 2016 (“PIPA”). At present, the majority of the operative provisions of PIPA, which include detailed requirements around conditions for use and consent to use of personal information, specific obligations on organizations that use personal information, overseas data transfer assessment obligations and access, rectification and erasure rights for individuals, are not yet in force in Bermuda. In June 2023, the Bermuda Government and the Office of the Privacy Commissioner for Bermuda announced that the remaining operative provisions of PIPA will become fully implemented on January 1, 2025.

ARCH CAPITAL	18	2023 FORM 10-K

PIPA (once in force) applies to every organization (which includes any individual, entity or public authority) that uses personal information in Bermuda where that personal information is used by automated or other means which form, or are intended to form, part of a structured filing system. For the purposes of PIPA, “personal information” means any information about an identified or identifiable individual (meaning a natural person), and “use” or “using” are very broadly defined and effectively include possessing or carrying out any operation on personal information. Many of our Bermuda subsidiaries which use and hold personal information will be in scope and must comply with the provisions of PIPA.
Corporate Income Tax Act 2023 (the “Bermuda CIT Act”). On December 27, 2023, Bermuda enacted the Bermuda CIT Act. Entities subject to tax under the Bermuda CIT Act are the Bermuda constituent entities of multi-national groups. A multi-national group is defined under the Bermuda CIT Act as a group with entities in more than one jurisdiction with consolidated revenues of at least €750 million for two of the four previous fiscal years. If Bermuda constituent entities of a multi-national group are subject to tax under the Bermuda CIT Act, such tax is charged at a rate of 15% of the net income of such constituent entities (as determined in accordance with the Bermuda CIT Act, including after adjusting for any relevant foreign tax credits applicable to the Bermuda constituent entities). Although the commencement date of the Bermuda CIT Act is January 1, 2024, no tax is chargeable under the Bermuda CIT Act until tax years starting on or after January 1, 2025. All Arch Bermuda operations are subject to the requirements of the Bermuda CIT Act.
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

ARCH CAPITAL	19	2023 FORM 10-K

person or its insurance holding company system is exempt from the filing requirement. Arch’s U.S. lead state regulator, the Missouri Department of Commerce & Insurance, adopted the model group capital calculation provisions in 2021. The group capital calculation is designed to assist state insurance regulators in understanding the financial condition of non-insurance entities that are part of an insurance holding company system and the degree to which insurance companies are supporting those non-insurance entities.
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
A U.S. primary insurer ordinarily will enter into a reinsurance agreement only if it is able to obtain credit for the reinsurance ceded on its U.S. statutory-basis financial statements. As a result of the requirements relating to the provision of credit for reinsurance, Arch Re U.S., Arch Re Bermuda and AGRL are indirectly subject to certain regulatory requirements imposed by U.S. jurisdictions in which ceding companies are domiciled. In general, credit for reinsurance is allowed if the reinsurer is licensed or “accredited” in the state in which the primary insurer is domiciled; or if none of the above applies, to the extent that the reinsurance obligations of the reinsurer are collateralized appropriately, typically through the posting of a letter of credit for the benefit of the primary insurer or the deposit of assets into a trust fund established for the benefit of the primary insurer.
U.S. primary insurers also may receive credit for reinsurance ceded to unauthorized reinsurers without collateral or with less than 100% collateral under revisions to the NAIC Credit for Reinsurance Model Law (#785) and the Credit for Reinsurance Model Regulation (#786) (collectively, the “NAIC Model Law and Regulation”). All U.S. states, the District of Columbia and Puerto Rico have adopted revisions to the NAIC Model Law and Regulation that allow full credit to U.S. ceding insurers for reinsurance ceded to reinsurers that have been approved as “certified reinsurers” based upon less than 100% collateralization. As of January 23, 2024,
Arch Re Bermuda is approved as a “certified reinsurer” for the 2024 calendar year in 44 states with applications pending in 8 additional states and territories. In addition, 2019 amendments to the NAIC Model Law and Regulation eliminate reinsurance collateral requirements for reinsurers that (1) have their head office or are domiciled in EU Member States, the U.K., NAIC accredited U.S. jurisdictions and other jurisdictions deemed “reciprocal jurisdictions” by the NAIC (although individual states may approve or reject the designation of such other jurisdictions as a “reciprocal jurisdiction”), and (2) have been approved as a “reciprocal jurisdiction reinsurer.” The NAIC list of approved reciprocal jurisdictions includes Bermuda, Japan and Switzerland. All U.S. states, the District of Columbia and Puerto Rico have adopted the 2019 amendments to the NAIC Model Law and Regulation. As of January 23, 2024, Arch Re Bermuda is approved as a “reciprocal jurisdiction reinsurer” for the 2024 calendar year in 44 states with applications pending in 8 additional states and territories. In addition, AGRL received approval as a “reciprocal jurisdiction reinsurer” from its lead state of Missouri in November 2023, which is effective for the 2023 calendar year. AGRL intends to seek renewal of its “reciprocal jurisdiction reinsurer” status from Missouri in 2024 and will potentially seek approval from additional states.
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
Cybersecurity and Privacy. In July 2023, the SEC adopted new cybersecurity disclosure rules (“SEC Cybersecurity Rules”) mandating cybersecurity incident and risk management disclosure for public companies such as Arch. The SEC Cybersecurity Rules became effective in December 2023 and mandate that public companies report a cybersecurity incident on a Form 8-K within four days after they determine that the incident is material. Additional disclosure by registrants in the Form 10-K annual report should describe their processes for assessing, identifying and managing material risks from cybersecurity threats, the material impacts of cybersecurity threats and previous cybersecurity incidents. See Item 1C, “Cybersecurity” for further information about our disclosures.

ARCH CAPITAL	20	2023 FORM 10-K

In March 2022, the U.S. government passed the Cyber Incident Reporting for Critical Infrastructure Act of 2022, which will require companies deemed to be part of U.S. critical infrastructure to report any substantial cybersecurity incidents or ransom payments to the federal government within 72 and 24 hours, respectively. The Cybersecurity & Infrastructure Security Agency considers financial services, which includes insurance companies, as a critical infrastructure sector. The implementing regulations are not expected for another one-to-two years.
In September 2022, the Federal Insurance Office (“FIO”) within the Department of Treasury requested public comment on potential federal insurance responses to catastrophic cyber incidents affecting critical infrastructure. In July 2023, the Biden Administration published a National Cybersecurity Strategy Implementation Plan that includes as a strategic objective the exploration of a federal cyber insurance backstop and identified FIO as the responsible agency for assessing the need for and possible structures of a federal insurance response. In November 2023, the FIO announced initiatives to further study the development of a federal insurance backstop for catastrophic cyber events.
The NAIC adopted an Insurance Data Security Model Law in 2017 that requires insurers, insurance producers and other entities required to be licensed under state insurance laws to comply with certain requirements under state insurance laws, such as developing and maintaining a written information security program, conducting risk assessments overseeing the data security practices of third party service providers and meeting expanded breach notification requirements. This model law has been adopted in states in which our U.S. subsidiaries are licensed and operate. In addition, certain state insurance regulators are developing or have developed regulations that may impose regulatory requirements relating to cybersecurity on insurance and reinsurance companies (potentially including insurance and reinsurance companies that are not domiciled, but are licensed, in the relevant state). Many regulators, including the Federal Trade Commission (“FTC”), the New York Department of Financial Services (“NYDFS”), and the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), have issued new guidance on managing cybersecurity risks (or amended existing regulations) that expand existing regulatory requirements.
Privacy legislation and regulation has also become an issue of increasing focus in many states. The California Consumer Privacy Act of 2018 (“CCPA”), which went into effect January 1, 2020 grants California consumers certain rights to, among other things, access and delete data about them subject to certain exceptions, as well as a private right of action related to cybersecurity breaches with statutory penalties. Additionally, the California Privacy Rights Act of 2020 (“CPRA”) which became fully effective on January 1,
2023, applies to some of our data collecting and processing activities, and it provides for additional consumer privacy rights, and additional regulatory obligations over certain data. It also created a new privacy focused California regulatory agency with enforcement authority, the California Privacy Protection Agency (“CPPA”). CPPA regulations that implement the CPRA became effective on March 29, 2023 and, as delayed by a state court decision, are expected to become enforceable in February 2024. Rulemaking is also underway on regulations mandated by the CPRA governing cybersecurity audits, risk assessments, and automated decision-making, but additional regulations have yet to be proposed. The CPPA draft rules govern consumer notice, access, and opt-out rights with respect to automated decision-making. Under the draft rules, businesses would also have to make significant disclosures about their implementation of automated decision-making. At the CPPA December board meeting, the board requested the CPPA staff to further evaluate the draft regulations, particularly its impact within the workplace and in the employment context.
A range of new cybersecurity and privacy laws are also under consideration in other states, as well as by the federal government. Several states, including Colorado, Connecticut, Utah, and Virginia adopted new comprehensive data privacy legislation that went into effect in 2023. Additional states, including Delaware, Florida, Iowa, Montana, New Jersey, Oregon, Tennessee, and Texas, adopted new data privacy legislation that will go into effect over the next two years (with a new Indiana data privacy law to take effect in 2026). While these state laws provide consumer privacy rights and protections like those in the CCPA and CPRA, they exempt entities subject to the Gramm-Leach-Bliley Act from their requirements.
Artificial Intelligence. The increased use of automated processes by insurers, including algorithms, artificial intelligence (generative and predictive) (“AI”) and predictive models that make use of large datasets and data analytics, has led to additional regulatory attention to insurer practices including in relation to risk selection, pricing and claims, as well as governance and oversight of AI and predictive models.
In late 2023, the NAIC adopted a model bulletin entitled “Use of Artificial Intelligence Systems by Insurers” that sets forth state insurance regulators’ expectations on how insurers should govern the use of advanced analytical and computational technologies used to make or support decisions impacting consumers. Such expectations include implementation of a written program for the responsible use of AI systems that make or support decisions related to regulated insurance practices, which program should be designed to mitigate certain risks. As of February 1, 2024, only one state has adopted the bulletin, but we expect it to be

ARCH CAPITAL	21	2023 FORM 10-K

adopted in states in which our U.S. subsidiaries are licensed and operate.
In addition, state agencies, departments and insurance regulators, including the California Department of Insurance, California Privacy Protection Agency, Connecticut Insurance Department, New York Department of Consumer and Work Protection and NYDFS, have adopted, proposed or released for comment laws, regulations and guidance that may impose regulatory requirements relating to the use of AI and automated decision-making on insurance and reinsurance companies. Such requirements include (or may include) risk management processes and controls, governance frameworks, vendor oversight and outcomes testing that may hinder or delay the implementation of new technologies available to other businesses.
In addition to insurance specific AI regulation there are many general AI proposals and frameworks. For example, President Biden’s Executive Order 14110 on Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, issued on October 30, 2023 establishes extensive new standards for AI safety and security.
Globally, many new AI laws are being proposed, the most significant of which may be in the EU. See “Regulation—Europe” for further details on our insurance operations.
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
Our mortgage insurance operations are not currently subject to state risk-based capital requirements, but rather are subject to state risk to capital or minimum policyholder position requirements. The NAIC adopted a revised Mortgage Guaranty Insurance Model Act in 2023. It is uncertain when or if it will be adopted in any jurisdiction.
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
In November 2023, the FIO published a request to proceed with a climate-related data call that would collect five years of homeowners’ insurance underwriting data to evaluate the relationship between underwriting trends and weather-related events. Separately, in December 2023, the NAIC outlined plans for its own substantially similar climate-related data. The FIO and NAIC climate-related information gathering could culminate in recommendations for new federal or state legislation.
Other Federal Regulation. Although state regulation is the dominant form of regulation for insurance and reinsurance business, a number of federal laws affect and apply to the insurance industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) created the FIO, which is not a federal regulator or supervisor of insurance, but monitors the insurance industry for systemic risk, administers the Terrorism Risk Insurance Program (“TRIP”), consults with the states regarding insurance matters, develops federal policy on aspects of international

ARCH CAPITAL	22	2023 FORM 10-K

insurance matters, and is authorized to assist the U.S. Secretary of the Treasury in negotiating “covered agreements” between the U.S. and foreign governments that address insurance prudential measures.
In addition to provisions of Dodd-Frank pertaining to underwriting mortgages and a consumer’s ability to repay, certain other federal laws also directly or indirectly impact mortgage insurers, including the Real Estate Settlement Procedures Act of 1974, the Homeowners Protection Act of 1998, the Equal Credit Opportunity Act, the Fair Housing Act, the Truth In Lending Act, the Fair Credit Reporting Act of 1970, and the Fair Debt Collection Practices Act. Among other things, these laws and their implementing regulations prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, govern the circumstances under which companies may obtain and use consumer credit information, define the manner in which companies may pursue collection activities, and require disclosures of the cost of credit and provide for other consumer protections.
GSE Eligible Mortgage Insurer Requirements. GSEs impose requirements on private mortgage insurers so that they may be eligible to insure loans sold to the GSEs, known as the Private Mortgage Insurer Eligibility Requirements (“PMIERs”). The PMIERs apply to our eligible mortgage insurers, but do not apply to Arch Mortgage Guaranty Company, which is not GSE-approved. The PMIERs impose limitations on the type of risk insured, the forms and insurance policies issued, standards for the geographic and customer diversification of risk, procedures for claims handling, acceptable underwriting practices, standards for certain reinsurance cessions and financial requirements, among other things. The financial requirements require an eligible mortgage insurer’s available assets to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions including origination year, original loan-to-value, original credit score of performing loans, and the delinquency status of non-performing loans.
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

ARCH CAPITAL	23	2023 FORM 10-K

The objectives of the PRA are to promote the safety and soundness of all firms it supervises and to secure an appropriate degree of protection for policyholders. The objectives of the FCA are to ensure customers receive financial services and products that meet their needs, to promote sound financial systems and markets and to ensure that firms are stable and resilient with transparent pricing information and which compete effectively and have the interests of their customers and the integrity of the market at the heart of how they run their business. Following the implementation of the Financial Services and Markets Act 2023 (“FSMA 2023”), the PRA and the FCA have a new secondary objective to facilitate the international competitiveness of the U.K. economy and its medium to long-term growth, subject to aligning with relevant international standards.
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
In November 2022, HM Treasury set out the U.K. government’s final reform package on the Solvency II framework in the U.K., in response to an earlier consultation paper from April 2022. Significant changes to be introduced by these reforms included the reduction in risk margin by 30% for non-life insurers and the proposal to remove branch capital requirements. This will benefit branches of foreign insurers based in the U.K. immediately upon implementation, as well as reduce barriers for foreign insurers wishing to establish a U.K. branch in the future. The U.K. government has also decided to introduce a new mobilization scheme for insurers which would create an optional stage in a

ARCH CAPITAL	24	2023 FORM 10-K

prospective insurer’s entry to the market, including adjusted entry requirements such as a lower capital floor, lower expectations for key personnel and governance structures, and exemptions from certain reporting requirements.
FSMA 2023 provides a framework for the revocation of retained EU law in financial services and its replacement with corresponding regulators’ rules (in the case of Solvency II, mainly in the PRA’s Rulebook). Since the Transition Period, Solvency II has been subject to a major review in its application in the U.K., corresponding with a parallel review in the EU (known as the 2020 review).
The Insurance and Reinsurance Undertakings (Prudential Requirements) Regulations 2023 came into force on December 31, 2023 and modified the current risk margin calculation. The PRA has also issued two consultations covering the Solvency II reform proposals for insurers. It is expected that the reforms forming part of what will then be known as “Solvency U.K.”, will be in place by the end of 2024.
The implementation of these reforms by the U.K. government and potential divergence between the U.K. and the EU may have an impact on whether the U.K. is granted Solvency II equivalence status by the EU in any of the three areas to which equivalence applies.
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
Restrictions on Payment of Dividends. Under English law, all companies are restricted from declaring a dividend to their shareholders unless they have “profits available for distribution.” The calculation as to whether a company has sufficient profits is based on its accumulated realized profits minus its accumulated realized losses. U.K. insurance regulatory laws do not prohibit the payment of dividends, but the PRA or FCA, as applicable, requires that insurance companies, insurance intermediaries and other regulated entities maintain certain solvency margins and may restrict the payment of a dividend by Arch Insurance (U.K.) or AMAL, for example.
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
Despite the loss of passporting rights, AMAL, Syndicate 2012 and Syndicate 1955 are still able to write business in the EEA via the Lloyd’s Insurance Company, S.A. (“Lloyd’s Brussels”). Lloyd’s continued to engage in discussions with the Belgium Financial Services Markets Authority (“Belgium FSMA”) and the National Bank of Belgium regarding the Lloyd’s Brussels operating model and the activities performed for it by managing agents and the question of whether it is possible that they could be construed as constituent insurance distribution under the Insurance Distribution Directive (Directive (EU) 2016/97) (“IDD”), which would therefore require them to be authorized within the EEA.
Economic relations between the U.K. and the EU are now governed by a Trade and Cooperation Agreement (the “TCA”). Following a report published by the European Affairs Committee in June 2022, which found that the TCA is limited in scope and silent as to EU equivalence in decisions over financial services, a Memorandum of Understanding (“MoU”) on regulatory cooperation between the U.K. and the EU was signed in June 2023. However, the MoU does not impose binding substantive commitments nor is there any mention of taking forward the commitment in the Political Declaration accompanying the TCA regarding mutual equivalence. As a result, under the provisions of the TCA, EEA financial institutions (including our Irish operating subsidiaries) lost their passporting rights into the U.K. Absent any future agreement between the U.K. and the EU on the provision of financial services into the U.K., the post-Brexit status and rules applicable to U.K. branches of EEA financial institutions will be primarily driven by U.K. law and regulation.

ARCH CAPITAL	25	2023 FORM 10-K

The ability of U.K. firms (including, Arch Insurance (U.K.) and AMAL) to continue doing business in the EEA similarly depends on applicable EEA state local law and regulation. There has been no decision yet made by the European Commission on whether or not the U.K.’s financial services regulatory regime will be granted third-country equivalence for the purposes of reinsurance, solvency calculation and/or group supervision under Solvency II. In the absence of such declarations, U.K. firms are subject to more stringent requirements in carrying out reinsurance business with EEA firms. See “Risk Factors—Risks Relating to Our Industry, Business and Operations—New legislation or regulations relating to the U.K.’s withdrawal from the EU could adversely affect us.”
ESG Considerations. The U.K. government has a long-term ambition to “green” the financial system and align it with the U.K.’s 2050 “Net Zero” target (i.e.,100% greenhouse gas emissions reduction) under the Climate Change Act 2008. As part of those efforts, on January 17, 2022, the U.K. passed mandatory climate related financial disclosure requirements under the Companies (Strategic Report) (Climate-related Financial Disclosure) Regulations 2022. The regulations apply to large companies (including some of our U.K. entities) for financial years starting on or after April 6, 2022. The regulations generally align risk disclosures with the recommendations of the Taskforce on Climate-related Financial Disclosures (“TCFD”).
In 2021, the U.K. government published its Greening Finance Roadmap to Sustainable Investing (the “Roadmap”), which announced proposals to extend the scope of the U.K.’s sustainable finance framework beyond climate change. Further to the Roadmap, the FCA issued its final Policy Statement on its sustainability disclosure requirements and the investment labels regime. The FCA is, among other things, introducing a general ‘anti-greenwashing’ rule to clarify that sustainability-related claims must be clear, fair and not misleading. The general ‘anti-greenwashing’ rule comes into force on May 31, 2024 and the FCA is also consulting on new guidance on the expectations for FCA-authorized firms subject to the general ‘anti-greenwashing rule’ which will take effect at the same time.
In October 2023, the Green Technical Advisory Group ("GTAG") published its final advice to the U.K. government on the development of the U.K. Green Taxonomy. Whilst not binding, the GTAG advice gives a likely indication as to what the U.K. Green Taxonomy may look like and how it might differ from the EU Sustainable Finance Taxonomy Regulation (“EU Taxonomy”). The GTAG final report outlines sustainable governance arrangements for the U.K. Green Taxonomy and sets out various options for achieving this. The recommended “least regrets” option involves the U.K. government establishing an advisory body to facilitate implementation and development. If the GTAG advice is adopted, the U.K. Green Taxonomy should align with the EU Taxonomy except where doing so impact the simplicity or usability of the activity classification system or increases the risk of greenwashing.
On December 14, 2022, the U.K. government said it would delay secondary legislation under the taxonomy regulations (originally anticipated by the end of 2022). Instead, the U.K. will restate EU law around the taxonomy and take additional time to decide the U.K.’s approach. In addition, Lloyd’s has mandated that managing agents must create an ESG framework and strategy, which was to be considered in the 2023 business planning cycle. Lloyd’s has also imposed ESG focused outcomes by way of the Principles with a particular focus on culture, investment and underwriting profitability. See “Lloyd’s Supervision” above for additional details.
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
Privacy and Cybersecurity. The U.K. has implemented the European General Data Protection Regulation (“EU GDPR”) as the U.K. GDPR which sits alongside the U.K. Data Protection Act 2018 (the “U.K. GDPR”). The U.K. GDPR has direct effect where an entity is established in the U.K. (as applicable) and has extra-territorial effect where an entity established outside of the U.K. processes personal data in relation to the offering of goods or services to individuals in the EEA and/or the U.K. or the monitoring of their behavior. The U.K. GDPR imposes obligations on controllers, including, among others: (i) accountability and transparency requirements, requiring controllers to demonstrate and record compliance with the GDPR and to provide detailed information to individuals regarding the processing of their personal data; (ii) requirements to process personal data lawfully including specific requirements for obtaining valid consent where consent is the legal basis for processing; (iii) obligations to consider data protection when any new products or services are developed and designed (e.g., to limit the amount of personal data processed); (iv) obligations to comply with individuals’ data protection rights including a right: (a) of access to, erasure of, or rectification of personal data, (b) to restriction of processing or to withdraw consent to processing, (c) to object to processing or to ask for a copy of personal data to be provided to a third party, and (d) not to be subject to solely automated decision-making; and (v) an obligation to report personal data breaches to: (i) the data protection supervisory authority without undue delay (and no

ARCH CAPITAL	26	2023 FORM 10-K

later than 72 hours) after becoming aware of the personal data breach, unless the personal data breach is unlikely to result in a risk to the data subjects’ rights and freedoms; and (ii) affected individuals, where the personal data breach is likely to result in a high risk to their rights and freedoms. Processors are required to notify the controller without undue delay after becoming aware of a personal data breach.
The U.K. GDPR also imposes similar international data transfer restrictions to the EU (see below) on transfers of personal data from the U.K. to jurisdictions that the U.K. government does not consider adequate, including the U.S. The U.K. government has published its own form of the EU Standard Contractual Clauses (“SCCs”), known as the International Data Transfer Agreement and an International Data Transfer Addendum to the new EU SCCs. Further, on September 21, 2023, the U.K. Government established a U.K.-U.S. data bridge or adequacy decision, through the U.K. extension to the EU-U.S. Data Privacy Framework (“DPF”). Effective as of October 12, 2023, U.S. organizations which self-certify to the DPF can now transfer personal data from the U.K. to the U.S. without using SCCs.
The U.K. Information Commissioner’s Office (“ICO”) has the power under the GDPR to (amongst other things) impose fines for serious breaches of up to the higher of 4% of the organization’s annual worldwide turnover or £17.5 million. Individuals also have a right to compensation, as a result of an organization’s breach of the U.K. GDPR which has affected them, for financial or non-financial losses (e.g., distress).
Cybersecurity requirements are laid down in the U.K. GDPR, which requires controllers and processors to implement appropriate technical and organizational measures to safeguard personal data to a level of security appropriate to the data protection risk.
The U.K. GDPR does not provide for a specific set of cybersecurity requirements or measures to be implemented, but rather requires a controller or processor to implement appropriate cyber and data security measures in accordance with the then-current risk, the state of the art, the costs of implementation and the nature, scope, context and purposes of the processing. The U.K. GDPR however does explicitly require that controllers notify personal data breaches under certain circumstances.
Artificial Intelligence. The U.K. has adopted a “soft law” approach to AI regulation meaning it has not adopted formal legislation to regulate AI but has adopted soft law guidelines in the form of a White Paper published on March 29, 2023. The U.K. intends to develop a sector-specific, principle centered approach to AI regulation, with the relevant sectors being responsible for enforcement.
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
The CBI operates a risk-based supervision framework, entitled PRISM, in respect to its regulation of Irish regulated entities. Under PRISM, the CBI applies an impact rating to each entity it regulates, ranging from Low to High, based on the nature, scale and complexity of its business. The level of supervision applied by the CBI is commensurate with the impact rating applied under PRISM with higher rated entities subject to more focused supervision engagement from the CBI on a more frequent basis.
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

ARCH CAPITAL	27	2023 FORM 10-K

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
In response to the COVID-19 pandemic, the CBI issued guidance in April 2020, based on guidance issued by EIOPA, that insurance firms postpone any payment of dividend distributions or similar transactions until they can forecast their costs and future revenues with a greater degree of certainty. However, the CBI modified its guidance, with effect from October 1, 2021, so that the general restrictions on the payment of dividend distributions or variable remuneration are no longer in place. The CBI still requires (re)insurance firms to notify it in advance of any proposed distribution.
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
ESG Considerations. ESG matters have been on the CBI's agenda for a number of years. In November 2021, the CBI issued its expectations in respect of climate and broader ESG issues for all regulated firms in Ireland (including (re)insurers). The CBI's expectations focus on five key areas: governance, risk management, scenario analysis (including, but not limited to, stress testing for the purposes of the ORSA), disclosures and strategy and business model risk. The CBI has indicated that its expectations will be applied in a proportionate manner. In August 2022, the CBI published a Consultation Paper setting out its proposed guidance on climate change risk for the (re)insurance sector. The finalized guidance was published by the CBI in March 2023 and clarifies the CBI’s expectations on how (re)insurers should address climate change risks in their business and to assist (re)insurers develop their governance and risk management frameworks to do this. It is expected that over time, disclosures in respect to ESG matters may be captured in the Solvency and Financial Condition Reports of Arch's Irish entities. Arch continues to consider the impact of this guidance on its Irish entities. See also “European Union – ESG Considerations.”
Irish Individual Accountability Framework Act 2023. The Central Bank (Individual Accountability Framework) Act 2023 (the “IAF Act”) was signed into law in March 2023 with the relevant provisions and obligations under the IAF Act coming into effect on a phased basis. The majority of provisions came into effect in December 2023, with remaining provisions coming into effect on July 1, 2024 and July 1, 2025. The IAF Act implements substantive changes to the fitness and probity regime maintained by the CBI in Ireland and imposes certain additional obligations and liability for senior executives in Irish regulated financial service entities, including (re)insurance companies. Arch has considered the impact of the IAF Act on its business and has catered for this accordingly. See Item 1, “Business—Regulation, European Union – ESG Considerations.”
Third Country Governance Arrangements. In September 2023, in response to a supervisory statement issued by EIOPA in February 2023 on the use of third country governance arrangements (such as branches) by EU authorized (re)insurers, the CBI published its formal views on the use of third country governance arrangements. The CBI’s key expectations are that (i) third country branches should primarily serve the market in which they are established, with their sole objective to not simply support an Irish based (re)insurer and (ii) third country governance arrangements should not undermine the substance of Irish based (re)insurers. The CBI instructed Irish (re)insurers to review their current business models in light of EIOPA’s supervisory statement and the CBI’s own expectations. Arch reviewed, and continues to consider, the impact of this supervisory statement on its Irish and European operations.

ARCH CAPITAL	28	2023 FORM 10-K

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
In December 2020, EIOPA provided an opinion to the European Commission in relation to the review of the Solvency II regime. This review was initiated by the European Commission to determine whether the Solvency II regime remains fit for purpose. In its opinion, EIOPA confirms that the overall Solvency II framework is working well from a prudential perspective, suggesting that there are no fundamental changes needed but that a number of amendments are required to ensure the regime continues as a well-functioning risk-based regime. In September 2021, the European Commission published legislative proposals for amendments to the Solvency II Directive arising out of EIOPA's review of the Solvency II regime. The proposed amendments cover a number of areas including proportionality, quality of supervision, sustainability risks and group and cross-border supervision. The European Parliament and the Council reached provisional agreement on the Solvency II amendments in December 2023, with formal approval expected in 2024.
In addition to the above Solvency II reform proposals, the European Commission continues to promote the development of the Insurance Recovery and Resolution Directive (“IRRD”). The proposal aims to harmonize national laws on recovery and resolution of (re)insurance undertakings. In December 2023, the European Parliament and Council reached provisional agreement on the IRRD. Currently, it is anticipated that the IRRD will enter into force during the course of 2024. It should be noted that the CBI has already introduced certain insurance recovery requirements under Irish law that apply to Arch’s Irish operations, including the preparation of recovery plans. We will continue to monitor the development of the IRRD and its potential impact on our operations.
Following entry into the TCA by the U.K. and the EU, and the U.K.’s withdrawal from the EU under the provisions of the TCA, U.K. financial institutions have lost their passporting rights into the EU. It was originally envisaged that there would be a level of cooperation in relation to financial services, to be reflected in a MoU between the U.K. and the EU. However, the text of the MoU does not impose any binding substantive commitments nor is there any mention of taking forward the commitment in the Political Declaration accompanying the TCA regarding mutual equivalence.
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
Arch Re Europe and Arch Insurance (EU), being established in Ireland and authorized by the CBI, are able to establish branches and provide reinsurance services and, in respect of Arch Insurance (EU), insurance services in all EEA states. This is subject to certain regulatory notifications and there being no objection from the CBI and the Member States concerned.
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

ARCH CAPITAL	29	2023 FORM 10-K

supervision, where this results in more efficient supervision of the group and does not impair EEA supervisors in respect of their individual responsibilities.
The IDD was published in February 2016. EEA Member States were required to transpose the IDD by October 1, 2018. The IDD replaces the existing Insurance Mediation Directive. The IDD applies to all distributors of insurance and reinsurance products (including insurers and reinsurers selling directly to customers) and strengthens the regulatory regime applicable to distribution activities through increased transparency, information and conduct requirements. The principal impact of the IDD is on the insurance market, however, requirements that apply across insurance and reinsurance include more specific conditions regarding knowledge and continuing professional development for those involved in distribution of (re)insurance products. The IDD continues the pre-existing ability of intermediaries established in a Member State of the EU to establish branches and provide services to all EEA states. Arch Underwriters Europe, being established in Ireland and authorized by the CBI, is able, subject to regulatory notifications and there being no objection from the CBI, to establish branches and provide services in all EEA states.
Privacy and Cybersecurity. The EU GDPR came into effect on May 25, 2018. The EU GDPR governs the collection, use, disclosure, transfer or other processing of personal data. Its scope extends to certain entities not established in the EEA if they process personal data or offer goods or services to, or monitor the behavior of, EEA data subjects. The EU GDPR contains a number of requirements regarding the processing of personal data about individuals, including mandatory security breach reporting, new and strengthened individual rights, evidenced data controller accountability for compliance with the GDPR principles (including fairness and transparency), maintenance of data processing activity records and the implementation of “privacy by design,” including through the completion of mandatory Data Protection Impact Assessments in connection with higher risk data processing activities.
In addition, the EU GDPR increases scrutiny of transfers of personal data to jurisdictions which the European Commission does not recognize as having “adequate” data protection laws. In particular, on July 16, 2020, the Court of Justice of the EU (Court of Justice) in Schrems II invalidated the European Union-United States (EU-U.S.) Privacy Shield on the grounds that the EU-U.S. Privacy Shield failed to offer adequate protections to EU personal information transferred to the U.S. While the Court of Justice upheld the use of other data transfer mechanisms, such as the Standard Contractual Clauses (“EU SCCs”), the decision has led to some uncertainty regarding the use of such mechanisms for data transfers to the U.S., and the Court of Justice made clear that reliance on EU SCCs alone may not necessarily be sufficient in all circumstances. The European Data Protection Board issued additional guidance regarding international transfers which may require us to implement additional safeguards to further enhance the security of data transferred out of the EEA. The European Commission published new versions of the EU SCCs in June 2021, which place onerous obligations on the parties. On October 7, 2022, the U.S. President introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework to act as a successor to the invalidated EU-U.S. Privacy Shield. On July 10, 2023, the European Commission adopted an adequacy decision relating to the transfer of personal data from the EU to the U.S. which takes place under the DPF. The DPF is the successor to the EU-U.S. Privacy Shield and allows companies that participate in the DPF to transfer personal data freely to the U.S. without the need for alternative data protection transfer mechanisms (such as SCCs or binding corporate rules).
The EU GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of global turnover). The EU GDPR allows data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.
Cybersecurity and information security are an area of increasing focus for the EU. The Digital Operational Resilience Act (“DORA”) entered into force in January 2023. The core aim of DORA is to prevent and mitigate cyber threats and sets uniform requirements for the security of network and information systems of financial sector entities (including (re)insurers) as well as critical third parties which provide ICT (information and communication technology)-related services, such as cloud platforms or data analytics services. In scope entities will be required to comply with the obligations set out under DORA from January 2025.
In addition to the above, EIOPA continues to publish detailed guidelines, recommendations and expectations relating to cyber matters and how these should be managed and considered by the (re)insurance sector.
Artificial Intelligence. On December 9, 2023, the EU Parliament and Council reached provisional agreement on the text of the Artificial Intelligence Act (the “EU AI Act”). The EU AI Act aims to regulate AI and will apply directly, on a phased basis, in all EU Member States. In February 2024, representatives of the governments of EU Member States signed off on the final text of the EU AI Act. A vote in the European Parliament on the adoption of the EU AI Act is expected in April 2024.
The EU AI Act will introduce a categorization system for AI risks with the level of protection linked to the level of risk posed by the relevant AI. Based on the final text, certain AI applications utilized by (re)insurers will fall within the scope

ARCH CAPITAL	30	2023 FORM 10-K

of the EU AI Act and will be subject to regulation. Arch continues to monitor development of the EU AI Act and its potential impact on Arch’s operations.
ESG Considerations. A comprehensive package of measures to facilitate the progression towards sustainable economic activities was approved in principle by the European Commission in April 2021. In August 2021, two delegated regulations (the “EC Regulations”) amending sectoral legislation, including the Solvency II Directive and the IDD, were published. The EC Regulations focus on the integration of sustainability into key activities including product oversight and governance, risk management and suitability assessment procedures. The EC Regulations apply from August 2022.
The Corporate Sustainability Reporting Directive (“CSRD”), which replaces the Non-Financial Reporting Directive (“NFRD”), was published in the Official Journal of the EU on November 16, 2022 and entered into effect on January 5, 2023. Certain of our European subsidiaries are subject to NFRD. The CSRD expands the scope of sustainability reporting obligations to any European listed company or any company (including (re)insurers) meeting certain criteria. Companies which are already subject to NFRD must start reporting relevant information for financial years starting on or after January 1, 2024 beginning in 2025. Reporting obligations for other companies fulfilling certain criteria will commence in 2026 for financial years starting on or after January 1, 2025. In addition, the reporting standards under the CSRD, which provides in-scope companies with the technical detail on the information that will need to be disclosed and reported, were adopted by the European Commission in July 2023. Certain of our European entities will fall within the scope of certain reporting obligations under the CSRD.
An additional ESG framework, the EU Taxonomy, came into force in July 2020, with in-scope companies required to comply with certain reporting obligations from January 1, 2022. The EU Taxonomy (which is a classification standard for reporting) sets out six environmental objectives with which companies' economic activities must comply if they are to be described as environmentally sustainable. These six environmental objectives are: (1) climate change mitigation, (2) climate change adaptation, (3) sustainable use and protection of water and marine resources, (4) transition to a circular economy, (5) pollution prevention and control and (6) the protection and restoration of biodiversity and ecosystems. In addition, reporting obligations apply to in-scope companies regarding (1) the financial products they provide and (2) the environmental sustainability of an in-scope company's activities, which is to be disclosed in non-financial statements that are required under the NFRD and the CSRD.
In February 2022, the European Commission adopted a proposal for the Corporate Sustainability Due Diligence Directive (“CSDD”). Provisional agreement was reached between the European Parliament and Council in December 2023 however the text of the agreed CSDD has not yet been officially published. Formal approval of the CSDD is expected to be provided in early 2024. While the main focus of the CSDD is on conducting due diligence on human rights and environmental impacts within a company and across its value chain, there are also additional sustainability requirements for certain in-scope entities. It is anticipated that certain obligations under the CSDD will apply to financial services entities (including (re)insurers) however it is expected that financial services entities (including (re)insurers) will be temporarily excluded from the obligation to conduct due diligence on their customers.We will closely monitor the continued development of the CSDD and its potential impact on Arch’s European operations.
In tandem with all of the above, EIOPA continues to engage with stakeholders in the (re)insurance sector and publish detailed guidelines, recommendations and expectations relating to ESG matters and how these should be managed and considered by the (re)insurance sector.
Russian Sanctions. Since February 2022, the EU has imposed significant sanctions on the Russian Federation in response to its invasion of Ukraine. These sanctions are similar to those imposed by the U.K. and U.S. Given the evolving situation, we are closely monitoring developments and the sanctions imposed, to ensure our European entities remain in compliance with any sanctions measures imposed.
Inflation. The EU has adopted a range of measures to combat unprecedented levels of inflation, with EIOPA issuing a supervisory statement outlining its expectations of (re)insurers on inflation-related issues in December 2022. We are monitoring ongoing developments and considering the impact of EU and EIOPA guidance on inflation on its business.
Third Country Governance Arrangements. In February 2023, EIOPA published a supervisory statement on the use by EU authorized (re)insurers of governance arrangements (such as branches) in third countries to perform functions or activities in respect of EU policyholders and risks. See also “Ireland – Third Country Governance Arrangements.”

ARCH CAPITAL	31	2023 FORM 10-K

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
Australia
APRA is an independent statutory authority responsible for prudential supervision of institutions across banking, insurance and superannuation and promotes financial stability in Australia. Arch Indemnity has been authorized to conduct monoline lenders’ mortgage insurance business in Australia since June 2002 and was acquired by Arch Capital on August 30, 2021. Arch LMI, which was formerly authorized by APRA in January 2019 to conduct monoline lenders’ mortgage insurance business in Australia, relinquished its APRA authorization in December 2022 and has been converted to a services company for our Australian lenders mortgage insurance operations. Major regulatory requirements that are applicable to Arch Indemnity as a general insurance provider in Australia include requirements on minimum capital levels, remuneration practices, and compliance with corporate governance standards, including the risk management strategy for our Australian mortgage insurance business.
In addition to its APRA authorization, Arch Indemnity has been licensed by the Australian Securities and Investments Commission (“ASIC”) since March 2011 to engage in credit activities in Australia. Arch LMI has been licensed by ASIC since October 2023 as a Financial Services Licensee in Australia.
Our group also conducts property and casualty insurance business in Australia through Lloyd’s. This insurance business is managed by and distributed through local coverholders and is subject to Lloyd’s Supervision. In addition, the business is subject to local Australian prudential regulatory oversight by APRA, and additional separate financial services market conduct regulation by ASIC.
In addition, there are other Australian legislation and regulations applicable to the financial services sector that our group operates in, such as:
•privacy legislation on the collection, use and storage of personal information and sensitive information of individuals and a mandatory data breach notification regime, which are overseen by the Office of the Australian Information Commissioner;
•cyber security obligations imposed by APRA and ASIC as part of their respective licensing regimes for insurers, and also on larger insurers in Australia under Australian security of critical infrastructure legislation;
•modern slavery legislation which imposes a statutory reporting regime for larger companies operating in Australia; and
•anti-money laundering and counter-terrorism financing legislation, which is administered by the Australian Transaction Reports and Analysis Centre.
In Australia, businesses which develop and use AI are subject to various Australian laws relating to privacy, corporations and anti-discrimination which apply across all sectors of the economy. There are also financial services sector specific laws in Australia administered by APRA and ASIC which impact the development and deployment of AI in the sector in which our group operates, although such existing laws are technology-neutral.
The Australian Government has been undertaking consultation on “Safe and Responsible AI” regulation in Australia since June 2023. In January 2024, the Australian Government published its Interim Response to the consultation, which indicates that:
•the Australian Government considers that Australia’s existing laws and current regulatory framework do not sufficiently address the risks presented by AI (particularly in “high-risk” applications and frontier models);
•the Australian Government will seek to regulate AI (rather than relying solely on voluntary standards) by adopting a risk-based regulatory approach to implement additional guardrails for AI in “high-risk” settings;
•the Australian Government is currently undertaking work to strengthen existing laws in areas that will help to address known harms with AI, including proposed privacy law reform.
The Australian Government’s final regulatory response to AI is subject to further consultation with industry before either amending existing laws or implementing new laws to regulate AI in Australia.

ARCH CAPITAL	32	2023 FORM 10-K

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
The following legal discussion (including and subject to the matters and qualifications set forth in such summary) of certain tax considerations (a) under “—Taxation of Arch Capital—Bermuda” and “—Taxation of Shareholders—Bermuda” is based upon the advice of Conyers Dill & Pearman Limited, Hamilton, Bermuda and (b) under “—Taxation of Arch Capital-United States,” “—Taxation of Shareholders-United States Taxation,” “—Taxation of Our U.S. Shareholders” and “—United States Taxation of Non-U.S. Shareholders” is based upon the advice of White & Case LLP, New York, New York (the advice of such firms does not include accounting matters, determinations or conclusions relating to the business or activities of Arch Capital). The summary is based upon current law and is for general information only. The tax treatment of a holder of our common or preferred shares, or of a person treated as a holder of our shares for U.S. federal income, state, local or non-U.S. tax purposes, may vary depending on the holder’s particular tax situation. Legislative, judicial or administrative changes or interpretations may be forthcoming that could be retroactive and could affect the tax consequences to us or to holders of our shares.
Taxation of Arch Capital
Bermuda. Under current Bermuda law, Arch Capital does not pay any tax on income or profits, and is not subject to payment of any tax on withholding, capital gains or capital transfers. Arch Capital has obtained from the Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda an assurance that, in the event that
Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, the imposition of any such tax shall not be applicable to Arch Capital or to any of our operations or our shares, debentures or other obligations until March 31, 2035. However, on December 27, 2023, the Government of Bermuda enacted the Bermuda CIT Act, which will become effective for tax years beginning on or after January 1, 2025. Given the potential for the new corporate income tax regime in Bermuda to supersede the Minister of Finance’s assurance, the Company is likely to become subject to taxes in Bermuda before March 31 ,2035. See Item 1A,“Risk Factors — Risks Relating to Taxation” for additional information. We pay annual Bermuda government fees, and our Bermuda insurance and reinsurance subsidiary pays annual insurance license fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax and other sundry taxes payable, directly or indirectly, to the Bermuda government.
United States. Arch Capital and its non-U.S. subsidiaries believe they have conducted their operations and currently intend to conduct their operations going forward in a manner that has not caused them and will not cause them to be treated as engaged in a trade or business in the U.S. and, therefore, has not been and will not be required to pay U.S. federal income taxes (other than U.S. excise taxes on insurance and reinsurance premiums and withholding taxes on dividends and certain other U.S. source investment income). However, because definitive identification of activities which constitute being engaged in a trade or business in the U.S. is not provided by the Internal Revenue Code of 1986, as amended (the “Code”), U.S. Treasury regulations (“Treasury Regulations”) or court decisions, there can be no assurance that our position on being engaged in a trade or business in the U.S. is correct. A foreign corporation deemed to be so engaged would be subject to U.S. federal income tax, as well as the branch profits tax, on its income, which is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under a tax treaty. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a domestic corporation, except that deductions and credits generally are not permitted unless the foreign corporation has timely filed a U.S. federal income tax return in accordance with applicable Treasury Regulations. Penalties may be assessed for failure to file tax returns. In addition, in such case, a 30% branch profits tax would be imposed on net income after subtracting the regular corporate tax and making certain other adjustments.
Under the income tax treaty between Bermuda and the U.S. (the “Treaty”), Arch Capital's Bermuda insurance subsidiaries will be subject to U.S. income tax on any insurance premium income that is effectively connected with

ARCH CAPITAL	33	2023 FORM 10-K

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
The Tax Cuts and Jobs Act of 2017 (the “Tax Cuts Act”) was signed into law by the President of the United States in 2017. For taxable years beginning after 2017, the Tax Cuts Act imposes a 10% minimum base erosion and anti-abuse tax (increased to 12.5% for taxable years after 2025) on the “modified taxable income” of a U.S. corporation (or a non-U.S. corporation engaged in a U.S. trade or business) over such corporation’s regular U.S. federal income tax, reduced by certain tax credits. The “modified taxable income” of a corporation is determined without deduction for certain payments by such corporation to its non-U.S. affiliates (including reinsurance premiums). Final Treasury Regulations interpreting the base erosion and anti-abuse tax were issued in December 2019 and October 2020.
United Kingdom. Our U.K. subsidiaries are companies that are incorporated and have their central management and control in the U.K. and are therefore resident in the U.K. for corporation tax purposes. As a result, they are subject to U.K. corporation tax on their respective profits. The U.K. branches of Arch Re Europe and Arch Insurance (EU) are subject to U.K. corporation tax on the profits (both income profits and chargeable gains) attributable to each branch. The blended rate of U.K. corporation tax for the 2023 financial year is approximately 23.5% on profits (the rate increased from 19% to 25% with effect from April 1, 2023).
Canada. Arch Insurance Canada is taxed on its worldwide income. Arch Re U.S. is taxed on its net business income earned in Canada. The general federal corporate income tax rate in Canada is currently 15%. Provincial and territorial corporate income tax rates are added to the general federal corporate income tax rate and generally vary between 8% and 16%.
Ireland. Each of Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe is incorporated and resident in Ireland for corporation tax purposes and will be subject to Irish corporate tax on worldwide profits, including the profits of the branches of Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe. Any foreign branch corporate tax payable is creditable against Arch Re Europe’s Irish corporate tax liability on the results of Arch Re Europe’s branches with the same principle applied to Arch Insurance (EU)’s branches and Arch Underwriters Europe’s branches. The current rate of Irish corporation tax applicable to such trading profits is 12.5%.
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

ARCH CAPITAL	34	2023 FORM 10-K

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
OECD’s Pillar II.

Under Pillar II, a global minimum tax at the rate of 15% would be imposed on certain in-scope entities. Under the European Union’s minimum tax directive, unanimously agreed by the member states in 2022, each member state is required to adopt domestic legislation implementing the minimum tax rules effective for periods beginning on or after December 31, 2023, with the “under-taxed profit rule” to take effect for periods beginning on or after December 31, 2024. Legislatures in multiple countries outside of the European Union have also drafted legislation to implement the OECD’s minimum tax proposal.
Given the OECD's continued release of guidance regarding Pillar II, that only certain jurisdictions have currently enacted laws to give effect to Pillar II, and that jurisdictions may interpret such laws in different manners, the overall implementation of Pillar II remains uncertain and subject to change, possibly on a retroactive basis. Although certain jurisdictions in which we and our affiliates do business have enacted an “under-taxed profit rule”, such rule is only expected to take effect for taxable periods beginning on or after December 31, 2024. The adoption of the tax laws described above (in particular, the adoption of an “under-taxed profit rule” by certain countries in which we and our affiliates do business) are expected to result in an increase to our effective tax rate and aggregate tax liability. See Item 1A, “Risk Factors – Risk Relating to Taxation” for additional information.
Taxation of Shareholders
Bermuda. Currently, there is no Bermuda withholding tax on dividends paid by us.
United States—General. The following summary sets forth certain U.S. federal income tax considerations related to the purchase, ownership and disposition of our common shares and our non-cumulative preferred shares (“preferred shares”). Unless otherwise stated, this summary deals only with shareholders (“U.S. holders”) that are U.S. Persons (as defined below) and to common shares and preferred shares beneficially owned by such holder and held as capital assets. The following discussion is only a general summary of the U.S. federal income tax matters described herein and does not purport to address all of the U.S. federal income tax consequences that may be relevant to a particular shareholder in light of such shareholder’s specific circumstances. In addition, the following summary (except as to matters explicitly discussed therein) does not describe the U.S. federal income tax consequences that may be relevant to certain types of shareholders, such as banks, insurance companies, and other financial institutions, regulated investment companies, real estate investment trusts, financial asset securitization investment trusts, brokers, dealers or traders in securities, entities or arrangements classified as partnerships or pass-through entities for U.S. federal income tax purposes or holders of equity interests therein, tax exempt entities, “individual retirement accounts” or “Roth IRAs”, expatriates and former citizens or long-term residents of the United States, persons whose functional currency for U.S. federal income tax purposes is not the U.S. dollar, persons that own, directly, indirectly or constructively, ten percent (10%) or more of the total voting power or value of all of our outstanding shares, persons owning our common shares or preferred shares in connection with a trade or business conducted outside the United States, U.S. holders that hold our common shares or preferred shares through a non-U.S. broker or other non-U.S. intermediary, persons who hold our common shares or preferred shares as part of a hedging or conversion transaction or as part of a straddle or wash sale, who may be subject to special rules or treatment under the Code or persons required for U.S. federal income tax purposed to recognize income no later than such income is reported on such persons’ applicable financial statements, and persons subject to the alternative minimum tax. This discussion is based upon the Code, the Treasury Regulations promulgated there under and any relevant administrative rulings or pronouncements or judicial decisions, all as in effect on the date of this annual report and as currently interpreted and does not take into account possible changes in such tax laws or interpretations thereof, which may apply retroactively. This discussion does not include any description of the tax laws of any state or local governments within the U.S., or of any foreign government, that may be applicable to our common shares or preferred shares or the shareholders. There can be no assurance the U.S. Internal Revenue Service (“IRS”) or a court will not take a contrary position to that discussed below regarding the tax consequences of the purchase, ownership and disposition of our common shares and preferred shares. Persons holding or considering an investment in the common shares or preferred shares should consult their own tax advisors concerning the application of the U.S. federal tax laws to their particular situations as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction prior to making such investment.

ARCH CAPITAL	35	2023 FORM 10-K

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
United States—Sale, Exchange or Other Disposition. Subject to the discussions below relating to the potential application of the CFC, RPII and PFIC rules, U.S holders of common shares and preferred shares generally will recognize capital gain or loss, if any, for U.S. federal income tax purposes on the sale, exchange or other taxable disposition of common shares or preferred shares, as applicable in an amount equal to the difference between the amount realized on the sale, exchange or other taxable disposition and the U.S holder’s adjusted tax basis in the shares. Such gain or loss generally will be long term capital gain or loss if the U.S. holder’s holding period for the shares exceeds one year. Long-term capital gains of certain non-corporate U.S. holders (including individuals) are generally eligible for reduced rates of taxation. The deductibility of capital losses is subject to limitations.
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

ARCH CAPITAL	36	2023 FORM 10-K

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
In order to meet the substantially disproportionate test, the percentage of our issued and outstanding voting shares actually and constructively owned by the U.S. holder immediately following the redemption of our shares must, among other requirements, be less than 80% of the percentage of our issued and outstanding voting shares actually and constructively owned by the U.S. holder immediately before the redemption. There will be a complete termination of a U.S. holder’s interest if either (i) all of our shares actually and constructively owned by the U.S. holder are redeemed or (ii) all of our shares actually owned by the U.S. holder are redeemed and the U.S. holder is eligible to waive, and effectively waives in accordance with specific rules, the attribution of shares owned by certain family members and the U.S. holder does not constructively own any other of our shares. The redemption of our shares will not be essentially equivalent to a dividend if such redemption results in a “meaningful reduction” of the U.S. holder’s proportionate interest in us. Whether the redemption will result in a meaningful reduction in a U.S. holder’s proportionate interest in us will depend on the particular facts and circumstances. However, the IRS has indicated in a published ruling that even a small reduction in the proportionate interest of a small minority shareholder in a publicly held corporation who exercises no control over corporate affairs may constitute such a “meaningful reduction.” The determination as to whether any of the alternative tests of Section 302(b) of the Code is satisfied with respect to a particular holder of the preferred shares depends on the facts and circumstances as of the time the determination is made.
If none of the foregoing tests are satisfied, then the redemption of any of our shares will be treated as a distribution and the tax effects will be as described under “—United States—Taxation of Dividends” above. After the application of those rules, any remaining tax basis of the U.S. holder in the redeemed shares will be added to the U.S. holder’s adjusted tax basis in its remaining shares, or, possibly, in other shares constructively owned by it. A U.S. holder should consult with its own tax advisors as to the tax consequences of a redemption of ours shares.
U.S. holders who actually or constructively own five percent or more of our shares (by vote or value) may be subject to special reporting requirements with respect to a redemption of our shares, and such holders are urged to consult with their own tax advisors with respect to their reporting requirements.
Taxation of Our U.S. Shareholders
Controlled Foreign Corporation Rules. We or any of our non-U.S. subsidiaries generally will be treated as a CFC with respect to any taxable year if at any time during such taxable year, one or more “10% U.S. Shareholders” (as defined below) collectively own more than 50% of us or such non-U.S. subsidiary (as applicable) by vote or value (taking into account shares actually owned by such U.S. holder as well as shares attributed to such U.S. holder under the Code or the Treasury Regulations thereunder). Moreover, with respect to insurance income (including reinsurance income), the “more than 50%” requirement described in the preceding sentence is replaced with a more expansive “more than 25%” requirement. A 10% U.S. Shareholder means any U.S. Person who was considered to own, actually or constructively, 10% or more of the total combined voting power or total combined value of our shares or those of our non-U.S. subsidiaries (as applicable). As a result of a change in law for taxable years beginning after December 31, 2017, the voting cut-back limitation contained in our bye-laws that limits the votes conferred by the Controlled Shares (as defined in our bye-laws) of any U.S. Person to 9.9% of the total voting power of all our shares entitled to vote will not prevent any U.S. holder from being treated as a 10% U.S. Shareholder. Due to the repeal of Section 958(b)(4) of the Code under the Tax Cuts Act, all non-U.S. subsidiaries directly or indirectly owned by Arch Capital are treated as constructively owned by its U.S. subsidiaries, and therefore are treated as CFCs.
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

ARCH CAPITAL	37	2023 FORM 10-K

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

ARCH CAPITAL	38	2023 FORM 10-K

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
•For any year in which Arch Capital is not a PFIC, the shareholder would not be subject to the QEF inclusion regime described in the preceding paragraph for such taxable year.
For taxable years beginning on or before December 31, 2017, the determination of whether the active insurance company exception applies to an insurance company was made on a case-by-case basis and the analysis was inherently subjective. Under the Tax Cuts Act, for taxable years beginning after December 31, 2017, the active insurance company exception applies only if (i) the company would be taxed as an insurance company were it a U.S. corporation and (ii) either (A) loss and loss adjustment expense and certain reserves constitute more than 25% of the company’s gross assets for the relevant year or (B) loss and loss adjustment expenses and certain reserves constitute more than 10% of the company’s gross assets for the relevant year and, based on the applicable facts and circumstances, the company is predominantly engaged in an insurance business and the failure of the company to satisfy the preceding 25% test is due solely to run-off related or other specified circumstances involving the insurance business. The PFIC statutory provisions contain a look-through rule that states that, for purposes of determining whether a foreign corporation is a PFIC, such foreign corporation shall be treated as if it “received directly its proportionate share of the income” and as if it “held its proportionate share of the assets” of any other corporation in which it owns at least 25% of the stock. We believe that we were not a PFIC for any taxable year ended on or before December 31, 2023, and we currently are not expecting to become a PFIC for any subsequent taxable year. However, due to the complexity and uncertainty of the PFIC rules and the limited guidance interpreting them, there can be no assurance that we have not been a PFIC to date or that we will not become a PFIC at some time in the future. In addition, our U.S. counsel expresses no opinion with respect to our PFIC status for our current or future taxable years.
On December 4, 2020, the IRS issued certain final Treasury Regulations (the “2020 final PFIC insurance regulations”)
and revised proposed Treasury Regulations (the “2020 proposed PFIC insurance regulations”) regarding the application of the insurance company exception. While we believe that the 2020 final PFIC insurance regulations and the 2020 proposed PFIC insurance regulations should not adversely impact our ability to satisfy the insurance company exception and avoid being treated as a PFIC, there can be no assurance that such exception will in fact apply and/or will continue to apply at all times in the future. Each U.S. holder should consult its own tax advisor as to the effects of these rules.
Backup Withholding and Information Reporting. Payments of dividends and sales proceeds from a sale, exchange or other taxable disposition (including redemption) of our common shares or preferred shares that are made within the United States, by a U.S. payor or through certain U.S.-related financial intermediaries to a U.S. holder generally are subject to information reporting, unless the U.S. holder is a corporation or other exempt recipient, and if required, demonstrates that fact. In addition, such payments may be subject to backup withholding, unless (1) the U.S. holder is a corporation or other exempt recipient or (2) the U.S. holder provides a correct taxpayer identification number and certifies that it is not subject to backup withholding in the manner required. Backup withholding is not an additional tax. The amount of any backup withholding from a payment to a U.S. holder will generally be allowed as a credit against the U.S. holder’s U.S. federal income tax liability or may entitle the U.S. holder to a refund, provided that the required information is timely furnished to the IRS.
Foreign Financial Asset Reporting. Certain U.S. persons are required to report information relating to interests in “specified foreign financial assets”, including shares issued by a non-U.S. corporation, for any year in which the aggregate value of all specified foreign financial assets exceeds certain thresholds, subject to certain exceptions (including an exception for shares held in a custodial account maintained with a U.S. financial institution). Penalties may be imposed for a failure to disclose such information. U.S. holders are urged to consult their tax advisers regarding the effect, if any, of these additional reporting requirements on their ownership and disposition of our common shares or preferred shares.
United States Taxation of Non-U.S. Shareholders
Taxation of Dividends. Cash distributions, if any, made with respect to common shares or preferred shares held by a holder that is, for U.S. federal income tax purposes, an individual, corporation, estate or trust that is not a U.S. holder (a “Non-U.S. holder”) generally will not be subject to U.S. withholding tax (subject to certain exceptions that may apply if we were determined to be engaged in a trade or business in the United States and 25% or more of our gross

ARCH CAPITAL	39	2023 FORM 10-K

income were to be effectively connected to such U.S. trade or business).
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
Information Reporting and Backup Withholding. Non-U.S. holders of common shares or preferred shares will not be subject to U.S. information reporting or backup withholding with respect to dispositions of common or preferred shares effected through a non-U.S. office of a broker, unless the broker has certain connections to the U.S. or is a U.S. person. No U.S. backup withholding will apply to payments of dividends, if any, on our common shares or our preferred shares.
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

ARCH CAPITAL	40	2023 FORM 10-K

•Our insurance and reinsurance subsidiaries are subject to supervision and regulation. Changes to existing regulation and supervisory standards, or failure to comply with applicable requirements, could adversely affect our business and results of operations.
•We are subject to ongoing legal and policy actions around climate change which may result in additional requirements that could prompt us to shift our risk selection and business strategy in ways which may adversely impact our results of operations.
•The Russian invasion of Ukraine and the resulting imposition of sanctions by the U.S., U.K. and EU on Russia and Russia-related businesses created global instability.
•Our customers and policyholders may also be impacted by regulatory, technological, market or other risks relating to climate change in ways which we cannot predict with certainty and adversely impact our results of operations.
•As we continue to incorporate climate change and other ESG factors in our business strategy, we cannot be certain that shareholders, investors and other influential environmental and social-focused groups will agree with our approach, which may adversely impact our ability to raise funds in the capital markets, our share price and our results of operations.
•We could face unanticipated losses from increased geopolitical tensions, hostilities, war, terrorism, cyber attacks and general political instability, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.
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
•Emerging claim and coverage issues may adversely affect our business.
•Acquisitions, the addition of new lines of insurance or reinsurance business, expansion into new geographic regions and/or entering into joint ventures or partnerships expose us to risks.
•Our information technology systems may be unable to meet the demands of customers and our workforce.
•Technology failures and cyber attacks, including, but not limited to, ransomware, exploitation in software or code with malicious intent, state-sponsored cyber attacks, as well as vulnerabilities relating to new technologies, such as generative AI, may impact us or our business partners and service providers, causing a disruption in service and operations which could materially and negatively impact our business and/or expose us to litigation.
•Cyber incidents or data breaches caused by bad actors or unintentional human error impacting data, including personal data, we maintain or use during our business operations may result in regulatory fines or action, reputation damage and a disruption in our business operations.
•Changes in criteria used by rating agencies which may result in a downgrade in our ratings, our inability to obtain a rating or a change in capital allocation or requirements for our operating insurance and reinsurance subsidiaries may adversely affect our relationships with clients and brokers and negatively impact sales of our products.
•Our ability to execute our business strategy successfully, continue to grow and innovate and offer our employees a dynamic and supportive workplace depends on the recruitment, retention and promotion of talented, agile, diverse and resilient employees at all levels of our organization.
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

ARCH CAPITAL	41	2023 FORM 10-K

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
•The ultimate performance of our mortgage insurance portfolios remains uncertain.
•If the volume of low down payment mortgage originations declines, or if other government housing policies, practices or regulations change, the amount of mortgage insurance we write in the U.S. could decline, which would reduce our mortgage insurance revenues.
•Changes to the role of the GSEs in the U.S. housing market or to GSE eligibility requirements for mortgage insurers or to the GSEs’ use of CRT could negatively impact our results of operations and financial condition or reduce our operating flexibility.
•The implementation of the Basel III Capital Accord and FHFA’s Enterprise Regulator Capital Framework may adversely affect the use of mortgage insurance and CRT opportunities.
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
•We expect to become subject to increased taxation in Bermuda as a result of the recently adopted Bermuda CIT Act, and may become subject to increased taxation in other countries as a result of the implementation of the OECD's plan on “Base Erosion and Profit Shifting.”
•Application of the EU Anti-Tax Avoidance Directives.
Risks Relating to Our Industry, Business and Operations
We operate in a highly competitive environment, and we may not be able to compete successfully in our industry.
The insurance and reinsurance industry is highly competitive. We compete on an international and regional basis with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources than we do. See “Competition” in Item 1 for details on our competitors in each of the major segments we operate in. There has been significant consolidation in the insurance and reinsurance sector in recent years and we may experience increased competition as a result of that consolidation, with consolidated entities having enhanced market power. These consolidated entities may use their enhanced market power and broader capital base to negotiate price reductions for products and services that compete with ours, and we may experience rate declines and possibly write less business. We also compete on the basis of product offerings and other factors, such as our approach to ESG and our use of technologies, and customers may be drawn to our competitors based on these factors. Any failure by us to effectively compete could adversely affect our financial condition and results of operations.

ARCH CAPITAL	42	2023 FORM 10-K

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
While general economic inflation has eased in recent quarters, higher inflationary conditions may continue to remain in place. The potential also exists, after a catastrophe loss or pandemic events like COVID-19, or geopolitical tensions and hostilities for the development of inflationary pressures in a local or regional economy. This may have a material effect on the adequacy of our reserves for losses and loss adjustment expenses, especially in longer-tailed lines of business. In addition, governmental actions in response to inflationary pressures, such as increasing interest rates, may have a material impact on the market value of our investment portfolio. While we consider the anticipated effects of inflation in our pricing models, reserving processes and exposure management across all lines of business and types of loss including natural catastrophe events, the actual effects of inflation on our results cannot be accurately known until claims are settled. In addition, there are different types of inflation relevant to certain lines of business, the impact of which is difficult to accurately assess at this time. For example, in our mortgage business, the failure of general wages to keep pace with economic inflation, or increases in unemployment due to prolonged recessionary conditions, could prevent borrowers from being able to afford their mortgage payments and thereby increase the frequency of claims beyond our modeled results. Global recessionary conditions, including inflation, the slow recovery of certain sectors from the pandemic, predicted slow growth rates across key markets and other factors, will impact the insurance and reinsurance industry. There is great uncertainty around how severe and how long a recession will last on a global and local basis. While our risk management and business strategy take recessionary conditions into account, we cannot accurately predict the full impact of a recession on our results of business operations.
Claims for natural and man-made catastrophic events could cause large losses and substantial volatility in our results of operations and could have a material adverse effect on our financial position and results of operations.
We have large aggregate exposures to natural and man-made catastrophic events. Natural catastrophes can be caused by various events, including hurricanes, floods, wildfires, tsunamis, windstorms, earthquakes, hailstorms, tornadoes, explosions, severe winter weather, fires, droughts and other natural disasters. The frequency and severity of natural catastrophe activity has also been greater in recent years due to climate change caused in part by human actions and other related factors. Catastrophic events caused by humans may include acts of war, acts of terrorism and political instability. Catastrophes can cause losses in non-property business such as workers’ compensation or general liability. In addition to the nature of the property business, we believe that economic and geographic trends affecting insured property, including inflation, property value appreciation and geographic concentration tend to generally increase the size of losses from catastrophic events over time. Actual losses from future catastrophic events have varied materially from estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the potential inaccuracies and inadequacies in the data provided by clients, brokers and ceding companies, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues. In estimating our losses from catastrophic events our considerations can include factors such as overall market losses, additional claims information from our clients, multiple model views and proprietary scenario testing. All of the catastrophe modeling tools that we use or rely on to evaluate our catastrophe exposures are therefore based on significant assumptions and judgments and are subject to

ARCH CAPITAL	43	2023 FORM 10-K

error and misestimation. As a result, our estimated exposures could be materially different than our actual results.
The impact of climate change will affect our loss limitation methods, such as the purchase of third party reinsurance and catastrophe risk modeling and risk selection in ways which may adversely impact our business, financial condition and results of operations.
Changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability, severity and frequency of natural disasters. Uncertainty about complexities of climate change affects our ability to assess with certainty the full impact of climate change and creates uncertainty about future trends and exposures. Although the loss experience of catastrophe insurers and reinsurers has historically been characterized as low frequency, climate change has impacted the frequency and severity of extreme weather events and natural catastrophes such as hurricanes, tornado activity, other windstorms, floods, wildfires and droughts in recent years and may continue to increase in the future.
Claims for catastrophic events, or an unusual frequency of smaller losses in a particular period, could expose us to large losses, cause substantial volatility in our results of operations and could have a material adverse effect on our ability to write new business if we are not able to adequately assess and reserve for the increased frequency and severity of catastrophes resulting from these environmental factors. Climate change and increasing catastrophic events could increase property damage to residential real estate secured by mortgages owned by the GSEs, and by extension could increase losses to CRT investors. Increasing catastrophic events could increase the cost of homeowners insurance and could negatively impact mortgagees’ ability to meet their monthly housing payment obligations, and by extension could increase the frequency of claims. Additionally, climate change may make modeled outcomes less certain or produce new, non-modeled risks. Catastrophic events could result in increased credit exposure to reinsurers and other counterparties we transact business with, declines in the value of investments we hold and significant disruptions to our physical infrastructure, systems and operations. Climate change-related risks may also specifically adversely impact the value of the securities that we hold.
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
We attempt to manage our exposure to these risks relating to climate change through the use of underwriting controls, proprietary and third party risk models, and the purchase of third party reinsurance. Underwriting controls can include more restrictive underwriting criteria such as higher premiums and deductibles, reduction in limits offered or losses retained, and more specifically excluded policy risks. Our exposure in connection with a catastrophic event is determined by market capacity, pricing conditions, regulatory capital requirements, our perceptions of underlying risk and surplus preservation. There can be no assurance that our reinsurance coverage and other measures taken will be sufficient to mitigate losses resulting from one or more catastrophic events. As a result, the occurrence of one or more catastrophic events and the continuation and worsening of recent trends could have an adverse effect on our results of operations and financial condition.
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

ARCH CAPITAL	44	2023 FORM 10-K

We are subject to ongoing legal and policy actions around climate change which may result in additional requirements which could prompt us to shift our risk selection and business strategy in ways which may adversely impact our results of operations.
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
The Russian invasion of Ukraine and the resulting imposition of sanctions by the U.S., U.K. and EU on Russia and Russia-related businesses created global instability.
The Russian invasion of Ukraine and ongoing hostilities have created a high level of uncertainty as well as disruption in certain sectors of the global economy. It is impossible to predict whether Russia will expand hostilities to other countries in Europe or elsewhere. A further prolonged war may also create uncertainty in the global economy in the form of oil shortages, inflationary pressures, loss of confidence and general increase in risks worldwide. In response to this aggression, the governments of the U.S., U.K., EU and other countries implemented several sanctions programs relating to, among other things, the import and transportation of Russian oil and gas and other goods originating in Russia. Sanctions imposed also target entities, individuals and financial institutions which support Russia’s military and defense systems. Certain lines of business we write have been impacted by the sanctions, such as the marine and energy lines of business, although the extent of the impact will depend on the outcome of the war in Ukraine and the nature of future sanctions packages.
Our customers and policyholders may also be impacted by regulatory, technological, market or other risks relating to climate change in ways which we cannot predict with certainty and adversely impact our results of operations.
Our policyholders and customers are located primarily in countries and regions, such as the U.S., U.K., EU and Australia where there are regulatory, policy, legal and technological changes resulting from actions relating to climate change. In some cases, those policyholders and customers may not be able to shift their business strategies or adjust adequately to these changes, and their businesses may be negatively impacted or, in some cases, cease to exist. Climate change on a global and regional level may impact businesses on a temporary or permanent basis, resulting in shifting needs for our products and services in ways we cannot predict. More stringent regulations and other requirements imposed on our policyholders may negatively impact their ability to conduct business. As a result of these factors, our results of operations may be impacted by the loss of those customers or a shift in their patterns or levels of insurance coverage in ways we cannot predict.
As we continue to incorporate climate change and other ESG factors in our business strategy, we cannot be certain that shareholders, investors and other influential environmental and social-focused groups will agree with our approach, which may adversely impact our ability to raise funds in the capital markets, our share price and our results of operations.
Shareholders and investors have placed increased importance on how we are addressing ESG issues. ESG encompass a wide range of issues, including climate change and other environmental risks. ESG also includes social factors, such as how we manage our suppliers, the way we interact with our employees and communities and our diversity and inclusion efforts. Our leadership and Board are actively engaged in understanding the ever-changing ESG landscape and assessing our business operations to ensure that our business strategy reflects our values. We believe that our success depends on our commitment to a diverse workforce, an informed and active dialogue about ESG issues with our customers and shareholders and the strength of our ERM framework. We cannot predict whether our business decisions, business strategy and disclosures relating to climate change and other ESG issues will meet the expectations or particular requirements of certain key institutional shareholders in particular. We may be adversely impacted if shareholders or investors do not agree with, or are not satisfied with, our business strategy and approach to climate change or social concerns and decide to sell or not purchase our equity or debt instruments or to publicize their

ARCH CAPITAL	45	2023 FORM 10-K

dissatisfaction. In addition, we cannot predict how legal challenges to diversity and inclusion recruitment programs may impact our efforts in this area.
We could face unanticipated losses from increased geopolitical tensions, hostilities,war, terrorism, cyber attacks, and general political instability, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.
We have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, regional hostilities, acts of terrorism, political instability, social unrest and pandemics similar to the COVID-19 pandemic. These risks are inherently unpredictable. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. In certain instances, we specifically insure and reinsure risks resulting from acts of terrorism. We may also insure against risk related to cybersecurity and cyber attacks. In addition, our exposure to cyber attacks includes exposure to ‘silent cyber’ risks, meaning risks and potential losses associated with policies where cyber risk is not specifically included nor excluded in the policies. Even in cases where we attempt to exclude losses from terrorism, cybersecurity and certain other similar risks from some coverages written by us, we may not be successful in doing so. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will not limit enforceability of policy language or otherwise issue a ruling adverse to us. Accordingly, while we believe our reinsurance programs, together with the coverage provided under the Terrorism Risk Insurance Act of 2002, as amended (“TRIP”) are sufficient to reasonably limit our net losses relating to potential future terrorist attacks, we can offer no assurance that our available capital will be adequate to cover losses when they materialize. To the extent that an act of terrorism is certified by the Secretary of the Treasury and aggregate industry insured losses resulting from the act of terrorism exceeds the prescribed program trigger, our U.S. insurance operations may be covered under TRIP for up to 80% subject to (i) a mandatory deductible of 20% of our prior year’s direct earned premium for covered property and liability coverages, and (ii) an industry aggregate retention of $37.5 billion. The program trigger for calendar year 2023 and any program year thereafter through 2027 is $200 million. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. It is not possible to completely eliminate our exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.
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

ARCH CAPITAL	46	2023 FORM 10-K

As of December 31, 2023, our consolidated reserves for unpaid losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, were approximately $16.1 billion. Such reserves were established in accordance with applicable insurance laws and GAAP. Loss reserves are inherently subject to uncertainty. In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that for certain lines of business relatively limited historical information has been reported to us through December 31, 2023.
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
We manage risk using reinsurance, retrocessional coverage and capital markets transactions. Our insurance subsidiaries typically cede a portion of their premiums through pro rata, excess of loss and facultative reinsurance agreements. Our reinsurance subsidiaries purchase a limited amount of retrocessional coverage as part of their aggregate risk management program. In addition, our reinsurance subsidiaries participate in “common account” retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as our reinsurance subsidiaries, and the ceding company. Economic conditions, including but not limited to recessionary conditions, inflation, declining home prices or the impact of climate change could also have a material impact on our ability to manage our risk aggregations through reinsurance or capital markets transactions. The availability and cost of excess of loss reinsurance sold into the capital markets is subject to investor appetite and market conditions when compared to the terms and yield opportunities of other similar investment opportunities. As a result of these factors, we may not be able to successfully mitigate risk through reinsurance and retrocessional arrangements.
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

ARCH CAPITAL	47	2023 FORM 10-K

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
While we had exposure to a number of lines of business, such as trade credit, travel, workers compensation and property where business interruption coverage under a pandemic such as COVID-19 was at issue, the number of claims in this area has decreased greatly in 2022. and into 2023. We continue to monitor the impact of COVID-19 on our claims process in the U.S and U.K. in particular, although we do not expect the impact to be significant.
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

ARCH CAPITAL	48	2023 FORM 10-K

obligations to us. Our failure to manage successfully any of the foregoing challenges and risks may adversely impact our results of operations.
Our information technology systems and our pace of adoption of new technologies, such as AI, may not be adequate to meet the demands of our customers or impact negatively our ability to compete with our peers.
We are dependent on our information technology systems to conduct our business. Specifically, our information technology systems service our insurance portfolios. Accordingly, we are highly dependent on the effective operation of these systems. While we believe that the systems are adequate to service our insurance portfolios, there can be no assurance that they will operate in all manners in which we intend or possess all of the functionality required by customers currently or in the future.
Our customers, require that we conduct our business in a secure manner, electronically via the Internet or via electronic data transmission. We must continually invest significant resources in establishing and maintaining electronic connectivity with customers. In order to integrate electronically with customers in the mortgage insurance industry, we require electronic connections between our systems and those of the industry's largest mortgage servicing systems and leading pricing and loan origination systems. Our mortgage group currently possesses connectivity with certain of these external systems, but there is no assurance that such connectivity is sufficient, and we are continually undertaking new electronic integration efforts with third party loan servicing, pricing and origination systems. We also rely on electronic integrations in our insurance operations with third parties and customers. Inflation and supply chain issues for components to support our informational technology systems or those of our vendors pose risks which are beyond our control and may be difficult to manage. Our business, financial condition and operating results may be adversely affected if we do not possess or timely acquire the requisite set of electronic integrations necessary to keep pace with the technological demands of customers. We continuously evaluate the security and adequacy of our information technology systems in order to ensure that we are utilizing the most appropriate technologies. With new technologies, such as AI, emerging at a rapid pace, there is no assurance that we will be able to evaluate and integrate new technologies or update our existing systems.
Technology failures and cyber attacks, including, but not limited to, ransomware, exploitation in software or code with malicious intent, state-sponsored cyber attacks, as well as vulnerabilities relating to new technologies, such as generative AI, may impact us or our business partners and service providers, causing a disruption in service and operations which could materially and negatively impact our business and/or expose us to litigation.
We rely on information technology systems to securely process, transmit, store and protect the confidential and electronic information, financial data and proprietary models that are critical to our business. Furthermore, a significant portion of the communications between our employees and our business partners and service providers depends on information technology and electronic information exchange. Like all companies, our information technology systems and the systems of third parties we do business with are vulnerable to data breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, natural disasters, power outages, theft, terrorist attacks, computer viruses, hackers, employee or vendor error or misconduct, malicious actors, errors in usage or deepfake or social engineering or schemes, phishing attacks, other external hazards and general technology failures. Security breaches by third parties could expose us to the loss or misuse of our information, financial losses, reputational damage and potential liability and litigation. In addition, cyber incidents and other disruptions that impact the availability, reliability, speed, accuracy or other proper functioning of these systems could have a significant negative impact on our operations and results. While we and third parties with which we do business have experienced cybersecurity incidents, to date, the Company does not believe that any previous cybersecurity incidents have materially affected the Company.
The sophistication of cybersecurity threats, including through the use of AI, continues to increase, and the controls and preventative actions that we take to reduce the risk of cybersecurity incidents and protect these systems, including the regular testing of our cybersecurity incident response plan, may be insufficient. Although our use of generative AI in business tools is limited and we continue to evaluate how to integrate this new technology into our business operations, recent developments in AI, including generative AI, may accelerate or exacerbate potential risks related to technological developments, and we cannot predict how such risks may impact our strategy, productivity, market competition and growth.
We rely on certain third party technology service providers and other service providers, notably major cloud providers, Software-as-a-Service (or SaaS) solutions, and on-premise software, including proprietary and open source solutions.

ARCH CAPITAL	49	2023 FORM 10-K

We also outsource certain business process functions to third parties and may continue do so in the future. This practice exposes us to increased risks related to data security, service disruptions, supply chain issues or the effectiveness of our control system, which could result in our inability to conduct business operations, monetary and reputational damage or harm to our competitive position. There is no assurance that we will not be materially adversely affected by, or that the security measures we take will shield us from, data breaches or cyber attacks on us or on the third parties we rely on for critical business functions. See Item 1C, “Cybersecurity” for additional information.
Cyber incidents or data breaches caused by bad actors or unintentional human error impacting data, including personal data, we maintain or use during our business operations may result in regulatory fines or action, reputation damage and a disruption in our business operations.
We collect, process and store data, including the personal data of our employees, customers and policyholders, as part of our business operations. While we believe we have effective technical and organizational measures in place to prevent, detect, manage and mitigate the impact of data breaches caused by malicious actors, systemic failures or human error, we cannot offer complete assurances that significant data breaches will not occur. We are subject to many laws and regulations relating to the adequacy of cybersecurity programs and business resiliency, including industry specific requirements under federal and state law, the new SEC Cybersecurity Rules, and comprehensive privacy or security laws in the EU, U.K. and some U.S. states like New York and California. A cybersecurity incident could also result in a violation of applicable privacy, data protection or other laws, damage our reputation, cause a loss of customers, adversely affect our stock price, cause us to incur remediation costs, increased insurance premiums, and/or give rise to monetary fines, penalties, or litigation any of which could adversely affect our business.
Changes in criteria used by rating agencies which may result in a downgrade in our ratings, our inability to obtain a rating or a change in capital application or requirements for our operating insurance and reinsurance subsidiaries may adversely affect our relationships with clients and brokers and negatively impact sales of our products.
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
We can offer no assurances that our ratings will remain at their current levels or that any of our ratings which are under review or watch by ratings agencies will remain unchanged. Changes in in the criteria used by rating agencies may impact our capital position, our capital requirements and the treatment of certain items on our balance sheet. It is possible that rating agencies may modify their evaluation criteria, heighten the level of scrutiny they apply when analyzing companies in our industry, adjust upward the capital and other requirements employed in their models and/or discontinue credit and debt instruments or other structures deployed for maintenance of certain rating levels. We may need to raise additional funds through equity or debt financings or other investments. Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. Equity financings could be dilutive to our existing shareholders and could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our outstanding securities. If we are not able to obtain adequate capital through such financings or through our investment strategy, our business, results of operations and financial condition could be adversely affected. See “Capital Resources” in Item 7 for further details.
For further information on our financial strength and/or issuer ratings, see “Ratings” in Item 1. For further information on our letter of credit facilities, see the Letter of Credit and Revolving Credit Facilities section of “Contractual Obligations and Commercial Commitments” in Item 7.
Our ability to execute our business strategy successfully, continue to grow and innovate and offer our employees a dynamic and supportive workplace depends on the recruitment, retention and promotion of talented, agile, diverse and resilient employees at all levels of our organization.
The success of our business depends on attracting and retaining a capable and talented workforce. Following the COVID-19 pandemic, we have adopted a hybrid work model in most of our offices with employees returning to the office

ARCH CAPITAL	50	2023 FORM 10-K

for part of the work week. We provide a work environment and culture which reflects our goal to “Enable Possibility”. We offer flexible work arrangements, when possible, for our employees globally, as well as competitive compensation packages which include participation in our Employee Stock Purchase Plan and the possibility of equity awards at certain job levels. Over the past few years, we have also implemented and expanded our learning programs, career leveling and employee networks, all of which we believe will help us retain talent.
In 2023, we launched our talent acquisitions shared services team for our North American entities. This structure enables us to better deploy internal and external candidates across the organization while providing a cohesive candidate experience. As the model matures and scales, we expect to see improvements in time to hire metrics. Our leadership and Board promote the goals of building a diverse employee population and fostering an environment that allows us to fully leverage and engage that diversity as a competitive edge which benefits both our employees and our business. While our efforts to attract, develop and retain talented employees continues to be a top priority, we may not be able to complete successfully for talented executives and employees, which may adversely impact our ability to fully realize our business strategy.
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
We must comply with all applicable economic sanctions and anti-bribery laws and regulations of the U.S. and other foreign jurisdictions where we operate. U.S. laws and regulations applicable to us and others who provide insurance and reinsurance include the economic trade sanctions laws and regulations administered by the Treasury’s Office of Foreign Assets Control as well as certain laws administered by the U.S. Department of State. New sanctions regimes may be initiated, or existing sanctions expanded, at any time, which can immediately impact our business activities. Since the Russian invasion of Ukraine in February 2022, there have been several sanctions packages imposed by the U.S., U.K. and EU which impact our business. The sanctions are complex, numerous and nuanced, requiring close review and assessment as they pertain to our business. We are also subject to the U.S. Foreign Corrupt Practices Act and other anti-bribery laws such as the U.K. Bribery Act that generally bar corrupt payments or unreasonable gifts to foreign governments or officials. Although we have policies and controls in place designed to ensure compliance with these laws and regulations, it is possible that an employee or intermediary could fail to comply with applicable laws and regulations. In addition, we may interpret a complex sanction in a way which may differ from a regulator. In these cases, we could be exposed to fines, criminal penalties and other sanctions. Such violations could limit our ability to conduct business and/or damage our reputation, resulting in a material adverse effect on our financial condition and results of operations.

ARCH CAPITAL	51	2023 FORM 10-K

New legislation or regulations relating to the U.K.’s Withdrawal from the EU could adversely affect us.
The U.K. ceased to be a member state of the European Union in January 2020. Although the EU and U.K. reached a limited agreement in relation to certain matters, U.K. insurers and reinsurers no longer have automatic access to EU markets and vice versa. Our U.K. domiciled entities and our Lloyd’s Syndicates may no longer “passport” within the EU. We have implemented changes in our operations to accommodate Brexit; however, we remain subject to new proposals such as third country governance guidance provided by EIOPA in 2023, and regulations which may negatively impact U.K. underwriting activities in respect of EU risks and policyholders.
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
Adverse developments in the financial markets, resulting from inflation, global recessionary pressures, geopolitical conflict, liquidity conditions among other factors, can increase uncertainty and heighten volatility in the credit and equity markets. These developments may result in realized and unrealized losses on our investment portfolio that could have a material adverse effect on our results of operations, financial position and our businesses, and may also limit our access to capital required to operate our business. In addition, our policyholders, reinsurers and retrocessionaires may be affected by developments in the financial markets, which could adversely affect their ability to meet their obligations to us. Volatility in the financial markets could continue to significantly affect our investment returns, reported results and shareholders’ equity.
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
Disruption in the financial markets and the downturn in global economic activity resulting from geopolitical conflict, elevated financing rates, housing market declines or other macro-and micro-economic conditions could adversely affect the valuation of securities in our investment portfolio. Credit deterioration spread widening and/or equity market volatility could result in temporary or permanent impairment. Elevated levels of inflation could drive higher U.S. and global interest rates, negatively impacting asset prices, particularly in fixed income and financial flexibility of operating businesses. In addition, a lack of pricing transparency, decreased market liquidity, the strengthening or weakening of foreign currencies against the U.S. Dollar, individually or in tandem, could have a material adverse effect on our results through realized losses, impairments and changes in unrealized positions in our investment portfolio. Furthermore, issuers of the investments we hold under the equity method of accounting report their financial information to us one month to three months following the end of the reporting period. Accordingly, the adverse impact of any disruptions in global financial markets on equity method income from these investments would likely not be reflected in our current quarter results and would instead be reported in the subsequent quarter.
Our operating results depend in part on the performance of our investment portfolio. A significant portion of cash and invested assets held by Arch consists of fixed maturities (70.1% as of December 31, 2023). Although our current investment guidelines and approach emphasize preservation of capital, market liquidity and diversification of risk, our investments are subject to market-wide risks and fluctuations. In addition, we are subject to risks inherent in particular securities or types of securities, as well as sector concentrations. We may not be able to realize our investment objectives, which could have a material adverse effect on our financial results. In the event that we are unsuccessful in calibrating the liquidity of our investment portfolio with our expected insurance and reinsurance liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on our financial results and ability to conduct our business.

ARCH CAPITAL	52	2023 FORM 10-K

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
On a quarterly basis, we review our investments by applying an approach based on the CECL and whether declines in fair value below the cost basis requires an estimate of the expected credit loss. There can be no assurance that our management has accurately assessed the level of the credit loss allowance taken, as reflected in our financial statements. Furthermore, additional allowance may need to be taken or allowances provided for in the future. Further, rapidly changing and unpredictable credit and equity market conditions could materially affect the valuation of securities carried at fair value as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly.
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
Risks Relating to Our Mortgage Operations
The ultimate performance of our mortgage insurance portfolios remains uncertain.
The mix of business in our insured loan portfolio may affect losses. The presence of multiple higher-risk characteristics in a loan materially increases the likelihood of a claim unless there are other characteristics to mitigate the risk. The mix of higher-risk loans, including affordable housing loans which often have higher-risk characteristics, could increase losses and harm our financial performance. The geographic mix of our insured loan portfolio could also increase losses and harm our financial performance.
Mortgage insurance premiums are set at the time coverage is procured, based in part on the expected duration of the coverage. We cannot cancel mortgage insurance coverage or adjust renewal premiums during the life of the policy. Thus, higher than anticipated claims generally cannot be offset by premium increases on policies in force or mitigated by our non-renewal or cancellation of insurance coverage. Further, in the U.S., to the extent that the insured cancels coverage as a result of prior home price appreciation, the duration of coverage will be shorter, and we will receive less premium. The premiums charged, and the associated investment income, may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to customers. A decrease in the amount of premium received or an increase in the number or size of claims, compared to what we anticipate, could adversely affect our results of operations and financial condition.
The frequency and severity of claims we incur is uncertain and will depend largely on general economic factors outside of our control, including, among others, changes in unemployment and home prices affordability. Inflated home prices followed by a decline in home values could significantly decrease a borrower’s equity in their home, which would limit their ability to sell the property without incurring a loss and could increase the frequency and severity of claims. Monthly interest rate changes in Australia or the increasing cost of homeowners insurance in the U.S. could make a borrower’s monthly housing-related payment obligations increase and could increase the frequency of claims. Deteriorating economic conditions, potentially due to prolonged recessionary conditions increasing levels of unemployment and inflation, could adversely affect the performance of our mortgage insurance portfolio and could

ARCH CAPITAL	53	2023 FORM 10-K

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
The private mortgage insurers’ principal government competitor is the Federal Housing Administration (“FHA”). On February 22, 2023, the FHA reduced its annual mortgage insurance premium rates by 30bps for most single family mortgages endorsed on or after March 20, 2023. This takes the annual premium from 0.85% down to 0.55% for most FHA borrowers. This change, and any future changes to the FHA program may, negatively impact the amount of mortgage insurance we write in the U.S.
The Federal Housing Finance Agency (“FHFA”) as conservator of the GSEs continues to evaluate loan level price adjustments (“LLPAs”) and guarantees fees assessed by the GSEs when purchasing loans. During 2022 and 2023, the FHFA implemented a series of changes to update the GSEs’ single-family guarantee fee pricing framework to increase support for creditworthy borrowers limited by income or by wealth, while also increasing pricing to other categories of loans (such as high balance mortgages and mortgages on second homes) to foster capital accumulation. On May 15, 2023, FHFA issued a Request for Input (“RFI”) on the process used for implementing guarantee fee pricing changes, and on the goals and priorities that FHFA, as both conservator and regulator, should pursue in its oversight of the pricing framework. These, and future actions taken as a result of the RFI could cause a decline in the volume of low-down payment home mortgage purchases by the GSEs, could decrease demand for mortgage insurance, and could decrease our U.S. new insurance written and reduce mortgage insurance revenues.
On June 8, 2022, the FHFA announced the GSEs release of Fannie Mae's and Freddie Mac's Equitable Housing Finance Plans for 2022-2024. These plans are designed to foster housing finance markets that provide equitable access to affordable and sustainable housing, including through the use of special purpose credit programs (“SPCPs”). SPCPs are lending programs designed to expand access to credit among disadvantaged borrowers. The Consumer Finance Protection Bureau, the Department of Housing and Urban Development, and other federal agencies have issued guidance encouraging the use of SPCPs and providing assurances that properly structured SPCPs are permissible under federal law. New practices or programs implemented under the GSEs’ Equitable Housing Plans, may impact the underwriting and servicing standards on mortgages purchased by the GSEs and could increase the presence of multiple higher-risk characteristics in our insured loan portfolio. Further, the legal landscape applicable to SPCPs remains untested and loans originated under these programs could be subject to increased risk of private litigation or enforcement actions under state and federal law.
Changes to the role of the GSEs in the U.S. housing market or to GSE eligibility requirements for mortgage insurers or to the GSEs’ use of CRT could negatively impact our results of operations and financial condition or reduce our operating flexibility.
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
In January 2021, the U.S. Department of Treasury (the “Treasury Department”) and FHFA announced an agreement to amend the preferred stock purchase agreements between the Treasury Department and the GSEs, originally entered into in September 2008, in order to, among other things, codify several existing FHFA conservatorship practices for the GSEs and outline a plan for the Treasury Department, in consultation with FHFA, to develop a proposal for continued GSE reform. If any GSE reform is adopted, whether through legislation or administrative action, it could impact the current role of private mortgage insurance as credit enhancement, including its reduction or elimination. Passage and timing of any comprehensive GSE reform or incremental change (legislative or administrative) is uncertain, making the actual impact on the mortgage insurance industry difficult to predict. Furthermore, the FHFA and/or the GSEs could chose to reduce the amount of CRT protection purchased on their loan portfolios, which could reduce the CRT investment

ARCH CAPITAL	54	2023 FORM 10-K

opportunities available for reinsurers. Future legislative, administrative or changes to business practices related to the use or requirement for credit enhancement could have a material adverse impact on the Company.
The PMIERs apply to Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company, which are GSE-approved mortgage insurers (“eligible mortgage insurers”). The PMIERs impose limitations on the type of risk insured, the forms and insurance policies issued, standards for the geographic and customer diversification of risk, acceptable underwriting practices, quality assurance, loss mitigation, claims handling, standards for certain reinsurance cessions and financial requirements, among other things. The financial requirements require a mortgage insurer’s available assets to meet or exceed “minimum required assets” as of each quarter end. Arch MI U.S.’s minimum required assets under the PMIERs will be determined, in part, by the particular risk profiles of the loans it insures. If, absent other changes, Arch MI U.S.’s mix of business changes to include more loans with higher loan-to-value ratios or lower credit scores, it will have a higher minimum required asset amount under the PMIERs and, accordingly, be required to hold more capital in order to maintain GSE eligibility. Our eligible mortgage insurers each satisfied the PMIERs’ financial requirements as of December 31, 2023. While we intend to continue to comply with these requirements, there can be no assurance that the GSEs will not change the PMIERs or that Arch Mortgage Insurance Company or United Guaranty Residential Insurance Company will continue as eligible mortgage insurers. If either or both of the GSEs were to cease to consider Arch Mortgage Insurance Company or United Guaranty Residential Insurance Company as eligible mortgage insurers and, therefore, cease accepting our mortgage insurance products, our results of operations and financial condition would be adversely affected.
The implementation of the Basel III Capital Accord and FHFA’s Enterprise Regulator Capital Framework may adversely affect the use of mortgage insurance and CRT opportunities.
With certain exceptions, the Basel III Rules became effective on January 1, 2014. In December 2017, the Basel Committee published final revisions to the Basel Capital Accord which is informally denominated in the U.S. as “Basel III Endgame.” The Basel Committee expects the new rules to be fully implemented by January 2027.
On July 27, 2023, the Federal banking agencies released a proposed rule to implement the Basel III Endgame in the United States. The proposal would eliminate the capital relief currently afforded mortgage loans protected by private mortgage insurance. Instead, the capital treatment would be based on the mortgage’s loan to value ratio without consideration of mortgage insurance. The comment period for this proposal closed on January 16, 2024. If the U.S. regulators decide to adopt the proposed Basel III Endgame approach to mortgage assets, the capital treatment of mortgages held in portfolio will increase and the capital relief benefits of mortgage insurance would be eliminated, which could adversely affect the volume of mortgages originated by banks subject to the rule and the demand for mortgage insurance.
On December 17, 2020, the FHFA published a new Enterprise Regulatory Capital Framework (“ERCF”) Enterprise Capital Rule for Fannie Mae and Freddie Mac that significantly increases minimum capital requirements for these GSEs. The new rule requires each GSE to maintain both higher minimum capital ratios and capital “buffers” to avoid restrictions on capital distributions and discretionary bonus payments. Changes were made to the ERCF in 2022 to incentive CRT transactions, and in 2023 to address capital requirements for derivatives; market risk; multifamily loans; and exposures of an Enterprise to the other Enterprise.
The ERCF includes higher risk-capital charges for residential mortgages and continues to take into account the benefits of mortgage insurance, provided the mortgage insurer is compliant with the PMIERs. The amount of capital relief afforded for mortgage insurers depends on a number of factors, including the GSEs’ determination of the creditworthiness of the mortgage insurer, which could affect the competitive position of the individual mortgage insurance providers. The higher risk-capital charges for residential mortgages could be incorporated into the PMIERs standards, thereby requiring mortgage insurers to hold higher capital levels in order to be recognized as approved counterparties for the GSEs. This could have a negative impact on our return on equity.
In addition, higher capital standards could impact the guarantee fees charged to acquire loans. In January 2023, after the Enterprises had fully transitioned to the new ERCF capital regime, FHFA announced new pricing matrices redesigned and recalibrated to align the fee structure more closely with the risk factors utilized in the capital framework. Future changes to the ERCF, or the guarantee fees charged to acquire loans, could adversely impact credit for credit risk transfer, the capital relief afforded mortgage insurance or the volume of loans purchased by the Enterprises and the demand for mortgage insurance.

ARCH CAPITAL	55	2023 FORM 10-K

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

ARCH CAPITAL	56	2023 FORM 10-K

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

ARCH CAPITAL	57	2023 FORM 10-K

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
Risks Relating to Taxation
We expect to become subject to increased taxation in Bermuda as a result of the recently adopted Bermuda CIT Act, and may become subject to increased taxation in other countries as a result of the implementation of the OECD's plan on “Base Erosion and Profit Shifting.”
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
Pillar II addresses the remaining BEPS risk of profit shifting to certain in-scope entities in low tax jurisdictions by introducing a global minimum tax (15%), which would operate through a denial of a deduction or imposition of source-based taxation (including withholding tax) on certain payments. In calculating whether the effective tax rate of an in-scope entity meets the minimum tax rate, certain deferred income tax assets and liabilities reflected or disclosed in the financial accounts of an in-scope entity are taken into account. In October 2021, 136 jurisdictions agreed on a two-pillar solution to address the tax challenges arising from the digitalization of the economy. In December 2021, the OECD released Model Rules for implementation of Pillar II followed by the release of detailed commentary in March 2022. The OECD has released additional administrative guidance on the global minimum tax in February, July and December of 2023. Under the European Union’s minimum tax directive, unanimously agreed by the member states in 2022, each member state is required to adopt domestic legislation implementing the minimum tax rules effective for periods beginning on or after December 31, 2023, with the “under-taxed profit rule” to take effect for periods beginning on or after December 31, 2024. Legislatures in multiple countries outside of the European Union have also drafted and/or enacted legislation to implement the OECD’s minimum tax proposal. Given the OECD's continued release of guidance regarding Pillar II, that only certain jurisdictions have currently enacted laws to give effect to Pillar II, and that jurisdictions may interpret such laws in different manners, the overall implementation of Pillar II remains uncertain and subject to change, possibly on a retroactive basis.

ARCH CAPITAL	58	2023 FORM 10-K

On August 8, 2023, the Bermuda Ministry of Finance published its first Public Consultation announcing the proposed implementation of a new corporate income tax regime applicable to Bermuda businesses that are part of Multinational Enterprise Groups with annual revenue of €750 million or more. A Second Public Consultation was published on October 5, 2023 confirming, inter alia, a statutory corporate tax rate of 15% and a Third Public Consultation was published on November 15, 2023. The Bermuda CIT Act was enacted on December 27, 2023 and is to be effective for tax years beginning on or after January 1, 2025. The Bermuda Government announced in its Second Public Consultation that any new Bermuda corporate income tax regime would supersede existing Tax Assurance Certificates held by entities within the scope of the new Bermuda corporate income tax (such as those issued to us, referred to above under “—Taxation of Arch Capital. Bermuda.”). Given the potential for the new Bermuda corporate income tax to supersede existing Tax Assurance Certificates, it is likely that Arch will be subject to Bermuda tax for tax years beginning on or after January 1, 2025.
The adoption of the tax laws described above (in particular, the adoption of an “under-taxed profit rule” by certain countries in which we and our affiliates do business and the expected implementation of a corporate income tax regime in Bermuda) are expected to result in an increase to our effective tax rate and aggregate tax liability, which may adversely affect our financial position and results of operations, and is expected to increase the complexity and cost of our worldwide tax compliance. Although certain jurisdictions in which we and our affiliates do business have enacted an “under-taxed profit rule”, such rule is only expected to take effect for taxable periods beginning on or after December 31, 2024. Such tax laws may not be enacted or the form of such tax laws could change on a prospective or retroactive basis. The impact of any such changes is unknown, but such changes could have an adverse effect on our effective tax rate and aggregate tax liability and could increase the complexity and costs associated with our tax compliance worldwide.

ARCH CAPITAL	59	2023 FORM 10-K

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy
We prioritize the management of cybersecurity risk and the protection of information across our enterprise by embedding data protection and cybersecurity risk management in our operations. Our processes for assessing, identifying, and managing material risks from cybersecurity threats have been integrated into our overall risk management system and processes. For example, to identify and assess risks from cybersecurity threats, our enterprise risk management program considers cybersecurity as part of the Company’s risk assessment process, and our risk management framework requires risk owners to monitor key risks such as cybersecurity on a continuous basis. See Item 1, “Business—Enterprise Risk Management” for additional information.
As a foundation of our approach to cybersecurity risk, we have implemented processes at several levels across our enterprise to help assess, identify and manage cybersecurity risks. Our privacy and information security policies and standards govern our business lines and subsidiaries and encompass incident response, access control, and vendor management, among others. In order to develop these policies and procedures, we monitor the privacy and cybersecurity laws, regulations and guidance applicable to us in the regions where we do business. See Item 1, “Business—Regulation—Cybersecurity and Privacy” for additional details.
We annually undergo an external evaluation by a third party cybersecurity firm with a specialty in penetration testing. Our vendor management group performs information security risk assessments on our third party service providers with respect to their ability to protect data from unauthorized access, and on a risk weighted basis, we perform re-assessments routinely. The Company also requires these vendors to adhere to privacy and cybersecurity measures and has a third party service provider monitoring program in place that reviews changes to the security posture of certain higher risk third party service providers. In addition, the Company negotiates appropriately protective terms in its legal agreements with these providers.
Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, employee or vendor error or misconduct, and other external hazards could expose our information systems and those of our vendors to security breaches, cybersecurity incidents or other disruptions, any of which could materially and adversely affect our ability to conduct our business. While we and third parties with which we do business have experienced cybersecurity incidents, to date, the Company does not believe that any previous cybersecurity incidents have materially affected the Company.
The sophistication of cybersecurity threats, including through the use of AI, continues to increase, and the controls and preventative actions that we take to reduce the risk of cybersecurity incidents and protect our systems, including the regular testing of our cybersecurity incident response plan, may be insufficient. In addition, new technology that could result in greater operational efficiency such as AI may further expose our information systems to the risk of cybersecurity incidents. See Item 1A, “Risk Factors—Risk Relating to Our Industry, Business & Operations—Technology failures and cyber attacks, including, but not limited to, ransomware, exploitation in software or code with malicious intent, state-sponsored cyber attacks, as well as vulnerabilities relating to new technologies, such as generative AI, may impact us or our business partners and service providers, causing a disruption in service and operations which could materially and negatively impact our business and/or expose us to litigation.”
Governance
As part of our overall risk management approach, we recognize the importance of identifying and managing cybersecurity risk at several levels, including Board oversight, executive commitment and employee training. Our Audit Committee, comprised of independent directors from our Board, oversees the Board’s responsibilities relating to the operational (including information technology (“IT”) risks, business continuity and data security) risk affairs of the Company. Our Audit Committee is informed of such risks through quarterly reports from our Chief Information Officer (“CIO”) and Chief Operations Officer (“COO”), with input from our Chief Information Security Officer (“CISO”).
Our cybersecurity and IT executives include our CIO, who has 33 years of experience in Information Technology,

ARCH CAPITAL	60	2023 FORM 10-K

including 20 years in the financial services space. His responsibilities as the CIO include information security oversight, and board reporting. Our CISO, has 18 years of experience in Information Security. The CISO holds certifications from leading security associations. The CISO, reporting to the CIO, oversees the implementation and compliance of our information security standards and mitigation of related risks. We also have three management level committees and a team that supports our processes to assess and manage cybersecurity risk.
•The Privacy and Security Committee (“P&S Committee”), co-chaired by the CISO and our Deputy General Counsel, brings together Information Security, legal, compliance, human resources and other function leads. The P&S Committee provides a forum for these cross-functional members of management to: consider new laws and regulations relating to privacy and security; consider emerging risks relating to cybersecurity and data protection; approve, review and update policies and standards as appropriate; and promote cross-functional collaboration to manage cybersecurity and privacy risks across the enterprise.
•The Operational Risk Committee (“ORC”), comprised of senior IT, operations, risk, legal and compliance leaders across business segments, manages risks from matters related to business continuity including risks posed by cybersecurity threats, and implements controls to mitigate such operational risks. Among other processes, the ORC reviews the Company’s programs and processes related to business operations and resiliency, including crisis incident management and cyber risk response, third party risk, vendor management, facilities, unplanned downtime, business disruption, business continuity and disaster recovery. Key information reviewed by the ORC, including as it relates to cybersecurity, are included in the COO’s quarterly report to the Audit Committee.
•The Crisis Incident Management Team (“CIMT”), which includes senior executives across the Company, is alerted as appropriate to cybersecurity incidents, natural disasters and business outages. Each quarter, the CIMT exercises its communication plan to confirm that its members can be alerted quickly in the event of an actual crisis and meet as a team to discuss the event and response options.
•The IT Steering Committee (“IT Committee”, which includes our CIO, CISO, COO and members of executive leadership, oversees IT initiatives while considering cybersecurity risk mitigation with respect to these initiatives.
The P&S Committee, ORC, CIMT and IT Committee are comprised of executives with reporting lines to the CIO and/or the COO.
At the employee level, we maintain an experienced IT security team tasked with ongoing reviews of our technology systems, implementation of our privacy and cybersecurity program and support for the CIO and CISO in carrying out their reporting, security and mitigation functions. We also hold employee training on privacy and cybersecurity, records and information management, conduct regular phishing tests and generally seek to promote awareness of cybersecurity risk through communication and education of our employee population.

ITEM 2. PROPERTIES

We lease office space in Bermuda where our principal offices are located. Our insurance group leases space for offices in the U.S., Canada, Bermuda, U.K., Europe and Australia. Our reinsurance group leases space for offices in the U.S., Bermuda, U.K., Europe, Canada and Dubai. Our mortgage group leases space for offices in the U.S., Hong Kong and Australia. We believe that the above described office space is adequate for our needs. However, as we continue to develop our business, we may open additional office locations in 2024.

ITEM 3. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of December 31, 2023, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ARCH CAPITAL	61	2023 FORM 10-K

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HOLDERS
As of February 16, 2024, and based on information provided to us by our transfer agent and proxy solicitor, there were 1,200 holders of record of our common shares (Nasdaq: ACGL) and approximately 360,100 beneficial holders of our common shares.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our purchases of common shares for the 2023 fourth quarter:

	Issuer Purchases of Common Shares
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs ($000’s) (2)
10/1/2023-10/31/2023	56,056	$82.70	—	$1,000,000
11/1/2023-11/30/2023	134,250	$85.28	—	$1,000,000
12/1/2023-12/31/2023	11,201	$74.71	—	$1,000,000
Total	201,507	$83.97	—	$1,000,000
(1)    This column represents (in whole shares) open market share repurchases, including an aggregate of 56,056, 134,250 and 11,201 shares repurchased by Arch Capital during October, November and December, respectively, other than through publicly announced plans or programs. We repurchased these shares from employees in order to facilitate the payment of withholding taxes on restricted shares granted and the exercise of stock appreciation rights, in each case at their fair value as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.
(2)    This column represents the remaining approximate dollar amount available at the end of each applicable period under Arch Capital’s $1.0 billion share repurchase authorization, authorized by the Board of Directors of ACGL on December 19, 2022. Repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2024.

ARCH CAPITAL	62	2023 FORM 10-K

PERFORMANCE GRAPH
The following graph compares the cumulative total shareholder return on our common shares for each of the last five years through December 31, 2023 to the cumulative total return, assuming reinvestment of dividends, of (1) S&P 500 Composite Stock Index (“S&P 500 Index”) and (2) the S&P 500 Property & Casualty Insurance Index. The share price performance presented below is not necessarily indicative of future results.
CUMULATIVE TOTAL SHAREHOLDER RETURN (1)(2)(3)

		Base Period
	Company Name/Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
●	Arch Capital Group Ltd.	$100.00	$160.52	$134.99	$166.35	$234.96	$277.96
■	S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
▲	S&P 500 Property & Casualty Insurance Index	$100.00	$125.87	$134.63	$160.58	$190.89	$211.53
(1)    Stock price appreciation plus dividends.
(2)    The above graph assumes that the value of the investment was $100 on December 31, 2018.
(3)    This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6. [RESERVED]

ARCH CAPITAL	63	2023 FORM 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations for the year ended December 31, 2023 and 2022. Comparisons between 2022 and 2021 have been omitted from this Form 10-K, but may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K year ended December 31, 2022 filed with the SEC. This discussion and analysis contains forward-looking statements which involve inherent risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. These statements are based on our current assessment of risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements and, therefore, undue reliance should not be placed on them. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed in this report, including the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors.”
This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto presented under Item 8. All amounts are in millions, except per share amounts, unless otherwise noted.

ARCH CAPITAL	64	2023 FORM 10-K

OVERVIEW

Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “we” or “us”) is a publicly listed Bermuda exempted company with approximately $21.1 billion in capital at December 31, 2023 and is part of the S&P 500 index. Through operations in Bermuda, the United States, United Kingdom, Europe, Canada and Australia, we write specialty lines of property and casualty insurance and reinsurance, as well as mortgage insurance and reinsurance, on a worldwide basis. It is our belief that our underwriting platform, experienced management team and strong capital base enable us to establish a strong presence in the markets where we operate.
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
Mortgage insurance and reinsurance are subject to similar cycles to property casualty except that they have historically been more dependent on macroeconomic conditions.
CURRENT OUTLOOK

As we conclude another record year and head into 2024, our objective remains the same, to deliver long term value for our shareholders. With our commitment to underwriting acumen, prudent reserving and cycle-focused capital allocation, we were able to deliver another profitable year. Our full year financial performance was excellent, with an annualized net income and operating returns on average common equity of 29.7% and 21.6%, respectively. See “Comment on Non-GAAP Financial Measures.”
We continue to execute our cycle management strategy by actively allocating capital to the segments with the best risk adjusted returns. Growth was strong all year in our property and casualty segments which wrote over $17 billion of gross premium written and over $12.4 billion of net premium written, and, while most current growth opportunities are in the property and casualty sector, it is important to recognize the steady and quality underwriting performance of our mortgage group. Although mortgage market conditions meant fewer opportunities for top line growth, the mortgage segment continued to generate significant profits totaling nearly $1.1 billion of underwriting income for the year.
At Arch, our primary focus has always been on rate adequacy, regardless of market conditions. Our underwriting culture dictates that we include a meaningful margin of safety in our pricing, especially in softer conditions and take a longer term view of inflation and rates. As underwriting opportunities arise, our reinsurance segment is able to react quickly and significantly when markets pivot. In the reinsurance property market, our overall exposure to property catastrophe risk remains well below our self imposed threshold (see “Catastrophic and Severe Economic Events”) and, because of our diversified portfolio and broad set of opportunities, we retain the flexibility to pursue the most attractive returns across lines and geographies. The hard market conditions remained elevated in several lines during the January 1, 2024 renewal cycle.
In our insurance segment, we continue to take advantage of favorable global market conditions with net premiums written up 17% in 2023. Although pricing has declined in some lines, such as large public directors and officers liability insurance, the markets in which our insurance segment operates generally continue to provide adequate returns. In 2023, the most notable gains came in property, marine, construction and national accounts.

ARCH CAPITAL	65	2023 FORM 10-K

Inflation continues to be a focus for our industry. We proactively analyze available data and we incorporate emerging trends into our pricing and reserving. We believe that this discipline, coupled with increases in future investment returns and prudent reserving, allows us to maximize the capabilities of our diversified platform.
Our mortgage segment continues to deliver a steady level of earnings for our shareholders. Higher persistency of our in force U.S. primary mortgage insurance portfolio helped offset the significant industry wide reduction in mortgage originations in 2023. The credit profile of our U.S. primary mortgage insurance portfolio remains excellent and the overall mortgage market continues to be disciplined and return focused. We continue to see meaningful opportunities for the mortgage segment outside of the U.S. and our strategic decision to diversify our mortgage operations is yielding positive results.
FINANCIAL MEASURES

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for Arch Capital’s common shareholders:
Book Value per Share
Book value per share represents total common shareholders’ equity available to Arch divided by the number of common shares and common share equivalents outstanding. Management uses growth in book value per share as a key measure of the value generated for our common shareholders each period and believes that book value per share is the key driver of Arch Capital’s share price over time. Book value per share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per share depending on the purchase price. Book value per share was $46.94 at December 31, 2023, a 43.9% increase from $32.62 at December 31, 2022. The increase in book value per share in 2023 reflected strong underwriting and investment results and also reflected the establishment of a net deferred income tax asset of $1.18 billion, or $3.16 per share, related to the enactment of Bermuda’s new corporate income tax.
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
Our annualized net income return on average common equity was 29.7% for 2023, compared to 11.6% for 2022. Our Operating ROAE was 21.6% for 2023, compared to 14.8% for 2022, with the higher return in 2023 primarily resulting from improved underwriting results and growth in net investment income.
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
The following table summarizes the pre-tax total return (before investment expenses) of investments held by Arch compared to the benchmark return (both based in U.S. Dollars) against which we measured our portfolio during the periods:

	Arch Portfolio (1)	Benchmark Return

Year Ended December 31, 2023	7.57%	8.28%
Year Ended December 31, 2022	-6.45%	-9.60%
(1) Our investment expenses were approximately 0.26% and 0.28%, respectively, of average invested assets in 2023 and 2022.

Total return for 2023 reflected strong returns in fixed income, equity and alternative strategies. Actual performance trailed the benchmark return for the year, largely due to the portfolio being underweight risk assets compared to the benchmark. We continue to maintain a relatively short duration on our portfolio of 2.91 years at December 31, 2023.

ARCH CAPITAL	66	2023 FORM 10-K

The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide, unlike many master indices that change based on the size of their constituent indices, a relatively stable basket of investable indices. At December 31, 2023, the benchmark return index had an average credit quality of “A1” by Moody’s, an estimated duration of 2.64 years.
The benchmark return index included weightings to the following indices:

%
ICE BofA 1-10 Year U.S. Corporate Index	28.50
Yield on 3-5 Year U.S. Treasury Index plus 6%	16.50
ICE BofA 1-10 Year U.S. Treasury Index	15.75
ICE BofA U.S. High Yield Constrained Index	8.00
ICE BofA 1-5 Year U.K. Gilt Index	5.50
JPM CLOIE Investment Grade	4.50
ICE BofA German Government 1-5 Year Index	2.80
ICE BofA German Government 5-7 Year Index	1.20
S&P 500 Total Return Index	4.00
ICE BofA 0-3 Month U.S. Treasury Index	3.00
ICE BofA U.S. ABS & CMBS Index	3.00
ICE BofA 1-5 Year Australia Government Index	2.50
ICE BofA U.S. Mortgage Backed Securities Index	1.50
ICE BofA 1-5 Year Canada Government Index	2.70
ICE BofA 15+ Year Canada Government Index	0.30
ICE BofA 1-5 Year Japan Government Index	0.25
Total	100.00%
COMMENT ON NON-GAAP FINANCIAL MEASURES

Throughout this filing, we present our operations in the way we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use our financial information in evaluating the performance of our company. This presentation includes the use of after-tax operating income available to Arch common shareholders, which is defined as net income available to Arch common shareholders, excluding net realized gains or losses (which includes changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings), equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other, net of income taxes (which for the 2023 fourth quarter includes a one-time deferred income tax benefit related to the enactment of Bermuda’s new corporate income tax), and the use of annualized operating return on average common equity. The presentation of after-tax operating income available to Arch common shareholders and annualized operating return on average common equity are non-GAAP financial measures as defined in Regulation G. The reconciliation of such measures to net income available to Arch common shareholders and annualized net income return on average common equity (the most directly comparable GAAP financial measures) in accordance with Regulation G is included under “Results of Operations” below.
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

ARCH CAPITAL	67	2023 FORM 10-K

In the 2023 fourth quarter, the Company established a net deferred income tax asset, resulting in a benefit of $1.18 billion, consistent with the transition provisions specified in the Bermuda CIT Act. Due to the non-recurring nature of this one-time item, the Company believes that excluding this item from after-tax operating income or loss available to common shareholders provides the user with a better evaluation of the Company’s ongoing business performance.
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

ARCH CAPITAL	68	2023 FORM 10-K

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

	Year Ended December 31,
	2023	2022
Net income available to Arch common shareholders	$4,403	$1,436
Net realized (gains) losses (1)	165	663
Equity in net (income) loss of investments accounted for using the equity method	(278)	(115)
Net foreign exchange (gains) losses	62	(102)
Transaction costs and other	6	—
Income tax expense (benefit) (2)	(1,157)	(42)
After-tax operating income available to Arch common shareholders	$3,201	$1,840

Beginning common shareholders’ equity	$12,080	$12,716
Ending common shareholders’ equity	17,523	12,080
Average common shareholders’ equity	$14,802	$12,398

Annualized net income return on average common equity %	29.7	11.6
Annualized operating return on average common equity %	21.6	14.8
(1) Net realized gains or losses include realized and unrealized changes in the fair value of equity securities and assets accounted for using the fair value option, realized and unrealized gains and losses on derivative instruments and changes in the allowance for credit losses on financial assets.
(2) Income tax on net realized gains or losses, equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses and transaction costs and other reflects the relative mix reported by jurisdiction and the varying tax rates in each jurisdiction. The 2023 results were impacted by the establishment of a net deferred income tax asset of $1.18 billion, or $3.10 per share, related to the enactment of Bermuda’s new corporate income tax.

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
Insurance Segment
The following tables set forth our insurance segment’s underwriting results:

	Year Ended December 31,
	2023	2022	% Change
Gross premiums written	$7,911	$6,931	14.1
Premiums ceded	(2,049)	(1,910)
Net premiums written	5,862	5,021	16.7
Change in unearned premiums	(416)	(461)
Net premiums earned	5,446	4,560	19.4
Losses and loss adjustment expenses	(3,122)	(2,784)
Acquisition expenses	(1,055)	(887)
Other operating expenses	(819)	(665)
Underwriting income	$450	$224	100.9

Underwriting Ratios			% Point Change
Loss ratio	57.3%	61.0%	(3.7)
Acquisition expense ratio	19.4%	19.4%	—
Other operating expense ratio	15.0%	14.6%	0.4
Combined ratio	91.7%	95.0%	(3.3)
The insurance segment consists of our insurance underwriting units which offer specialty product lines on a worldwide basis, as described in note 4, “Segment Information,” to our consolidated financial statements in Item 8.

ARCH CAPITAL	69	2023 FORM 10-K

Net Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Year Ended December 31,
	2023		2022
	Amount	%	Amount	%
Professional lines	$1,401	23.9	$1,502	29.9
Property, energy, marine and aviation	1,219	20.8	878	17.5
Programs	742	12.7	611	12.2
Construction and national accounts	628	10.7	470	9.4
Travel, accident and health	559	9.5	484	9.6
Excess and surplus casualty	540	9.2	461	9.2
Warranty and lenders solutions	235	4.0	139	2.8
Other	538	9.2	476	9.5
Total	$5,862	100.0	$5,021	100.0
Net premiums written by the insurance segment were 16.7% higher in 2023 than in 2022. The increase in net premiums written reflected growth in most lines of business, primarily due to rate increases, new business opportunities and growth in existing accounts.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Year Ended December 31,
	2023		2022
	Amount	%	Amount	%
Professional lines	$1,419	26.1	$1,314	28.8
Property, energy, marine and aviation	1,064	19.5	772	16.9
Programs	658	12.1	590	12.9
Construction and national accounts	561	10.3	432	9.5
Travel, accident and health	557	10.2	492	10.8
Excess and surplus casualty	486	8.9	393	8.6
Warranty and lenders solutions	185	3.4	128	2.8
Other	516	9.5	439	9.6
Total	$5,446	100.0	$4,560	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned by the insurance segment were 19.4% higher in 2023 than in 2022, reflecting changes in net premiums written over the previous five quarters.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Year Ended December 31,
	2023	2022
Current year	58.1%	61.6%
Prior period reserve development	(0.8)%	(0.6)%
Loss ratio	57.3%	61.0%
Current Year Loss Ratio.
The insurance segment’s current year loss ratio was 3.5 points lower in 2023 than in 2022. The 2023 loss ratio included 2.7 points of current year catastrophic event activity, spread across series of global events, compared to 5.2 points in 2022, primarily related to Hurricane Ian and a series of global events. The balance of the change in the 2023 current year loss ratio resulted, in part, from the effect of rate increases, changes in mix of business and the level of attritional losses.
Prior Period Reserve Development.
The insurance segment’s net favorable development was $42 million, or 0.8 points, for 2023, compared to $25 million, or 0.6 points, for 2022. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements in Item 8 for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
The insurance segment’s underwriting expense ratio was 34.4% in 2023, compared to 34.0% in 2022, with the increase primarily related to higher incentive compensation costs.

ARCH CAPITAL	70	2023 FORM 10-K

Reinsurance Segment
The following tables set forth our reinsurance segment’s underwriting results:

	Year Ended December 31,
	2023	2022	% Change
Gross premiums written	$9,113	$6,948	31.2
Premiums ceded	(2,559)	(2,024)
Net premiums written	6,554	4,924	33.1
Change in unearned premiums	(718)	(965)
Net premiums earned	5,836	3,959	47.4
Other underwriting income (loss)	17	5
Losses and loss adjustment expenses	(3,227)	(2,568)
Acquisition expenses	(1,240)	(813)
Other operating expenses	(288)	(268)
Underwriting income	$1,098	$315	248.6

Underwriting Ratios			% Point Change
Loss ratio	55.3%	64.9%	(9.6)
Acquisition expense ratio	21.2%	20.5%	0.7
Other operating expense ratio	4.9%	6.8%	(1.9)
Combined ratio	81.4%	92.2%	(10.8)
The reinsurance segment consists of our reinsurance underwriting units which offer specialty product lines on a worldwide basis, as described in note 4, “Segment Information,” to our consolidated financial statements in Item 8.
Net Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Year Ended December 31,
	2023		2022
	Amount	%	Amount	%
Other specialty	$2,412	36.8	$1,983	40.3
Property excluding property catastrophe	1,910	29.1	1,276	25.9
Casualty	1,002	15.3	973	19.8
Property catastrophe	865	13.2	416	8.4
Marine and aviation	250	3.8	167	3.4
Other	115	1.8	109	2.2
Total	$6,554	100.0	$4,924	100.0
Net premiums written by the reinsurance segment were 33.1% higher in 2023 than in 2022. The growth in net premiums written reflected increases in all lines of business, primarily due to new business, rate increases and growth in existing accounts.

Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Year Ended December 31,
	2023		2022
	Amount	%	Amount	%
Other specialty	$2,097	35.9	$1,378	34.8
Property excluding property catastrophe	1,645	28.2	1,090	27.5
Casualty	1,005	17.2	855	21.6
Property catastrophe	742	12.7	367	9.3
Marine and aviation	229	3.9	159	4.0
Other	118	2.0	110	2.8
Total	$5,836	100.0	$3,959	100.0
Net premiums earned in 2023 were 47.4% higher than in 2022, reflecting changes in net premiums written over the previous five quarters, including the mix and type of business written.
Other Underwriting Income (Loss).
Other underwriting income in 2023 was $17 million, compared to $5 million in 2022.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Year Ended December 31,
	2023	2022
Current year	57.9%	69.7%
Prior period reserve development	(2.6)%	(4.8)%
Loss ratio	55.3%	64.9%
Current Year Loss Ratio.
The reinsurance segment’s current year loss ratio was 11.8 points lower in 2023 than in 2022. The 2023 loss ratio included 6.8 points for current year catastrophic event activity spread across a series of global events, compared to 13.9 points in 2022, primarily related to Hurricane Ian and a series of global events. The balance of the change in the 2023 current year loss ratio resulted, in part, from the effect of rate increases, changes in mix of business and the level of attritional losses.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $152 million, or 2.6 points, for 2023, compared to $190 million, or 4.8 points, for 2022, See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements in Item 8 for information about the reinsurance segment’s prior year reserve development.

ARCH CAPITAL	71	2023 FORM 10-K

Underwriting Expenses.
The underwriting expense ratio for the reinsurance segment was 26.1% in 2023, compared to 27.3% in 2022, with the decrease primarily due to growth in net premiums earned. The 2022 ratio also reflected a lower level of contingent commissions on ceded business, primarily due to Hurricane Ian.
Mortgage Segment
The following tables set forth our mortgage segment’s underwriting results.

	Year Ended December 31,
	2023	2022	% Change
Gross premiums written	$1,387	$1,455	(4.7)
Premiums ceded	(335)	(322)
Net premiums written	1,052	1,133	(7.1)
Change in unearned premiums	106	27
Net premiums earned	1,158	1,160	(0.2)
Other underwriting income	14	8
Losses and loss adjustment expenses	103	324
Acquisition expenses	(17)	(40)
Other operating expenses	(194)	(195)
Underwriting income	$1,064	$1,257	(15.4)

Underwriting Ratios			% Point Change
Loss ratio	(8.9)%	(28.0)%	19.1
Acquisition expense ratio	1.4%	3.5%	(2.1)
Other operating expense ratio	16.8%	16.8%	—
Combined ratio	9.3%	(7.7)%	17.0
Net Premiums Written.
The following table sets forth our mortgage segment’s net premiums written by underwriting unit:

	Year Ended December 31,
	2023	2022
U.S. primary mortgage insurance	$737	$769
U.S. credit risk transfer (CRT) and other	220	196
International mortgage insurance/reinsurance	95	168
Total	$1,052	$1,133
Net premiums written for 2023 were 7.1% lower than in 2022. The reduction in net premiums written primarily reflected lower levels of mortgage originations in the Australian market and a decrease in U.S. primary mortgage insurance business, which was partially offset by a higher volume of credit risk transfer transactions. Premiums ceded for 2023 reflected $17 million of one-time payments related to the termination of eight Bellemeade agreements.
The persistency rate of the U.S. primary portfolio of mortgage loans was 83.6% at December 31, 2023 compared to 79.5% at December 31, 2022, with the increase primarily reflecting a lower level of refinancing activity due to a higher interest rate environment. The persistency rate represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period.
Net Premiums Earned.
The following table sets forth our mortgage segment’s net premiums earned by underwriting unit:

	Year Ended December 31,
	2023	2022
U.S. primary mortgage insurance	$759	$804
U.S. credit risk transfer (CRT) and other	220	196
International mortgage insurance/reinsurance	179	160
Total	$1,158	$1,160
Net premiums earned for 2023 were 0.2% lower than in 2022. The 2023 results were impacted by the termination of the Bellemeade agreements noted above.
Other Underwriting Income.
Other underwriting income, which is primarily related to GSE risk-sharing transactions services and our whole mortgage loan purchase and sell program, was $14 million for 2023, compared to $8 million for 2022.
Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Year Ended December 31,
	2023	2022
Current year	20.8%	19.8%
Prior period reserve development	(29.7)%	(47.8)%
Loss ratio	(8.9)%	(28.0)%
Unlike property and casualty business for which we estimate ultimate losses on premiums earned, losses on U.S. primary mortgage insurance business are only recorded at the time a borrower is delinquent on their mortgage, in accordance with primary mortgage insurance industry practice. Because our primary mortgage insurance reserving process does not take into account the impact of future losses from loans that are not delinquent, mortgage insurance loss reserves are not an estimate of ultimate losses. In addition to establishing loss reserves for delinquent loans, under GAAP, we are required to establish a premium deficiency reserve for our mortgage insurance products if the amount of expected future losses and maintenance costs exceeds expected future premiums, existing reserves and the anticipated investment income for

ARCH CAPITAL	72	2023 FORM 10-K

such product. We assess the need for a premium deficiency reserve on a quarterly basis and perform a full analysis annually. No such reserve was established during 2023 or 2022.
Current Year Loss Ratio.
The mortgage segment’s current year loss ratio was 1.0 point higher in 2023 compared to 2022. The higher current year loss ratio for 2023 reflected an increase in new delinquencies. The percentage of loans in default on U.S. primary mortgage insurance decreased from 1.77% at December 31, 2022 to 1.74% at December 31, 2023.
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
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $344 million, or 29.7 points, for 2023, compared to $554 million, or 47.8 points, for 2022. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements in Item 8 for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
The underwriting expense ratio for the mortgage segment was 18.2% for 2023, compared to 20.3% for 2022, with the decrease primarily due to a higher level of profit commissions on ceded U.S. primary mortgage insurance business in 2023.
Corporate Segment
The corporate segment results include net investment income, net realized gains or losses, equity in net income or loss of investments accounted for using the equity method, other income (loss), corporate expenses, transaction costs and other, amortization of intangible assets, interest expense, net foreign exchange gains or losses, income taxes items (which for 2023 reflects the establishment of a net deferred income tax asset related to the enactment of Bermuda’s new corporate income tax), income from operating affiliates and items related to our non-cumulative preferred shares.
Net Investment Income.
The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2023	2022
Fixed maturities	$917	$469
Short-term investments	68	29
Equity securities	22	22
Other (1)	93	47
Gross investment income	1,100	567
Investment expenses (2)	(77)	(71)
Net investment income	$1,023	$496
(1)    Includes interest income on operating cash, distributions from investment funds and other items.
(2)    Investment expenses were approximately 0.26% of average invested assets for 2023, compared to 0.28% for 2022.

The pre-tax investment income yield was 3.53% for 2023, compared to 1.99% for 2022. The growth in net investment income for 2023 compared to 2022 primarily reflected higher yields available in the financial markets. Net cash flow from operating activities contributed $5.7 billion in 2023, which increased our invested asset base and contributed to the growth in net investment income. The pre-tax investment income yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.
Net Realized Gains or Losses.
We recorded net realized losses of $165 million for 2023, compared to net realized losses of $663 million for 2022. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains or losses as the portfolio is rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations.

ARCH CAPITAL	73	2023 FORM 10-K

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
Equity in Net Income (Loss) of Investments Accounted for Using the Equity Method.
We recorded $278 million of equity in net income related to investments accounted for using the equity method for 2023, compared to $115 million for 2022. Investments accounted for using the equity method totaled $4.6 billion at December 31, 2023, compared to $3.8 billion at December 31, 2022. See note 9, “Investment Information—Equity in Net Income (Loss) of Investments Accounted For Using the Equity Method,” to our consolidated financial statements in Item 8 for additional information.
Other Income or Losses
Other income for the 2023 period was $27 million, compared to a loss of $27 million for the 2022 period. Amounts in both periods primarily reflect changes in the cash surrender value of our investment in corporate-owned life insurance.
Corporate Expenses.
Corporate expenses were $96 million for 2023, compared to $95 million for 2022. Such amounts primarily represent certain holding company costs necessary to support our worldwide operations and costs associated with operating as a publicly traded company.
Transaction Costs and Other.
Transaction costs and other were $6 million for 2023, compared to nil for 2022. The 2023 expenses were primarily related to acquisition activity.
Amortization of Intangible Assets.
Amortization of intangible assets for 2023 was $95 million, compared to $106 million for 2022. Amounts in 2023 and 2022 primarily related to amortization of finite-lived intangible assets. See note 2, “Acquisitions."
Interest Expense.
Interest expense was $133 million for 2023, compared to $131 million for 2022. Interest expense primarily reflects amounts related to our outstanding senior notes.
Net Foreign Exchange Gains or Losses.
Net foreign exchange losses for 2023 were $60 million, compared to net foreign exchange gains for 2022 of $102 million. Amounts in such periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income before income taxes resulted in a benefit of 24.5% for 2023, compared to an expense of 5.1% for 2022. The 2023 provision reflected the establishment of a net deferred income tax asset of $1.18 billion related to the enactment of Bermuda’s new corporate income tax. Our effective tax rate fluctuates from year to year consistent with the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
See note 15, “Income Taxes,” to our consolidated financial statements in Item 8 for a reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average statutory tax rate for 2023 and 2022.
Income (Loss) from Operating Affiliates.
We recorded $184 million of net income from our operating affiliates in the 2023 period, compared to income of $75 million in the 2022 period and primarily reflects amounts related to the Company’s investment in Somers Group Holdings Ltd. and Coface SA. See note 9, “Investment Information—Investments in Operating Affiliates,” to our consolidated financial statements for additional information.

ARCH CAPITAL	74	2023 FORM 10-K

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

At December 31, 2023 and 2022, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	December 31,
	2023	2022
Insurance segment:
Case reserves	$2,730	$2,398
IBNR reserves	5,626	4,934
Total net reserves	8,356	7,332
Reinsurance segment:
Case reserves	2,447	1,903
Additional case reserves	484	481
IBNR reserves	4,260	3,403
Total net reserves	7,191	5,787
Mortgage segment:
Case reserves	323	447
IBNR reserves	192	186
Total net reserves	515	633
Total:
Case reserves	5,500	4,748
Additional case reserves	484	481
IBNR reserves	10,078	8,523
Total net reserves	$16,062	$13,752
At December 31, 2023 and 2022, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2023	2022
Professional lines	$2,451	$2,070
Construction and national accounts	1,693	1,558
Excess and surplus casualty	975	786
Programs	929	843
Property, energy, marine and aviation	836	764
Travel, accident and health	144	139
Warranty and lenders solutions	65	47
Other	1,263	1,125
Total net reserves	$8,356	$7,332
At December 31, 2023 and 2022, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2023	2022
Casualty	$2,725	$2,342
Other specialty	2,125	1,476
Property excluding property catastrophe	1,243	993
Property catastrophe	585	536
Marine and aviation	359	292
Other	154	148
Total net reserves	$7,191	$5,787

ARCH CAPITAL	75	2023 FORM 10-K

At December 31, 2023 and 2022, the mortgage segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2023	2022
U.S. primary mortgage insurance (1)	$324	$415
U.S. credit risk transfer (CRT) and other	100	109
International mortgage insurance/reinsurance	91	109
Total net reserves	$515	$633
(1)    At December 31, 2023, 29.5% of total net reserves represent policy years 2013 and prior and the remainder from later policy years. At December 31, 2022, 36.1% of total net reserves represent policy years 2013 and prior and the remainder from later policy years.
Potential Variability in Loss Reserves
The following tables summarize the effect of reasonably likely scenarios on the key actuarial assumptions used to estimate our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, at December 31, 2023 by underwriting segment and reserving lines. See note 6, “Short Duration Contracts,” to our consolidated financial statements in Item 8 for a description of the lines of business included in each reserving line.
The scenarios shown in the tables summarize the effect of (i) changes to the expected loss ratio selections used at December 31, 2023, which represent loss ratio point increases or decreases to the expected loss ratios used, and (ii) changes to the loss development patterns used in our reserving process at December 31, 2023, which represent claims reporting that is either slower or faster than the reporting patterns used. We believe that the illustrated sensitivities are indicative of the potential variability inherent in the estimation process of those parameters. The results show the impact of varying each key actuarial assumption using the chosen sensitivity on our IBNR reserves, on a net basis and across all accident years.

INSURANCE SEGMENT	Higher Expected Loss Ratios	Slower Loss Development Patterns
Reserving lines selected assumptions:
Property, energy, marine and aviation	5 points	3 months
Third party occurrence business	10	6
Third party claims-made business	10	6
Multi-line and other specialty	10	6

Increase (decrease) in Loss Reserves:
Property, energy, marine and aviation	$47	$67
Third party occurrence business	247	124
Third party claims-made business	431	211
Multi-line and other specialty	269	119

INSURANCE SEGMENT	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving lines selected assumptions:
Property, energy, marine and aviation	(5) points	(3) months
Third party occurrence business	(10)	(6)
Third party claims-made business	(10)	(6)
Multi-line and other specialty	(10)	(6)

Increase (decrease) in Loss Reserves:
Property, energy, marine and aviation	$(46)	$(63)
Third party occurrence business	(250)	(91)
Third party claims-made business	(420)	(166)
Multi-line and other specialty	(213)	(85)

REINSURANCE SEGMENT	Higher Expected Loss Ratios	Slower Loss Development Patterns
Reserving lines selected assumptions:
Casualty	10 points	6 months
Other specialty	5	3
Property excluding property catastrophe	5	3
Property catastrophe	5	3
Marine and aviation	5	3
Other	5	3

Increase (decrease) in Loss Reserves:
Casualty	$230	$262
Other specialty	176	124
Property excluding property catastrophe	51	126
Property catastrophe	40	65
Marine and aviation	17	31
Other	8	7

ARCH CAPITAL	76	2023 FORM 10-K

REINSURANCE SEGMENT	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving lines selected assumptions:
Casualty	(10) points	(6) months
Other specialty	(5)	(3)
Property excluding property catastrophe	(5)	(3)
Property catastrophe	(5)	(3)
Marine and aviation	(5)	(3)
Other	(5)	(3)

Increase (decrease) in Loss Reserves:
Casualty	$(230)	$(201)
Other specialty	(176)	(174)
Property excluding property catastrophe	(51)	(125)
Property catastrophe	(40)	(40)
Marine and aviation	(17)	(32)
Other	(8)	(6)
It is not necessarily appropriate to sum the total impact for a specific factor or the total impact for a specific business category as the business categories are not perfectly correlated. In addition, the potential variability shown in the tables above are reasonably likely scenarios of changes in our key assumptions at December 31, 2023 and are not meant to be a “best case” or “worst case” series of outcomes and therefore, it is possible that future variations may be more or less than the amounts set forth above.
For our mortgage segment, we considered the sensitivity of loss reserve estimates at December 31, 2023 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be approximately 29% of the unpaid principal balance at December 31, 2023), we estimated that our loss reserves would change by approximately $17 million at December 31, 2023. For every one percentage point change in our primary net default to claim rate (which we estimate to be approximately 27% at December 31, 2023), we estimated a $18 million change in our loss reserves at December 31, 2023.
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
At December 31, 2023, our recorded Loss Reserves by underwriting segment, net of unpaid losses and loss adjustment expenses recoverable, and the results of the simulation were as follows:

	Insurance Segment	Reinsurance Segment	Mortgage Segment	Total
Loss Reserves (1)	$8,356	$7,191	$515	$16,062

Simulation results:
90th percentile (2)	$9,826	$8,782	$616	$18,815
10th percentile (3)	$6,918	$5,732	$420	$13,429
(1)    Net of reinsurance recoverables.
(2)    Simulation results indicate that a 90% probability exists that the net reserves for losses and loss adjustment expenses will not exceed the indicated amount.
(3)    Simulation results indicate that a 10% probability exists that the net reserves for losses and loss adjustment expenses will be at or below the indicated amount.

For informational purposes, based on the total simulation results, a change in our Loss Reserves to the amount indicated at the 90th percentile would result in a decrease in income before income taxes of approximately $2.8 billion, or $7.27 per diluted share, while a change in our Loss Reserves to the amount indicated at the 10th percentile would result in an increase in income before income taxes of approximately $2.6 billion, or $6.95 per diluted share. The simulation results noted above are informational only, and no assurance can be given that our ultimate losses will not be significantly different than the simulation results shown above, and such differences could directly and significantly impact earnings favorably or unfavorably in the period they are determined. We do not have significant exposure to pre-2002 liabilities, such as asbestos-related illnesses and other long-tail liabilities. It is difficult to provide meaningful trend information for certain liability/casualty coverages for which the claim-tail may be especially long, as claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur. Any estimates and

ARCH CAPITAL	77	2023 FORM 10-K

assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that for certain lines of business relatively limited historical information has been reported to us through December 31, 2023. Accordingly, the reserving for incurred losses in these lines of business could be subject to greater variability. See Item 1A, “Risk Factors – Risks Relating to Our Industry, Business & Operations – Underwriting risks and reserving for losses are based on probabilities and related modeling, which are subject to inherent uncertainties.”
Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at December 31, 2023 and 2022:

	December 31,
	2023		2022
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$290,764	57.1	$295,651	57.6
U.S. credit risk transfer (CRT) and other	149,098	29.3	145,087	28.3
International mortgage insurance/reinsurance	69,473	13.6	72,315	14.1
Total	$509,335	100.0	$513,053	100.0
Risk In Force (RIF) (2):
U.S. primary mortgage insurance	$75,527	84.6	$75,806	84.8
U.S. credit risk transfer (CRT) and other	6,156	6.9	6,245	7.0
International mortgage insurance/reinsurance	7,562	8.5	7,369	8.2
Total	$89,245	100.0	$89,420	100.0
(1)    Represents the aggregate dollar amount of each insured mortgage loan’s current principal balance. Such amounts are shown before external reinsurance.
(2)    The aggregate dollar amount of each insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy for insurance policies issued and after contract limits and/or loss ratio caps for risk-sharing or reinsurance transactions. Such amounts are shown before external reinsurance.

The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2023:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2013 and prior	$10,859	3.7	$2,738	3.6	6.55%
2014	2,442	0.8	649	0.9	2.89%
2015	4,691	1.6	1,244	1.6	1.98%
2016	7,525	2.6	2,025	2.7	2.50%
2017	7,600	2.6	2,023	2.7	3.13%
2018	8,512	2.9	2,207	2.9	4.04%
2019	15,767	5.4	4,074	5.4	2.40%
2020	51,349	17.7	13,357	17.7	1.17%
2021	76,667	26.4	19,812	26.2	1.12%
2022	63,899	22.0	16,755	22.2	0.89%
2023	41,453	14.3	10,643	14.1	0.26%
Total	$290,764	100.0	$75,527	100.0	1.74%
(1)Represents the ending percentage of loans in default.
The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2022:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2013 and prior	$12,931	4.4	$3,222	4.3	7.07%
2014	3,696	1.3	1,012	1.3	2.61%
2015	6,236	2.1	1,680	2.2	2.08%
2016	10,225	3.5	2,744	3.6	2.66%
2017	9,508	3.2	2,521	3.3	3.06%
2018	10,260	3.5	2,625	3.5	4.11%
2019	19,096	6.5	4,840	6.4	2.36%
2020	65,141	22.0	16,414	21.7	1.20%
2021	89,621	30.3	22,740	30.0	0.95%
2022	68,937	23.3	18,008	23.8	0.20%
Total	$295,651	100.0	$75,806	100.0	1.77%
(1)Represents the ending percentage of loans in default.

ARCH CAPITAL	78	2023 FORM 10-K

The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at December 31, 2023 and 2022:

	December 31,
	2023		2022
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$46,796	62.0	$46,812	61.8
680-739	24,990	33.1	24,945	32.9
620-679	3,497	4.6	3,772	5.0
<620	244	0.3	277	0.4
Total	$75,527	100.0	$75,806	100.0
Weighted average FICO score	748		750

Loan-to-Value (LTV):
95.01% and above	$7,067	9.4	$7,289	9.6
90.01% to 95.00%	44,669	59.1	43,681	57.6
85.01% to 90.00%	20,490	27.1	20,851	27.5
85.00% and below	3,301	4.4	3,985	5.3
Total	$75,527	100.0	$75,806	100.0
Weighted average LTV	93.0%		92.8%

Total RIF, net of external reinsurance	$58,146		$57,151

	December 31,
	2023		2022
	Amount	%	Amount	%
Total RIF by State:
California	$6,162	8.2	$6,341	8.4
Texas	5,972	7.9	6,151	8.1
North Carolina	3,248	4.3	3,160	4.2
Georgia	3,081	4.1	3,169	4.2
Minnesota	3,069	4.1	3,003	4.0
Florida	3,007	4.0	3,268	4.3
Illinois	2,986	4.0	3,081	4.1
Massachusetts	2,858	3.8	2,809	3.7
Michigan	2,773	3.7	2,618	3.5
Virginia	2,578	3.4	2,656	3.5
Others	39,793	52.7	39,550	52.2
Total	$75,527	100.0	$75,806	100.0
The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics for the years ended December 31, 2023 and 2022:

(U.S. Dollars in thousands, except loan and claim count)	Year Ended December 31,
	2023	2022
Rollforward of insured loans in default:
Beginning delinquent number of loans	20,567	27,645
New notices	39,496	36,396
Cures	(39,704)	(42,789)
Paid claims	(902)	(685)
Ending delinquent number of loans (1)	19,457	20,567

Ending number of policies in force (1)	1,117,480	1,160,219

Delinquency rate (1)	1.74%	1.77%

Losses:
Number of claims paid	902	685
Total paid claims	$26,903	$21,412
Average per claim	$29.8	$31.3
Severity (2)	70.8%	73.2%
Average reserve per default (in thousands) (1)	$17.7	$21.1
(1)    Includes first lien primary and pool policies.
(2)    Represents total paid claims divided by RIF of loans for which claims were paid.

The risk-to-capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 7.3 to 1 at December 31, 2023, compared to 7.2 to 1 at December 31, 2022.
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

ARCH CAPITAL	79	2023 FORM 10-K

reported by various statistical reporting services, and other factors. Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, our insurance or reinsurance operations would be liable for such defaulted amounts.
The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are beyond our control. Although we believe that our insurance and reinsurance operations have been successful in obtaining adequate reinsurance and retrocessional protection, it is not certain that they will be able to continue to obtain adequate protection at cost effective levels. As a result of such market conditions and other factors, our insurance, reinsurance and mortgage operations may not be able to successfully mitigate risk through reinsurance and retrocessional arrangements and may lead to increased volatility in our results of operations in future periods. See Item 1A, “Risk Factors—Risks Relating to Our Industry, Business and Operations—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.”
For purposes of managing risk, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. On a consolidated basis, ceded premiums written represented 26.8% of gross premiums written for 2023, compared to 27.7% for 2022. We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. If the financial condition of our reinsurers or retrocessionaires deteriorates, resulting in an impairment of their ability to make payments, we will be responsible for probable losses resulting from our inability to collect amounts due from such parties, as appropriate. We evaluate the credit worthiness of all the reinsurers to which we cede business. We report reinsurance recoverables net of an allowance for expected credit loss. The allowance is based upon our ongoing review of amounts outstanding, the financial condition of our reinsurers, amounts and form of collateral obtained and other relevant factors. A ratings based probability-of-default and loss-given-default methodology is used to estimate the allowance for expected credit loss. See Item 1A, “Risk Factors—Risks Relating to Our Industry, Business and Operations—We are exposed to credit risk in certain of our business operations” and “Financial Condition, Liquidity and Capital Resources” for further details.
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

ARCH CAPITAL	80	2023 FORM 10-K

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
The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by type of business were as follows at December 31, 2023:

	December 31, 2023
	Gross Amount	Acquisition Expenses	Net Amount
Other specialty	$1,510	$(450)	$1,060
Property excluding property catastrophe	626	(205)	421
Casualty	463	(146)	317
Marine and aviation	213	(44)	169
Property catastrophe	14	(1)	13
Other	65	(5)	60
Total	$2,891	$(851)	$2,040
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

ARCH CAPITAL	81	2023 FORM 10-K

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
No premium deficiency charges were recorded by us during 2023 or 2022.
Net Deferred Income Tax Assets Measurement
On December 27, 2023 the Bermuda government enacted tax legislation referred to as the Corporate Income Tax Act 2023 (“Bermuda CIT Act”). The Bermuda CIT Act establishes a 15% corporate income tax, for in-scope businesses, for fiscal years beginning on or after January 1, 2025. The enacted legislation includes a provision referred to as the Economic Transition Adjustment, which requires Bermuda Constituent entities to establish tax basis in their assets and liabilities, excluding goodwill, based on fair value as of September 30, 2023. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Using fair value to establish tax basis in the assets and liabilities of our Bermuda entities results in deductible and taxable temporary differences which are reflected as deferred income tax assets and liabilities, respectively, in our financial statements. The enactment of Bermuda CIT Act resulted in the establishment of a $1.18 billion net deferred income tax asset. Such amount is included in “Other assets” on the Company’s balance sheet.
The most significant deferred income tax assets recognized relate to the fair value adjustments for identifiable intangible assets. We estimated the fair value of the identifiable intangible assets of our Bermuda entities using discounted cash flow (“DCF”) models. The significant assumptions utilized in the DCF models included the future revenue and profits expected to be generated by the identifiable intangible assets and the discount rates. See note 15, “Income Taxes” to our consolidated financial statements in Item 8 for disclosures concerning our Company’s deferred income tax asset.

ARCH CAPITAL	82	2023 FORM 10-K

Fair Value Measurements
We review our securities measured at fair value and discuss the proper classification of such investments with investment advisors and others. See note 10, “Fair Value,” to our consolidated financial statements in Item 8 for a summary of our financial assets and liabilities measured at fair value at December 31, 2023 by valuation hierarchy.
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
FINANCIAL CONDITION

Investable Assets
At December 31, 2023, total investable assets held by Arch were $34.6 billion.
Investable Assets Held by Arch
The Finance, Investment and Risk Committee (“FIR Committee”) of our Board of Directors (the “Board”) establishes our investment policies and sets the parameters for creating guidelines for our investment managers. The FIR reviews the implementation of the investment strategy on a regular basis. Our current approach stresses preservation of capital, market liquidity and diversification of risk. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to become more diversified and, as a result, we may expand into areas which are not currently part of our investment strategy. Our Chief Investment Officer administers the investment portfolio, oversees our investment managers and formulates investment strategy in conjunction with the FIR Committee. At December 31, 2023, approximately $21.9 billion, or 63%, of total investable assets held by Arch were internally managed, compared to $18.8 billion, or 67%, at December 31, 2022.
The following table summarizes the fair value of investable assets held by Arch:

	December 31,
	2023	2022
Average effective duration (in years)	2.91	2.89
Average S&P/Moody’s credit ratings (1)	AA-/Aa3	AA-/Aa3
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

	Estimated Fair Value	% of Total
December 31, 2023
U.S. government and gov’t agencies (1)	$6,493	26.8
AAA	4,305	17.8
AA	2,165	8.9
A	4,629	19.1
BBB	5,058	20.9
BB	698	2.9
B	389	1.6
Lower than B	15	0.1
Not rated	484	2.0
Total	$24,236	100.0

December 31, 2022
U.S. government and gov’t agencies (1)	$5,831	28.8
AAA	3,617	17.9
AA	2,214	10.9
A	3,993	19.7
BBB	3,324	16.4
BB	560	2.8
B	377	1.9
Lower than B	12	0.1
Not rated	309	1.5
Total	$20,237	100.0
(1)Includes U.S. government-sponsored agency residential mortgage backed securities and agency commercial mortgage backed securities.

ARCH CAPITAL	83	2023 FORM 10-K

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
December 31, 2023
0-10%	$10,696	$(410)	49.7
10-20%	2,282	(367)	44.5
20-30%	116	(35)	4.2
Greater than 30%	26	(13)	1.6
Total	$13,120	$(825)	100.0

December 31, 2022
0-10%	$12,343	$(580)	35.2
10-20%	5,331	(844)	51.2
20-30%	692	(199)	12.1
Greater than 30%	44	(24)	1.5
Total	$18,410	$(1,647)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at December 31, 2023, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
Bank of America Corporation	$383	A-/A1
JPMorgan Chase & Co.	361	A-/A1
Morgan Stanley	338	A-/A1
The Goldman Sachs Group, Inc.	230	BBB+/A2
Citigroup Inc.	229	BBB+/A3
Wells Fargo & Company	171	BBB+/A1
Blue Owl Capital Inc.	165	BBB-/Baa3
Roche Holding AG	147	AA/Aa2
Blackstone Inc.	138	BBB/Baa3
UBS Group AG	128	A/A2
Total	$2,290
(1)Average credit ratings as assigned by S&P and Moody’s, respectively.
The following table provides information on our structured securities, which include residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
Dec. 31, 2023
RMBS	$658	$445	$—	$1,103
CMBS	7	1,126	80	1,213
ABS	—	2,143	107	2,250
Total	$665	$3,714	$187	$4,566

Dec. 31, 2022
RMBS	$645	$134	$16	$795
CMBS	18	947	82	1,047
ABS	—	1,788	141	1,929
Total	$663	$2,869	$239	$3,771
The following table summarizes our equity securities, which include investments in exchange traded funds:

	December 31,
	2023	2022
Equities (1)	$739	$570
Exchange traded funds
Fixed income (2)	285	272
Equity and other (3)	169	32
Total	$1,193	$874
(1)Primarily in technology, consumer non-cyclical, communications, financial and industrials at December 31, 2023.
(2)Primarily in corporate at December 31, 2023.
(3)Primarily in large cap stocks, foreign equities, healthcare, technology and consumer discretionary at December 31, 2023.
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
Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 10, “Fair Value,” to our consolidated financial statements in Item 8 for a summary of our financial assets and liabilities measured at fair value at December 31, 2023 and 2022 segregated by level in the fair value hierarchy.

ARCH CAPITAL	84	2023 FORM 10-K

Reinsurance Recoverables
The following table details our reinsurance recoverables at December 31, 2023:

	% of Total	A.M. Best Rating (1)
Somers Re (2)	18.6	A-
Hannover Rück SE	4.7	A+
Lloyd’s syndicates (3)	4.3	A
Munich Reinsurance America, Inc.	3.3	A+
Swiss Reinsurance America Corporation	3.1	A+
Everest Reinsurance Company	2.9	A+
Partner Reinsurance Company of the U.S.	2.5	A+
Fortitude Reinsurance Company Ltd.	2.4	A
RenaissanceRe Holdings Ltd.	2.0	A+
AXA XL	2.0	A+
All other -- “A-” or better	21.0
All other -- rated carriers	0.1
All other -- not rated (4)	33.1
Total	100.0
(1)    The financial strength ratings are as of January 5, 2024 and were assigned by A.M. Best based on its opinion of the insurer’s financial strength as of such date. An explanation of the ratings listed in the table follows: the rating of “A+” is designated “Superior”; and the “A” and “A-” ratings are designated “Excellent.”
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
Reserves for Losses and Loss Adjustment Expenses
We establish Loss Reserves which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate settlement and administration costs of losses incurred. Estimating Loss Reserves is inherently difficult. We utilize actuarial models as well as available historical insurance industry loss ratio experience and loss development patterns to assist in the establishment of Loss Reserves. Actual losses and loss adjustment expenses paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Estimates—Loss Reserves” and see Item 1, “Business—Reserves” for further details.
Shareholders’ Equity and Book Value per Share
Total shareholders’ equity available to Arch was $18.4 billion at December 31, 2023, compared to $12.9 billion at December 31, 2022. The 2023 period primarily reflected strong underwriting and investment returns along with the establishment of a net deferred income tax asset of $1.18 billion, or $3.16 per share, related to the enactment of Bermuda’s new corporate income tax.
The following table presents the calculation of book value per share:

(U.S. dollars in millions, except per share data)	December 31,
	2023	2022
Total shareholders’ equity available to Arch	$18,353	$12,910
Less preferred shareholders’ equity	830	830
Common shareholders’ equity available to Arch	$17,523	$12,080
Common shares and common share equivalents outstanding, net of treasury shares (1)	373.3	370.3
Book value per share	$46.94	$32.62
(1)    Excludes the effects of 12.5 million and 14.4 million stock options and 0.4 million and 0.6 million restricted stock and performance units outstanding at December 31, 2023 and 2022, respectively.
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
In 2023, Arch Capital received dividends of $164 million from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda-based reinsurer and insurer. Arch Re Bermuda can pay approximately $4.8 billion to Arch Capital in 2024 without providing an affidavit to the Bermuda Monetary Authority (“BMA”).
Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time losses are paid. The period of time from the occurrence of a claim through the settlement of the liability may extend many years into the future. Sources of liquidity include cash flows from

ARCH CAPITAL	85	2023 FORM 10-K

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
Restricted Assets
Our insurance, reinsurance and mortgage insurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At December 31, 2023 and 2022, such amounts approximated $9.9 billion and $8.7 billion, respectively.
Our investments in certain securities, including certain fixed income and structured securities, investments in funds

ARCH CAPITAL	86	2023 FORM 10-K

accounted for using the equity method, other alternative investments and investments in operating affiliates may be illiquid due to contractual provisions or investment market conditions. If we require significant amounts of cash on short notice in excess of anticipated cash requirements, then we may have difficulty selling these investments in a timely manner or may be forced to sell or terminate them at unfavorable values. Our unfunded investment commitments totaled approximately $3.6 billion at December 31, 2023 and are callable by our investment managers. The timing of the funding of investment commitments is uncertain and may require us to access cash on short notice.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended December 31,
	2023	2022
Total cash provided by (used for):
Operating activities	$5,749	$3,816
Investing activities	(5,468)	(3,101)
Financing activities	(69)	(706)
Effects of exchange rate changes on foreign currency cash	13	(50)
Increase (decrease) in cash	$225	$(41)
Cash provided by operating activities for the 2023 period was higher than in the 2022 period. Activity for the 2023 period primarily reflected a higher level of premiums collected than in the 2022 period.
Cash used for investing activities for the 2023 period reflected higher net purchases than in the 2022 period, primarily reflecting the strong operating cash flows in 2023.
Cash used for financing activities for the 2023 period was lower than in the 2022 period. Activity for the 2022 period included $586 million of share repurchases.
Investments
At December 31, 2023, our investable assets were $34.6 billion. The primary goals of our asset liability management process are to meet our insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices or access credit facilities. See Item 1A “Risk Factors” for a discussion of other risks relating to our business and investment portfolio.
CAPITAL RESOURCES

The following table provides an analysis of our capital structure:

	December 31,
	2023	2022
Senior notes	$2,726	$2,725

Shareholders’ equity available to Arch:
Series F non-cumulative preferred shares	330	330
Series G non-cumulative preferred shares	500	500
Common shareholders’ equity	17,523	12,080
Total	$18,353	$12,910

Total capital available to Arch	$21,079	$15,635

Senior notes to total capital (%)	12.9	17.4
Revolving credit agreement borrowings to total capital (%)	—	—
Debt to total capital (%)	12.9	17.4
Preferred to total capital (%)	3.9	5.3
Debt and preferred to total capital (%)	16.9	22.7
See note 19, “Debt and Financing Arrangements" and note 21, “Shareholders' Equity”, to our consolidated financial statements in Item 8 for additional information on capital structure.

ARCH CAPITAL	87	2023 FORM 10-K

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
In addition, AMIC and UGRIC (together, “Arch MI U.S.”) are required to maintain compliance with the GSE requirements, known as PMIERs. The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements as of December 31, 2023 with a PMIER sufficiency ratio of 213%, compared to 236% at December 31, 2022.
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
Share Repurchase Program
Our Board has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program through December 31, 2023, Arch Capital has repurchased approximately 433.6 million common shares for an aggregate purchase price of $5.9 billion. At December 31, 2023, $1.0 billion of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 31, 2024. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions, the development of the economy, corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.

ARCH CAPITAL	88	2023 FORM 10-K

GUARANTOR INFORMATION

The below table provides a description of our senior notes payable at December 31, 2023:

	Interest	Principal	Carrying
Issuer/Due	(Fixed)	Amount	Amount
Arch Capital:
May 1, 2034	7.350%	$300	$298
June 30, 2050	3.635%	1,000	989
Arch-U.S.:
Nov. 1, 2043 (1)	5.144%	500	495
Arch Finance:
Dec. 15, 2026 (1)	4.011%	500	498
Dec. 15, 2046 (1)	5.031%	450	446
Total		$2,750	$2,726
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
During 2023 and 2022, we made interest payments of $127 million and $128 million, respectively, related to our senior notes and other financing arrangements. See note 19, “Debt and Financing Arrangements,” to our consolidated financial statements in Item 8 for additional disclosures concerning our senior notes and revolving credit agreement borrowings. For additional information on our preferred shares, see note 21,
“Shareholders’ Equity,” to our consolidated financial statements in Item 8.
The following tables present condensed financial information for Arch Capital (parent guarantor) and Arch-U.S. (subsidiary issuer):

	December 31, 2023		December 31, 2022
	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.
Assets
Total investments	$17	$145	$7	$79
Cash	9	5	11	10
Investment in operating affiliates	4	—	5	—
Due from subsidiaries and affiliates	—	—	2	—
Other assets	58	56	18	30
Total assets	$88	$206	$43	$119

Liabilities
Senior notes	1,287	495	1,287	495
Due to subsidiaries and affiliates	—	993	—	991
Other liabilities	38	42	37	37
Total liabilities	1,325	1,530	1,324	1,523

Non-cumulative preferred shares	$830	$—	$830	$—

	December 31, 2023		December 31, 2022
Year Ended	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.
Revenues
Net investment income	$2	$4	$2	$1
Equity in net income (loss) of investments accounted for using the equity method	—	(2)	—	10
Total revenues	2	2	2	11

Expenses
Corporate expenses	93	9	86	13
Interest expense	59	26	59	26
Interest expense (intercompany)	—	51	—	22
Net foreign exchange (gains) losses	—	—	—	—
Total expenses	152	86	145	61

Income (loss) before income taxes	(150)	(84)	(143)	(50)
Income tax (expense) benefit	41	19	—	10
Income (loss) from operating affiliates	(1)	—	(1)	—
Net income available to Arch	(110)	(65)	(144)	(40)
Preferred dividends	(40)	—	(40)	—
Net income available to Arch common shareholders	$(150)	$(65)	$(184)	$(40)

ARCH CAPITAL	89	2023 FORM 10-K

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Contractual Obligations
The following table provides an analysis of our contractual commitments at December 31, 2023:

	Payment due by period
	Total	2024	2025 and 2026	2027 and 2028	Thereafter
Operating activities
Estimated gross payments for losses and loss adjustment expenses (1)	$22,752	$6,523	$7,197	$3,479	$5,553
Contractholder payables (2)	1,817	208	363	274	972
Operating lease obligations	220	34	58	49	79
Purchase obligations	148	69	57	22	—
Contingent and deferred consideration liabilities	23	7	8	4	4
Investing activities
Unfunded investment commitments (3)	3,587	3,587	—	—	—
Financing activities
Senior notes (including interest payments)	5,041	127	754	214	3,946
Total contractual obligations and commitments	$33,588	$10,555	$8,437	$4,042	$10,554
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
(2)Certain insurance policies written by our insurance operations feature large deductibles, primarily in construction and national accounts lines. Under such contracts, we are obligated to pay the claimant for the full amount of the claim and are subsequently reimbursed by the policyholder for the deductible amount. In the event we are unable to collect from the policyholder, we would be liable for such defaulted amounts.
(3)Unfunded investment commitments are callable by our investment managers. We have assumed that such investments will be funded in the next year but the funding may occur over a longer period of time, due to market conditions and other factors.
Letter of Credit and Revolving Credit Facilities
In the normal course of its operations, the Company enters into agreements with financial institutions to obtain secured and unsecured credit facilities. On August 23, 2023, Arch Capital and certain of its subsidiaries amended the existing credit agreement (the “Credit Facility”). The Credit Facility, as amended, consists of a $425 million secured facility for letters of credit (the “Secured Facility”) and a $500 million unsecured facility for revolving loans and letters of credit (the “Unsecured Facility”). At December 31, 2023, the Secured Facility had $273 million of letters of credit outstanding and remaining capacity of $152 million, and the Unsecured Facility had no outstanding revolving loans or letters of credit, with remaining capacity of $500 million.
The Credit Facility contains certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, consolidated tangible net worth, minimum shareholders’ equity levels and minimum financial strength ratings. Arch Capital and its subsidiaries which are party to the agreement were in compliance with all covenants contained therein at December 31, 2023.
The commitments under the Credit Facility will expire on August 23, 2028, and all loans then outstanding under the Credit Facility must be repaid at such time. Letters of credit issued under the Credit Facility will not have an expiration date later than August 23, 2029.
See note 19, “Debt and Financing Arrangements,” to our consolidated financial statements in Item 8 for additional disclosures concerning our senior notes and revolving credit agreement borrowings.

ARCH CAPITAL	90	2023 FORM 10-K

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

ARCH CAPITAL	91	2023 FORM 10-K

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
Based on in-force exposure estimated as of January 1, 2024, our modeled peak zone catastrophe exposure is a windstorm affecting the Florida Tri-County, with a net probable maximum pre-tax loss of $1.6 billion, followed by windstorms affecting the Northeast U.S., and the Gulf of Mexico with net probable maximum pre-tax losses of $1.4 billion and $1.3 billion, respectively. As of January 1, 2024, our modeled peak zone earthquake exposure (San Francisco area earthquake) represented approximately 54% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (German windstorm) was substantially less than both our peak zone windstorm and earthquake exposures.
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
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of total tangible shareholders’ equity available to Arch. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of January 1, 2024, our modeled RDS loss was 7.0% of tangible shareholders’ equity available to Arch.
Net probable maximum loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. RDS loss estimates are net of expected reinsurance recoveries and before income tax. Catastrophe loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our catastrophe loss estimates include clash estimates from other zones. Our catastrophe loss estimates and RDS loss estimates do not represent our maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates. There can be no assurances that we will not suffer pre-tax losses greater than 25% of our tangible shareholders’ equity from one or more catastrophic events or severe economic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders' equity exposed to a single catastrophic event or severe economic event. In addition, actual losses may increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. See Item 1A, “Risk Factors—Risks Relating to Our Industry, Business and Operations” Depending on business opportunities and the mix of business that may comprise our insurance, reinsurance and mortgage portfolios, we may seek to adjust our self-imposed limitations on probable maximum pre-tax loss for catastrophe exposed business and mortgage default exposed business. See “—Summary of Critical Accounting Estimates—Ceded Reinsurance” for a discussion of our catastrophe reinsurance programs.

ARCH CAPITAL	92	2023 FORM 10-K

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
In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2023. Market risk represents the risk of changes in the fair value of a financial instrument and consists of several components, including liquidity, basis and price risks.
The sensitivity analysis performed as of December 31, 2023 presents hypothetical losses in cash flows, earnings and fair values of market sensitive instruments which were held by us on December 31, 2023 and are sensitive to changes in interest rates and equity security prices. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by us to assess and mitigate risk should not be considered projections of future events of losses.
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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our investment portfolio at December 31, 2023 and 2022:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	-	+50	+100
Dec. 31, 2023
Total fair value	$33.6	$33.1	$32.7	$32.2	$31.7
Change from base	3.0%	1.5%		(1.4)%	(2.8)%
Change in unrealized value	$0.98	$0.49		$(0.46)	$(0.91)
Dec. 31, 2022
Total fair value	$27.2	$26.8	$26.4	$26.0	$25.7
Change from base	2.9%	1.4%		(1.4)%	(2.7)%
Change in unrealized value	$0.77	$0.37		$(0.37)	$(0.71)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at December 31, 2023 and 2022:

(U.S. dollars in billions)	Credit Spread Shift in Percentage
	-100	-50	-	+50	+100
Dec. 31, 2023
Total fair value	$33.8	$33.2	$32.7	$32.1	$31.5
Change from base	3.4%	1.7%		(1.7)%	(3.4)%
Change in unrealized value	$1.11	$0.56		$(0.56)	$(1.11)
Dec. 31, 2022
Total fair value	$27.5	$26.9	$26.4	$25.9	$25.3
Change from base	4.1%	2.0%		(2.0)%	(4.1)%
Change in unrealized value	$1.08	$0.53		$(0.53)	$(1.08)

ARCH CAPITAL	93	2023 FORM 10-K

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR measures the worst expected loss under normal market conditions over a specific time interval at a given confidence level. The 1-year 95th percentile parametric VaR reported herein estimates that 95% of the time, the portfolio loss in a one-year horizon would be less than or equal to the calculated number, stated as a percentage of the measured portfolio’s initial value. The VaR is a variance-covariance based estimate, based on linear sensitivities of a portfolio to a broad set of systematic market risk factors and idiosyncratic risk factors mapped to the portfolio exposures. The relationships between the risk factors are estimated using historical data, and the most recent data points are generally given more weight. As of December 31, 2023, our portfolio’s 95th percentile VaR was estimated to be 7.8%, compared to an estimated 8.8% at December 31, 2022. In periods where the volatility of the risk factors mapped to our portfolio’s exposures is higher due to market conditions, the resulting VaR is higher than in other periods.
Equity Securities. At December 31, 2023 and 2022, the fair value of our investments in equity securities and certain investments accounted for using the equity method with underlying equity strategies totaled $1.0 billion and $0.8 billion, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $101 million and $79 million at December 31, 2023 and 2022, respectively, and would have decreased book value per share by approximately $0.27 and $0.21, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $101 million and $79 million at December 31, 2023 and 2022, respectively, and would have increased book value per share by approximately $0.27 and $0.21, respectively.

Investment-Related Derivatives. At December 31, 2023, the notional value of all derivative instruments (excluding foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $4.2 billion, compared to $6.6 billion at December 31, 2022. If the underlying exposure of each investment-related derivative held at December 31, 2023 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $42 million, and a decrease in book value per share of $0.11, compared to $66 million and $0.18, respectively, on investment-related derivatives held at December 31, 2022. If the underlying exposure of each investment-related derivative held at December 31, 2023 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $42 million, and an increase in book value per share of $0.11, compared to $66 million and $0.18, respectively, on investment-related derivatives held at December 31, 2022. See note 11, “Derivative Instruments,” to our consolidated financial statements in Item 8 for additional disclosures concerning derivatives.
For further discussion on investment activity, please refer to “—Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets.”

ARCH CAPITAL	94	2023 FORM 10-K

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
The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in millions, except per share data)	December 31, 2023	December 31, 2022
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(300)	$(396)
Shareholders’ equity denominated in foreign currencies (1)	1,158	1,056
Net foreign currency forward contracts outstanding (2)	246	312
Net exposures denominated in foreign currencies	$1,104	$972

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(110)	$(97)
Book value per share	$(0.30)	$(0.26)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$110	$97
Book value per share	$0.30	$0.26
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

ARCH CAPITAL	95	2023 FORM 10-K

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARCH CAPITAL	96	2023 FORM 10-K

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Arch Capital Group Ltd.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

ARCH CAPITAL	97	2023 FORM 10-K

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Reserve for Losses and Loss Adjustment Expenses
As described in Notes 3, 5 and 6 to the consolidated financial statements, the reserve for losses and loss adjustment expenses represents estimates of future amounts required to pay losses and loss adjustment expenses for insured or reinsured events which have occurred at or before the balance sheet date. As of December 31, 2023, the Company’s total reserve for losses and loss adjustment expenses was $22.8 billion. For the insurance and reinsurance segments, management estimates ultimate losses and loss adjustment expenses using various generally accepted actuarial methods applied to known losses and other relevant information. Ultimate losses and loss adjustment expenses are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. Management makes a number of key assumptions in their reserving process, including estimating loss development patterns and expected loss ratios. For the mortgage segment, the lead actuarial methodology used by management is a frequency-severity method based on the inventory of pending delinquencies. The assumptions of frequency and severity reflect judgments based on historical data and experience.
The principal considerations for our determination that performing procedures relating to the valuation of the reserve for losses and loss adjustment expenses is a critical audit matter are (i) the significant judgment by management when developing their estimate, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the aforementioned key actuarial methods and key assumptions, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the reserve for losses and loss adjustment expenses, including controls over the selection of key actuarial methods and development of key assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in performing one or a combination of procedures, including (i) developing an independent estimate, on a test basis, of the reserve for losses and loss adjustment expenses, and comparing the independent estimate to management’s actuarially determined reserve for losses and loss adjustment expenses to evaluate the reasonableness of the reserve for losses and loss adjustment expenses and (ii) evaluating the appropriateness of the actuarial methods and reasonableness of the assumptions related to loss development patterns, expected loss ratios, frequency, and severity used by management to determine the Company’s reserve for losses and loss adjustment expenses. Developing the independent estimate and evaluating the appropriateness of the key methods and reasonableness of the key assumptions related to loss development patterns, expected loss ratios, frequency and severity, as applicable, involved testing the completeness and accuracy of historical data provided by management.

ARCH CAPITAL	98	2023 FORM 10-K

Measurement of Deferred Tax Assets related to Certain Identifiable Intangible Assets in Bermuda Entities
As described in Note 15 to the consolidated financial statements, as of December 31, 2023, the Company recognized $1.2 billion in net deferred tax assets related to the Bermuda government’s enactment of the Bermuda Corporate Income Tax Act 2023. As disclosed by management, the enacted legislation includes a provision referred to as the Economic Transition Adjustment, which requires Bermuda entities to establish tax basis in their assets and liabilities, excluding goodwill, based on fair value as of September 30, 2023. The most significant deferred tax assets recognized relates to identifiable intangible assets. Management estimated the fair value of the identifiable intangible assets using discounted cash flow models. The significant assumptions utilized in the discounted cash flow models included the future revenue and profits expected to be generated by the identifiable intangible assets and the discount rates.
The principal considerations for our determination that performing procedures relating to the measurement of deferred tax assets related to certain identifiable intangible assets in Bermuda entities is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of certain identifiable intangible assets, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the future revenue and profits expected to be generated by the certain identifiable intangible assets and the discount rates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the enactment of the Bermuda Corporate Income Tax Act 2023 including controls over the valuation of certain identifiable intangible assets related to the enactment of the Bermuda Corporate Income Tax Act 2023. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the certain identifiable intangible assets, (ii) evaluating the appropriateness of the discounted cash flow models used by management, (iii) testing the completeness and accuracy of the data used in the models, and (iv) evaluating the reasonableness of the significant assumptions used by management related to the future revenue and profits expected to be generated by the certain identifiable intangible assets and the discount rates. Evaluating management’s assumptions related to the future revenue and profits expected to be generated by the identifiable intangible assets involved evaluating whether the assumptions used were reasonable considering (i) the consistency with historical revenue and profits generated by the Bermuda entities and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow models and (ii) the reasonableness of the discount rate assumptions.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 23, 2024
We have served as the Company’s or its predecessor’s auditor since 1995.

ARCH CAPITAL	99	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars and shares in millions)
	December 31,
	2023	2022
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $24,131 and $21,282; net of allowance for credit losses: $28 and $41)	$23,553	$19,683
Short-term investments available for sale, at fair value (amortized cost: $2,064 and $1,333; net of allowance for credit losses: $0 and $0 )	2,063	1,332
Equity securities, at fair value	1,186	860
Other investments (portion measured at fair value: $2,488 and $1,644)	2,488	1,644
Investments accounted for using the equity method	4,566	3,774
Total investments	33,856	27,293

Cash	917	855
Accrued investment income	236	159
Investment in operating affiliates	1,119	965
Premiums receivable (net of allowance for credit losses: $34 and $35)	4,644	3,625
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (net of allowance for credit losses: $21 and $22)	7,064	6,564
Contractholder receivables (net of allowance for credit losses: $3 and $3)	1,814	1,731
Ceded unearned premiums	2,170	1,799
Deferred acquisition costs	1,531	1,264
Receivable for securities sold	63	12
Goodwill and intangible assets	731	804
Other assets	4,761	2,919
Total assets	$58,906	$47,990

Liabilities
Reserve for losses and loss adjustment expenses	$22,752	$20,032
Unearned premiums	8,808	7,337
Reinsurance balances payable	2,000	1,530
Contractholder payables	1,817	1,734
Collateral held for insured obligations	259	249
Senior notes	2,726	2,725
Payable for securities purchased	247	95
Other liabilities	1,942	1,367
Total liabilities	40,551	35,069

Commitments and Contingencies (refer to Note 18)
Redeemable noncontrolling interests	2	11

Shareholders’ Equity
Non-cumulative preferred shares	830	830
Common shares ($0.0011 par, shares issued: 591.9 and 588.3)	1	1
Additional paid-in capital	2,327	2,211
Retained earnings	20,295	15,892
Accumulated other comprehensive income (loss), net of deferred income tax	(676)	(1,646)
Common shares held in treasury, at cost (shares: 218.5 and 217.9)	(4,424)	(4,378)
Total shareholders' equity available to Arch	18,353	12,910
Total liabilities, noncontrolling interests and shareholders' equity	$58,906	$47,990
See Notes to Consolidated Financial Statements

ARCH CAPITAL	100	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars and shares in millions, except per share data)
	Year Ended December 31,
	2023	2022	2021
Revenues
Net premiums earned	$12,440	$9,679	$8,082
Net investment income	1,023	496	389
Net realized gains (losses)	(165)	(663)	380
Other underwriting income	31	13	21
Equity in net income of investments accounted for using the equity method	278	115	366
Other income (loss)	27	(27)	10
Total revenues	13,634	9,613	9,248

Expenses
Losses and loss adjustment expenses	6,246	5,028	4,585
Acquisition expenses	2,312	1,740	1,303
Other operating expenses	1,301	1,128	999
Corporate expenses	102	95	78
Amortization of intangible assets	95	106	82
Interest expense	133	131	139
Net foreign exchange losses (gains)	60	(102)	(41)
Total expenses	10,249	8,126	7,145

Income before income taxes and income (loss) from operating affiliates	3,385	1,487	2,103

Income taxes:
Current tax expense (benefit)	288	201	295
Deferred tax expense (benefit)	(1,161)	(121)	(167)
Income tax expense (benefit)	(873)	80	128

Income (loss) from operating affiliates	184	75	264
Net income	$4,442	$1,482	$2,239
Net (income) loss attributable to noncontrolling interests	1	(6)	(82)
Net income available to Arch	4,443	1,476	2,157
Preferred dividends	(40)	(40)	(48)
Loss on redemption of preferred shares	—	—	(15)
Net income available to Arch common shareholders	$4,403	$1,436	$2,094

Net income per common share and common share equivalent
Basic	$11.94	$3.90	$5.35
Diluted	$11.62	$3.80	$5.23

Weighted average common shares and common share equivalents outstanding
Basic	368.7	368.6	391.7
Diluted	378.8	377.6	400.3

See Notes to Consolidated Financial Statements

ARCH CAPITAL	101	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in millions)
	Year Ended December 31,
	2023	2022	2021
Comprehensive Income
Net income	$4,442	$1,482	$2,239
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during year	547	(1,772)	(386)
Reclassification of net realized (gains) losses, included in net income	400	247	(117)
Foreign currency translation adjustments	23	(56)	(65)
Comprehensive income (loss)	5,412	(99)	1,671
Net (income) loss attributable to noncontrolling interests	1	(6)	(82)
Other comprehensive (income) loss attributable to noncontrolling interests	—	—	14
Comprehensive income available to Arch (loss)	$5,413	$(105)	$1,603
See Notes to Consolidated Financial Statements

ARCH CAPITAL	102	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (U.S. dollars in millions)
	Year Ended December 31,
	2023	2022	2021
Non-cumulative preferred shares
Balance at beginning of year	$830	$830	$780
Preferred shares issued	—	—	500
Preferred shares redeemed	—	—	(450)
Balance at end of year	830	830	830

Common shares
Balance at beginning and end of year	1	1	1

Additional paid-in capital
Balance at beginning of year	2,211	2,085	1,978
Issue costs on preferred shares issued	—	—	(14)
Reversal of issue costs on preferred shares redeemed	—	—	15
Amortization of share-based compensation	93	88	86
Other changes	23	38	20
Balance at end of year	2,327	2,211	2,085

Retained earnings
Balance at beginning of year	15,892	14,456	12,362
Net income	4,442	1,482	2,239
Net (income) loss attributable to noncontrolling interests	1	(6)	(82)
Preferred share dividends	(40)	(40)	(48)
Loss on redemption of preferred shares	—	—	(15)
Balance at end of year	20,295	15,892	14,456

Accumulated other comprehensive income (loss)
Balance at beginning of year	(1,646)	(65)	489
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of year	(1,512)	13	501
Unrealized holding gains (losses) during period, net of reclassification adjustment	947	(1,525)	(503)
Unrealized holding gains (losses) during period attributable to noncontrolling interests	—	—	15
Balance at end of year	(565)	(1,512)	13
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of year	(134)	(78)	(12)
Foreign currency translation adjustments	23	(56)	(65)
Foreign currency translation adjustments attributable to noncontrolling interests	—	—	(1)
Balance at end of year	(111)	(134)	(78)
Balance at end of year	(676)	(1,646)	(65)

Common shares held in treasury, at cost
Balance at beginning of year	(4,378)	(3,761)	(2,504)
Shares repurchased for treasury	(46)	(617)	(1,257)
Balance at end of year	(4,424)	(4,378)	(3,761)

Total shareholders’ equity	$18,353	$12,910	$13,546

See Notes to Consolidated Financial Statements

ARCH CAPITAL	103	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in millions)
	Year Ended December 31,
	2023	2022	2021
Operating Activities
Net income	$4,442	$1,482	$2,239
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	182	651	(427)
Equity in net (income) or loss of investments accounted for using the equity method and other income or loss	(215)	154	(464)
Amortization of intangible assets	95	106	82
Share-based compensation	93	88	88
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	2,138	1,890	1,762
Unearned premiums, net of ceded unearned premiums	1,028	1,399	935
Premiums receivable	(981)	(1,110)	(685)
Deferred acquisition costs	(235)	(374)	(263)
Reinsurance balances payable	455	(36)	499
Deferred income tax assets, net	(1,161)	(121)	(167)
Other items, net	(92)	(313)	(174)
Net cash provided by operating activities	5,749	3,816	3,425

Investing Activities
Purchases of fixed maturity investments	(18,062)	(16,390)	(35,452)
Purchases of equity securities	(456)	(797)	(1,175)
Purchases of other investments	(2,171)	(1,720)	(1,859)
Proceeds from sales of fixed maturity investments	14,105	11,844	33,577
Proceeds from sales of equity securities	288	1,554	918
Proceeds from sales, redemptions and maturities of other investments	768	1,220	1,766
Proceeds from redemptions and maturities of fixed maturity investments	781	715	1,629
Net settlements of derivative instruments	50	(69)	(39)
Net (purchases) sales of short-term investments	(696)	467	165
Purchase of operating affiliate	—	—	(754)
Impact of the deconsolidation of the variable interest entity	—	—	(349)
Purchases of fixed assets	(52)	(50)	(41)
Other	(23)	125	(524)
Net cash used for investing activities	(5,468)	(3,101)	(2,138)

Financing Activities
Proceeds from issuance of preferred shares, net	—	—	486
Redemption of preferred shares	—	—	(450)
Purchases of common shares under share repurchase program	—	(586)	(1,234)
Proceeds from common shares issued, net	(2)	6	6
Third party investment in non-redeemable noncontrolling interests	—	—	16
Third party investment in redeemable noncontrolling interests	(22)	—	—
Dividends paid to redeemable noncontrolling interests	—	—	(2)
Other	(5)	(86)	(4)
Preferred dividends paid	(40)	(40)	(47)
Net cash provided by (used for) financing activities	(69)	(706)	(1,229)

Effects of exchange rate changes on foreign currency cash and restricted cash	13	(50)	(34)

Increase (decrease) in cash and restricted cash	225	(41)	24
Cash and restricted cash, beginning of year	1,273	1,314	1,290
Cash and restricted cash, end of year	$1,498	$1,273	$1,314

Income taxes paid (received)	$267	$255	$286
Interest paid	$127	$128	$139
See Notes to Consolidated Financial Statements

ARCH CAPITAL	104	2023 FORM 10-K

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
The Company’s 2021 consolidated financial statements included the results of Somers Group Holdings Ltd. (formerly Watford Holdings Ltd.) and its wholly owned subsidiaries (“Somers”). Effective July 1, 2021, Somers is wholly owned by Greysbridge Holdings Ltd., (“Greysbridge”) and Greysbridge is owned 40% by the Company, 30% by certain investment funds managed by Kelso & Company (“Kelso”) and 30% by certain investment funds managed by Warburg Pincus LLC (“Warburg”). Based on the governing documents of Greysbridge, the Company concluded that, while it retains significant influence over Somers, Somers no longer constitutes a variable interest entity. Accordingly, effective July 1, 2021, Arch no longer consolidates the results of Somers in its consolidated financial statements and footnotes. See note 12, “Variable Interest Entity and Noncontrolling Interests”.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. The Company’s principal estimates include:
•The reserve for losses and loss adjustment expenses;
•Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses, including the provision for uncollectible amounts;

ARCH CAPITAL	105	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Estimates of written and earned premiums;
•The valuation of the investment portfolio and assessment of allowance for credit losses;
•The valuation of purchased intangible assets;
•The assessment of goodwill and intangible assets for impairment; and
•The valuation of deferred income tax assets.
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

ARCH CAPITAL	106	2023 FORM 10-K

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
Unearned premiums for the Company’s mortgage operations represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. A portion of premium payments may be refundable if the insured cancels coverage, which generally occurs when the loan is repaid, the loan amortizes to a sufficiently low amount to trigger a lender permitted or legally required cancellation, or the value of the property has increased sufficiently in accordance with the terms of the contract. Premium refunds reduce premiums earned in the consolidated statements of income. Generally, only unearned premiums are refundable.
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

ARCH CAPITAL	107	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
profitability of the Company’s existing mortgage insurance business and the need for a PDR for its mortgage business involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of potential losses and premium revenues. No premium deficiency charges were recorded by the Company during 2023, 2022 or 2021.
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

ARCH CAPITAL	108	2023 FORM 10-K

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

ARCH CAPITAL	109	2023 FORM 10-K

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
(i) Derivative Instruments
The Company recognizes all derivative instruments, including embedded derivative instruments, at fair value in its consolidated balance sheets. The Company employs the use of derivative instruments within its operations to mitigate risks arising from assets and liabilities held in foreign currencies as well as part of its overall investment strategy. For such instruments, changes in assets and liabilities measured at fair value are recorded as “Net realized gains (losses)” in the consolidated statements of income. In addition, the Company’s derivative instruments include amounts related to underwriting activities where an insurance or reinsurance contract meets the accounting definition of a derivative instrument. For such contracts, changes in fair value are reflected in “Other underwriting income” in the consolidated statements of income as the underlying contract originates from the Company’s underwriting operations. For the periods ended 2023, 2022, and 2021, the Company did not designate any derivative instruments as hedges under the relevant accounting guidance. See note 11, “Derivative Instruments” for additional information.
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

ARCH CAPITAL	110	2023 FORM 10-K

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

ARCH CAPITAL	111	2023 FORM 10-K

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
On December 27, 2023 the Bermuda government enacted tax legislation referred to as the Corporate Income Tax Act 2023 (“Bermuda CIT Act”). The Bermuda CIT Act establishes a 15% corporate income tax, for in-scope businesses, for fiscal years beginning on or after January 1, 2025. The enacted legislation includes a provision referred to as the Economic Transition Adjustment, which requires Bermuda Constituent entities to establish tax basis in their assets and liabilities, excluding goodwill, based on fair value as of September 30, 2023. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See note 15, “Income Taxes” for additional information regarding Company’s deferred income tax asset.
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

ARCH CAPITAL	112	2023 FORM 10-K

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
ASU 2023-07, “Segment Reporting – Improvements to Reportable Segments Disclosures,” was issued in November 2023. This ASU enhances disclosures of significant segment expenses by requiring to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), extend certain annual disclosures to interim periods, and permit more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted, including adoption in any interim periods for which financial statements have not been issued. Based on its current analysis, the Company does not expect that the new guidance will have a material effect on the Company’s consolidated financial statements.

ARCH CAPITAL	113	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ASU 2023-09, “Improvements to Income Tax Disclosures,” was issued in December 2023 with the stated purpose of enhancing the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. While early adoption is permitted, a public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements and related disclosures.
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
•    Excess and surplus casualty: primary and excess casualty insurance coverages written primarily on a non-admitted basis.
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

ARCH CAPITAL	114	2023 FORM 10-K

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
•Other: primarily includes life reinsurance business.
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

ARCH CAPITAL	115	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders, summary information regarding net premiums written and earned by major line of business and net premiums written by location:

	Year Ended December 31, 2023
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total
Gross premiums written (1)	$7,911	$9,113	$1,387	$18,403	$—	$18,403
Premiums ceded (1)	(2,049)	(2,559)	(335)	(4,935)	—	(4,935)
Net premiums written	5,862	6,554	1,052	13,468	—	13,468
Change in unearned premiums	(416)	(718)	106	(1,028)	—	(1,028)
Net premiums earned	5,446	5,836	1,158	12,440	—	12,440
Other underwriting income	—	17	14	31	—	31
Losses and loss adjustment expenses	(3,122)	(3,227)	103	(6,246)	—	(6,246)
Acquisition expenses	(1,055)	(1,240)	(17)	(2,312)	—	(2,312)
Other operating expenses	(819)	(288)	(194)	(1,301)	—	(1,301)
Underwriting income	$450	$1,098	$1,064	2,612	—	2,612

Net investment income				1,023	—	1,023
Net realized gains (losses)				(165)	—	(165)
Equity in net income (loss) of investments accounted for using the equity method				278	—	278
Other income (loss)				27	—	27
Corporate expenses				(96)	—	(96)
Transaction costs and other				(6)	—	(6)
Amortization of intangible assets				(95)	—	(95)
Interest expense				(133)	—	(133)
Net foreign exchange gains (losses)				(60)	—	(60)
Income (loss) before income taxes and income (loss) from operating affiliates				3,385	—	3,385
Income tax (expense) benefit				873	—	873
Income (loss) from operating affiliates				184	—	184
Net income (loss)				4,442	—	4,442
Amounts attributable to redeemable noncontrolling interests				1	—	1
Net income (loss) available to Arch				4,443	—	4,443
Preferred dividends				(40)	—	(40)
Net income (loss) available to Arch common shareholders				$4,403	$—	$4,403

Underwriting Ratios
Loss ratio	57.3%	55.3%	-8.9%	50.2%	—%	50.2%
Acquisition expense ratio	19.4%	21.2%	1.4%	18.6%	—%	18.6%
Other operating expense ratio	15.0%	4.9%	16.8%	10.5%	—%	10.5%
Combined ratio	91.7%	81.4%	9.3%	79.3%	—%	79.3%

Goodwill and intangible assets	$224	$130	$377	$731	$—	$731

Total investable assets				$34,589	$—	$34,589
Total assets				58,906	—	58,906
Total liabilities				40,551	—	40,551
(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.

ARCH CAPITAL	116	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2022
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total
Gross premiums written (1)	$6,931	$6,948	$1,455	$15,327	$—	$15,327
Premiums ceded (1)	(1,910)	(2,024)	(322)	(4,249)	—	(4,249)
Net premiums written	5,021	4,924	1,133	11,078	—	11,078
Change in unearned premiums	(461)	(965)	27	(1,399)	—	(1,399)
Net premiums earned	4,560	3,959	1,160	9,679	—	9,679
Other underwriting income	—	5	8	13	—	13
Losses and loss adjustment expenses	(2,784)	(2,568)	324	(5,028)	—	(5,028)
Acquisition expenses, net	(887)	(813)	(40)	(1,740)	—	(1,740)
Other operating expenses	(665)	(268)	(195)	(1,128)	—	(1,128)
Underwriting income (loss)	$224	$315	$1,257	1,796	—	1,796

Net investment income				496	—	496
Net realized gains (losses)				(663)	—	(663)
Equity in net income (loss) of investments accounted for using the equity method				115	—	115
Other income (loss)				(27)	—	(27)
Corporate expenses				(95)	—	(95)
Transaction costs and other				—	—	—
Amortization of intangible assets				(106)	—	(106)
Interest expense				(131)	—	(131)
Net foreign exchange gains (losses)				102	—	102
Income (loss) before income taxes and income (loss) from operating affiliates				1,487	—	1,487
Income tax (expense) benefit				(80)	—	(80)
Income (loss) from operating affiliates				75	—	75
Net income (loss)				1,482	—	1,482
Amounts attributable to redeemable noncontrolling interests				(6)	—	(6)
Net income (loss) available to Arch				1,476	—	1,476
Preferred dividends				(40)	—	(40)
Net income (loss) available to Arch common shareholders				$1,436	$—	$1,436

Underwriting Ratios
Loss ratio	61.0%	64.9%	-28.0%	51.9%	—%	51.9%
Acquisition expense ratio	19.4%	20.5%	3.5%	18.0%	—%	18.0%
Other operating expense ratio	14.6%	6.8%	16.8%	11.7%	—%	11.7%
Combined ratio	95.0%	92.2%	-7.7%	81.6%	—%	81.6%

Goodwill and intangible assets	$229	$145	$430	$804	$—	$804

Total investable assets				$28,065	$—	$28,065
Total assets				47,990	—	47,990
Total liabilities				35,069	—	35,069
(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.

ARCH CAPITAL	117	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2021
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total
Gross premiums written (1)	$5,868	$5,094	$1,508	$12,463	$458	$12,752
Premiums ceded (1)	(1,719)	(1,840)	(247)	(3,799)	(105)	(3,735)
Net premiums written	4,149	3,254	1,261	8,664	353	9,017
Change in unearned premiums	(524)	(413)	22	(915)	(20)	(935)
Net premiums earned	3,625	2,841	1,283	7,749	333	8,082
Other underwriting income	—	3	18	21	—	21
Losses and loss adjustment expenses	(2,345)	(1,925)	(57)	(4,327)	(258)	(4,585)
Acquisition expenses, net	(606)	(537)	(97)	(1,240)	(63)	(1,303)
Other operating expenses	(559)	(214)	(193)	(966)	(33)	(999)
Underwriting income (loss)	$115	$168	$954	1,237	(21)	1,216

Net investment income				347	42	389
Net realized gains (losses)				299	81	380
Equity in net income (loss) of investments accounted for using the equity method				366	—	366
Other income (loss)				10	—	10
Corporate expenses				(76)	—	(76)
Transaction costs and other				(1)	(1)	(2)
Amortization of intangible assets				(81)	(1)	(82)
Interest expense				(131)	(8)	(139)
Net foreign exchange gains (losses)				42	(1)	41
Income (loss) before income taxes and income (loss) from operating affiliates				2,012	91	2,103
Income tax (expense) benefit				(128)	—	(128)
Income (loss) from operating affiliates				264	—	264
Net income				2,148	91	2,239
Amounts attributable to redeemable noncontrolling interests				(2)	(2)	(4)
Amounts attributable to nonredeemable noncontrolling interests				—	(78)	(78)
Net income (loss) available to Arch				2,148	9	2,157
Preferred dividends				(48)	—	(48)
Loss on redemption of preferred shares				(15)	—	(15)
Net income (loss) available to Arch common shareholders				$2,085	$9	$2,094

Underwriting Ratios
Loss ratio	64.6%	67.8%	4.4%	55.8%	78.0%	56.7%
Acquisition expense ratio	16.7%	18.9%	7.6%	16.0%	18.9%	16.1%
Other operating expense ratio	15.4%	7.5%	15.1%	12.5%	9.9%	12.4%
Combined ratio	96.7%	94.2%	27.1%	84.3%	106.8%	85.2%

Goodwill and intangible assets	$256	$184	$505	$945	$—	$945

Total investable assets				$27,442	$—	$27,442
Total assets				45,101	—	45,101
Total liabilities				31,546	—	31,546
(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.

ARCH CAPITAL	118	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables provide summary information regarding net premiums earned by major line of business and net premiums written by underwriting location:

INSURANCE SEGMENT	Year Ended December 31,
	2023	2022	2021
Net premiums earned (1)
Professional lines	$1,419	$1,314	$943
Property, energy, marine and aviation	1,064	772	668
Programs	658	590	507
Construction and national accounts	561	432	417
Travel, accident and health	557	492	256
Excess and surplus casualty	486	393	318
Warranty and lenders solutions	185	128	153
Other	516	439	363
Total	$5,446	$4,560	$3,625

Net premiums written by underwriting location (1)
United States	$3,780	$3,342	$2,812
Europe	1,774	1,405	1,126
Other	308	274	211
Total	$5,862	$5,021	$4,149

REINSURANCE SEGMENT	Year Ended December 31,
	2023	2022	2021
Net premiums earned (1)
Other specialty	$2,097	$1,378	$819
Property excluding property catastrophe	1,645	1,090	838
Casualty	1,005	855	667
Property catastrophe	742	367	280
Marine and aviation	229	159	153
Other	118	110	84
Total	$5,836	$3,959	$2,841

Net premiums written by underwriting location (1)
United States	$1,756	$1,247	$829
Bermuda	3,288	2,561	1,555
Europe and other	1,510	1,116	870
Total	$6,554	$4,924	$3,254

MORTGAGE SEGMENT	Year Ended December 31,
	2023	2022	2021
Net premiums earned
U.S. primary mortgage insurance	$759	$804	$953
U.S. credit risk transfer (CRT) and other	220	196	181
International mortgage insurance/reinsurance	179	160	149
Total	$1,158	$1,160	$1,283

Net premiums written by underwriting location
United States	$743	$781	$913
Other	309	352	348
Total	$1,052	$1,133	$1,261

(1)    Segment results include intersegment transactions.

ARCH CAPITAL	119	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER SEGMENT	Year Ended December 31,
	2023	2022	2021
Net premiums earned (1)
Casualty	$—	$—	$138
Other specialty	—	—	118
Property catastrophe	—	—	15
Property excluding property catastrophe	—	—	7
Marine and aviation	—	—	—
Other	—	—	55
Total	$—	$—	$333

Net premiums written by underwriting location (1)
United States	$—	$—	$63
Europe	—	—	91
Bermuda	—	—	199
Total	$—	$—	$353
(1)    Segment results include intersegment transactions.

ARCH CAPITAL	120	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Year Ended December 31,
	2023	2022	2021
Reserve for losses and loss adjustment expenses at beginning of year	$20,032	$17,757	$16,514
Unpaid losses and loss adjustment expenses recoverable	6,280	5,599	4,315
Net reserve for losses and loss adjustment expenses at beginning of year	13,752	12,158	12,199

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	6,784	5,797	4,940
Prior years	(538)	(769)	(355)
Total net incurred losses and loss adjustment expenses	6,246	5,028	4,585

Net losses and loss adjustment expense reserves of acquired business (1)	—	—	104

Retroactive reinsurance transactions (2)	—	—	(444)

Impact of deconsolidation of Somers (3)	—	—	(1,461)

Foreign exchange (gains) losses and other	157	(293)	2

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(1,081)	(888)	(734)
Prior years	(3,012)	(2,253)	(2,093)
Total net paid losses and loss adjustment expenses	(4,093)	(3,141)	(2,827)

Net reserve for losses and loss adjustment expenses at end of year	16,062	13,752	12,158
Unpaid losses and loss adjustment expenses recoverable	6,690	6,280	5,599
Reserve for losses and loss adjustment expenses at end of year	$22,752	$20,032	$17,757
(1)    Represents activity related to the Company’s acquisitions in the 2021 period. See note 2, “Acquisitions.”
(2)    See ‘Retroactive Reinsurance Transactions’ section.
(3)    See note 12, “Variable Interest Entity and Noncontrolling Interests.”
Development on Prior Year Loss Reserves
Year Ended December 31, 2023
During 2023, the Company recorded estimated net favorable development on prior year loss reserves of $538 million, which consisted of net favorable development of $42 million from the insurance segment, $152 million from the reinsurance segment and $344 million from the mortgage segment.
The insurance segment’s net favorable development of $42 million, or 0.8 points of net earned premium, consisted of $107 million of net favorable development in short and long-tailed lines partially offset by $65 million of net adverse development from medium-tailed lines. Net favorable development in short-tailed lines reflected $32 million of favorable development in property (excluding marine), primarily from the 2022 accident year (i.e., the year in which a loss occurred), $22 million of favorable development related to warranty and lenders solutions business, primarily from the 2022 accident year, and $15 million of favorable development related to travel and accident business, primarily from the 2020 and 2022 accident years. Net favorable development in long-tailed lines included $28 million of favorable development in executive assurance business, primarily from the 2019 and 2021 accident years, and $17 million of favorable development in alternative markets business, primarily from the 2021 and prior accident years. Such amounts were partially offset by $6 million of net adverse development in construction and national accounts, primarily from the 2020 to 2022 accident years. Net adverse development in medium-tailed lines reflected $50 million of adverse development in professional liability business, primarily from the 2017 to 2020 accident years, and $21 million of adverse development in contract binding business, primarily from 2020 and prior accident years, partially offset by $12 million of favorable development in marine business, primarily from the 2020 and 2021 accident years.

ARCH CAPITAL	121	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reinsurance segment’s net favorable development of $152 million, or 2.6 points of net earned premium, consisted of $202 million of net favorable development from short and medium-tailed lines, partially offset by $50 million of net adverse development from long-tailed lines. Net favorable development in short-tailed lines reflected $93 million of favorable development from property other than property catastrophe business, primarily from the 2020 to 2022 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period), $51 million of favorable development from property catastrophe business, primarily from the 2019 to 2022 underwriting years, $35 million from other specialty business, primarily from the 2021 underwriting year, and $13 million of favorable development from other lines of business, primarily from the 2020 underwriting year. Net favorable development in medium-tailed lines reflected $9 million from marine and aviation business, primarily from 2021 and prior underwriting years. Net adverse development in long-tailed lines primarily reflected $46 million from casualty business, primarily from the 2013 to 2020 underwriting years.
The mortgage segment net favorable development was $344 million, or 29.7 points, for the 2023 period, with the largest contributor being reserve releases associated with the U.S. first lien portfolio from the 2020 to 2022 accident years. The Company’s credit risk transfer and international businesses also contributed to the favorable development.
Year Ended December 31, 2022
During 2022, the Company recorded estimated net favorable development on prior year loss reserves of $769 million, which consisted of net favorable development of $25 million from the insurance segment, $190 million from the reinsurance segment and $554 million from the mortgage segment.
The insurance segment’s net favorable development of $25 million, or 0.6 points of net earned premium, consisted of $55 million of net favorable development in short-tailed lines partially offset by $30 million of net adverse development from medium-tailed and long-tailed lines. Net favorable development in short-tailed lines reflected $37 million of favorable development in warranty and lenders solutions, primarily from the 2021 accident year, and $15 million of favorable development related to travel and accident business, primarily from the 2020 and 2021 accident years. Net adverse development in medium-tailed lines reflected $25 million of adverse development in professional liability business, primarily from the 2013 to 2015 and 2018 to 2020 accident years, and $6 million of adverse development in contract binding business, across most accident years, partially offset by $13 million of favorable development in marine business, across most accident years.
Net adverse development in long-tail lines reflected $19 million of adverse development related to casualty business, primarily from the 2020 and 2021 accident years, and $7 million of adverse development on construction and national accounts, primarily from the 2017, 2020 and 2021 accident years. This is partially offset by $22 million of favorable development in other business, including alternative markets and excess workers’ compensation, primarily from the 2019 and prior accident years.
The reinsurance segment’s net favorable development of $190 million, or 4.8 points of net earned premium, consisted of $196 million of net favorable development from short-tailed and medium-tailed lines, partially offset by $5 million of net adverse development from long-tailed lines. Net favorable development in short-tailed lines reflected $109 million of favorable development from property other than property catastrophe business, primarily from the 2018 to 2021 underwriting years, $24 million of favorable development from property catastrophe business, primarily from the 2018 to 2020 underwriting years, and $35 million from other specialty business, primarily from the 2016 and 2021 underwriting years. Net favorable development in medium-tailed lines reflected $28 million in marine and aviation lines, across most underwriting years. Net adverse development in long-tailed lines primarily reflected $5 million in casualty, spread across many prior underwriting years.
The mortgage segment experienced net favorable development of $554 million, or 47.8 points of net earned premium, with the majority of reserve releases being on COVID-related delinquencies associated with the U.S. first lien portfolio from the 2020 and 2021 accident years. The Company’s credit risk transfer, international, second lien and student loan businesses also contributed to the favorable development.
Year Ended December 31, 2021
During 2021, the Company recorded estimated net favorable development on prior year loss reserves of $355 million, which consisted of net favorable development of $16 million from the insurance segment, $179 million from the reinsurance segment, $170 million from the mortgage segment, partially offset by $8 million of adverse development from the ‘other’ segment (activity prior to the deconsolidation of Somers).
The insurance segment’s net favorable development of $16 million, or 0.4 points of net earned premium, consisted of $110 million of net favorable development in short-tailed and long-tailed lines mostly offset by $94 million of net adverse development from medium-tailed lines. Net favorable development of $82 million in short-tailed lines reflected $39 million of favorable development from property

ARCH CAPITAL	122	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(excluding marine), primarily from the 2018 to 2020 accident years, $27 million of favorable development in warranty and lenders solutions, primarily from the 2020 accident year, and $16 million of favorable development on travel and accident, primarily from the 2016 to 2020 accident years. Net favorable development of $28 million in long-tailed lines reflected favorable development in construction, national accounts and alternative markets, primarily from the 2016 to 2019 accident years, partially offset by adverse development in executive assurance, primarily from the 2015, 2017 and 2018 accident years. Net adverse development in medium-tailed lines reflected $58 million of adverse development in contract binding, primarily from the 2013 to 2019 accident years and $31 million of adverse development in professional liability, primarily from the 2018 to 2020 accident years.
The reinsurance segment’s net favorable development of $179 million, or 6.3 points of net earned premium, consisted of $184 million of net favorable development from short-tailed and medium-tailed lines, partially offset by $5 million of net adverse development from long-tailed lines. Net favorable development of $176 million in short-tailed lines reflected $123 million from other specialty lines, primarily from the 2014 to 2019 underwriting years, and $89 million of favorable development from property other than property catastrophe business, primarily from the 2015 to 2020 underwriting years. Such amounts were partially offset by adverse development of $36 million from property catastrophe, primarily from the 2020 underwriting year. Adverse development in long-tailed lines reflected an increase in casualty, primarily from the 2018 underwriting year.
The mortgage segment experienced net favorable development of $170 million, or 13.2 points of net earned premium. Approximately a third of this development came from the U.S. first lien portfolio, which benefited from improving economic conditions and rising home prices, resulting in reduced claim rate assumptions primarily associated with pre-pandemic delinquencies. Various vintage CRT contracts also experienced similar effects and contributed to the favorable development, including the effect of contracts called by the GSEs. Subrogation recoveries on second lien and student loan business and international business also contributed to the favorable development.
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

ARCH CAPITAL	123	2023 FORM 10-K

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

ARCH CAPITAL	124	2023 FORM 10-K

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

ARCH CAPITAL	125	2023 FORM 10-K

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
From time to time, the Company enters into loss portfolio transfer and adverse development cover reinsurance agreements accounted for as retroactive reinsurance. These agreements transfer Loss Reserves and future favorable or adverse development on certain runoff programs and certain third party occurrence business, within multi-line and other specialty business (the “Covered Lines”). As incurred losses and allocated loss adjustment expenses for the Covered Lines are ceded to the reinsurer, the Company is not exposed to changes in the amount, timing and uncertainty of cash flows arising from the Covered Lines. To avoid distortion, the incurred losses and allocated loss adjustment expenses and cumulative paid losses and loss adjustment expenses for the Covered Lines are excluded entirely from the tables below. Unpaid loss and loss adjustment expenses recoverable at December 31, 2023 included $225 million related to such reinsurance agreements.

ARCH CAPITAL	126	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present information on the insurance segment’s short-duration insurance contracts:

Property, energy, marine and aviation (in millions except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2023
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$148	$146	$147	$136	$132	$134	$135	$135	$134	$133	$2	3,871
2015		112	110	104	102	98	92	92	91	89	2	4,530
2016			104	101	105	100	96	92	88	88	—	6,171
2017				281	246	236	230	231	225	225	1	6,475
2018					181	186	174	170	170	172	5	5,077
2019						179	179	165	161	159	(1)	7,018
2020							359	329	336	333	9	8,212
2021								427	429	423	41	8,807
2022									522	495	74	13,274
2023										571	275	13,682
									Total	$2,688

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2014	$26	$54	$78	$84	$88	$98	$115	$122	$123	$125
2015		24	65	76	86	88	86	87	88	86
2016			25	83	98	97	95	91	87	87
2017				30	140	196	212	216	218	220
2018					30	102	135	143	150	154
2019						26	105	134	139	148
2020							56	194	251	293
2021								90	268	343
2022									100	276
2023										146
					Total					1,878
					All outstanding liabilities before 2014, net of reinsurance					14
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$824

Third party occurrence business (in millions except claim count)
	Incurred losses and allocated loss adjustment expenses, net of reinsurance										December 31, 2023
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$330	$336	$339	$343	$339	$344	$343	$343	$345	$344	$49	75,679
2015		359	392	399	392	391	382	386	379	377	66	78,689
2016			390	394	406	399	375	368	363	352	77	78,883
2017				417	418	422	412	407	406	405	100	84,687
2018					430	453	451	451	459	462	127	78,320
2019						456	487	481	471	470	154	86,139
2020							607	616	640	632	226	92,279
2021								622	663	659	290	92,672
2022									688	726	513	92,564
2023										877	750	72,833
									Total	$5,304

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2014	$9	$40	$71	$113	$162	$191	$211	$224	$237	$257
2015		11	45	88	139	182	212	227	249	268
2016			12	42	88	137	165	195	215	231
2017				13	52	100	135	165	221	247
2018					17	64	115	154	200	247
2019						18	73	122	173	214
2020							24	77	155	235
2021								26	91	174
2022									24	85
2023										32
					Total					1,990
					All outstanding liabilities before 2014, net of reinsurance					287
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$3,601

ARCH CAPITAL	127	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Third party claims-made business (in millions except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2023
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$264	$279	$299	$279	$281	$297	$291	$288	$296	$287	$14	14,494
2015		259	277	276	260	255	252	268	267	274	13	13,932
2016			275	291	308	314	322	327	330	327	18	14,912
2017				270	286	312	308	323	317	338	48	15,473
2018					273	314	320	336	347	367	44	17,098
2019						289	317	317	322	330	66	15,879
2020							383	413	423	446	118	15,239
2021								515	518	499	254	16,323
2022									669	655	448	18,563
2023										811	641	20,494
									Total	$4,334

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2014	$14	$63	$129	$173	$207	$229	$243	$249	$260	$266
2015		9	52	100	126	174	193	217	221	242
2016			11	68	127	158	205	242	257	296
2017				9	68	113	143	196	233	258
2018					12	68	118	158	208	258
2019						12	65	122	155	197
2020							17	87	152	215
2021								23	90	163
2022									25	100
2023										64
					Total					2,059
					All outstanding liabilities before 2014, net of reinsurance					77
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$2,352

Multi-line and other specialty (in millions except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2023
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$302	$326	$318	$318	$317	$313	$310	$309	$311	$310	$4	148,702
2015		335	358	357	365	357	349	347	345	345	5	180,468
2016			409	431	428	416	410	408	409	406	7	192,955
2017				482	501	491	501	504	513	516	9	235,539
2018					512	565	563	565	565	565	14	260,995
2019						567	612	640	651	657	21	252,766
2020							618	569	515	517	44	166,357
2021								635	619	614	76	114,447
2022									678	642	157	143,264
2023										817	450	118,241
									Total	$5,389

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2014	$108	$197	$234	$267	$281	$292	$293	$295	$296	$297
2015		138	236	278	306	321	327	330	331	333
2016			176	305	342	363	379	385	390	392
2017				181	342	381	423	446	472	480
2018					212	389	443	480	509	527
2019						212	386	487	549	577
2020							172	309	359	406
2021								157	335	428
2022									177	371
2023										254
					Total					4,065
					All outstanding liabilities before 2014, net of reinsurance					24
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$1,348

ARCH CAPITAL	128	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance, as of December 31, 2023:

	Average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Property, energy, marine and aviation	20.5%	43.7%	18.1%	6.0%	2.2%	1.0%	2.6%	1.9%	(0.4)%	1.5%
Third party occurrence business	3.5%	9.4%	11.5%	11.4%	9.9%	9.8%	5.6%	4.6%	4.4%	5.6%
Third party claims-made business	4.1%	15.5%	16.5%	11.1%	14.3%	10.1%	6.3%	5.2%	5.7%	2.0%
Multi-line and other specialty	34.0%	29.3%	11.3%	8.2%	4.5%	2.9%	1.1%	0.4%	0.4%	0.5%
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
As mentioned above, there can be a considerable time lag from the time a claim is reported to a ceding company to the time it is reported to the reinsurer. The lag can be several years in some cases and may be attributed to a number of reasons, including the time it takes to investigate a claim, delays associated with the litigation process, the deterioration in a claimant’s physical condition many years after an accident occurs, the case reserving approach of the ceding company, etc. In the reserving process, the Company assumes that such lags are predictable, on average, over time and therefore the lags are contemplated in the loss reporting patterns used in their actuarial methods. This means that the reinsurance segment must rely on estimates for a longer period of time than does an insurance company. Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2023 there were no significant backlogs related to the processing of assumed reinsurance information at our reinsurance operations.

ARCH CAPITAL	129	2023 FORM 10-K

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

ARCH CAPITAL	130	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present information on the reinsurance segment’s short-duration insurance contracts:

Casualty (in millions)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2023
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$215	$220	$217	$230	$227	$237	$237	$234	$234	$241	$33	N/A
2015		220	219	228	235	239	246	249	251	260	44	N/A
2016			212	224	247	262	269	268	272	281	45	N/A
2017				267	254	270	297	309	316	330	53	N/A
2018					276	289	281	286	298	308	50	N/A
2019						330	341	367	379	400	84	N/A
2020							382	371	354	372	163	N/A
2021								439	434	425	205	N/A
2022									547	527	390	N/A
2023										657	568	N/A
									Total	$3,801

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2014	$4	$16	$41	$63	$91	$114	$134	$145	$153	$160
2015		4	20	47	71	96	120	137	152	170
2016			6	26	52	87	113	132	157	172
2017				6	30	64	113	137	164	189
2018					8	31	106	129	155	182
2019						16	58	97	130	219
2020							18	50	90	132
2021								15	53	102
2022									18	61
2023										18
									Total	1,405
					All outstanding liabilities before 2014, net of reinsurance					310
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$2,706

Property catastrophe (in millions)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2023
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$44	$30	$25	$22	$20	$20	$19	$19	$19	$19	$—	N/A
2015		33	18	12	6	4	3	3	3	3	—	N/A
2016			24	17	13	9	7	6	5	5	1	N/A
2017				86	54	50	36	24	21	22	(1)	N/A
2018					71	49	30	17	8	5	3	N/A
2019						20	10	9	1	(7)	2	N/A
2020							269	333	337	326	17	N/A
2021								314	308	294	13	N/A
2022									303	295	41	N/A
2023										267	76	N/A
									Total	$1,229

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2014	$14	$20	$18	$19	$18	$19	$19	$19	$19	$19
2015		(3)	(2)	2	2	2	2	2	2	2
2016			(7)	2	2	3	2	3	3	3
2017				31	32	37	27	14	16	17
2018					27	5	16	(13)	(11)	(9)
2019						4	7	11	(14)	(13)
2020							56	158	207	249
2021								65	171	222
2022									70	169
2023										9
									Total	668
					All outstanding liabilities before 2014, net of reinsurance					2
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$563

ARCH CAPITAL	131	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property excluding property catastrophe (in millions)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2023
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$142	$117	$98	$90	$88	$84	$82	$80	$79	$79	$—	N/A
2015		214	188	184	188	187	176	173	167	167	4	N/A
2016			175	145	137	135	139	136	130	130	6	N/A
2017				268	250	237	230	214	206	202	7	N/A
2018					224	239	235	212	202	203	7	N/A
2019						216	206	195	190	190	3	N/A
2020							368	340	320	320	15	N/A
2021								545	497	491	38	N/A
2022									742	668	119	N/A
2023										835	414	N/A
									Total	$3,285

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2014	$23	$62	$71	$76	$78	$78	$78	$78	$78	$78
2015		75	119	149	160	165	159	159	159	160
2016			33	94	98	104	111	114	115	115
2017				28	125	156	164	179	182	186
2018					30	108	152	167	175	177
2019						43	124	150	162	169
2020							101	207	243	267
2021								136	270	364
2022									143	361
2023										152
									Total	2,029
					All outstanding liabilities before 2014, net of reinsurance					5
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$1,261

Marine and aviation (in millions)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2023
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$31	$29	$27	$25	$23	$23	$22	$22	$19	$18	$—	N/A
2015		33	37	32	31	30	28	27	25	24	1	N/A
2016			27	23	23	19	17	15	12	11	3	N/A
2017				29	26	24	21	20	17	15	3	N/A
2018					27	26	24	24	21	21	3	N/A
2019						48	55	60	61	62	9	N/A
2020							83	76	79	80	10	N/A
2021								110	96	81	18	N/A
2022									126	138	59	N/A
2023										161	127	N/A
									Total	$611

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2014	$4	$8	$11	$12	$15	$15	$16	$16	$17	$17
2015		—	13	19	21	22	22	22	22	22
2016			(7)	(2)	—	3	6	7	7	7
2017				2	6	9	11	12	12	12
2018					2	7	11	13	14	15
2019						11	21	29	35	43
2020							9	26	42	60
2021								8	24	45
2022									12	37
2023										13
									Total	271
					All outstanding liabilities before 2014, net of reinsurance					17
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$357

ARCH CAPITAL	132	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other specialty (in millions)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2023
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$337	$316	$318	$312	$307	$308	$304	$298	$296	$295	$1	N/A
2015		280	278	276	273	273	270	259	258	255	3	N/A
2016			326	323	316	307	314	309	306	307	6	N/A
2017				398	390	372	372	370	366	363	15	N/A
2018					416	409	404	428	424	423	29	N/A
2019						427	406	400	395	405	40	N/A
2020							593	524	519	539	61	N/A
2021								610	611	613	80	N/A
2022									953	935	225	N/A
2023										1,348	817	N/A
									Total	$5,483

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2014	$96	$186	$229	$248	$258	$271	$275	$278	$280	$282
2015		83	162	197	211	224	236	239	240	241
2016			108	205	242	261	277	283	289	293
2017				136	256	298	313	326	337	346
2018					130	276	315	336	353	376
2019						121	211	277	303	325
2020							134	293	370	405
2021								152	311	432
2022									182	464
2023										244
									Total	3,408
					All outstanding liabilities before 2014, net of reinsurance					19
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$2,094
The following table presents the average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance, as of December 31, 2023:

	Average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Casualty	2.8%	7.7%	12.1%	10.4%	11.4%	8.5%	7.8%	5.3%	5.2%	2.9%
Property catastrophe	56.0%	(17.5)%	47.2%	(41.9)%	(6.2)%	10.9%	2.4%	1.1%	(1.7)%	—%
Property excluding property catastrophe	25.0%	38.2%	14.2%	6.0%	4.4%	0.2%	0.7%	0.1%	0.4%	0.4%
Marine and aviation	3.0%	28.8%	20.0%	13.0%	10.6%	3.4%	2.2%	1.0%	3.8%	0.4%
Other specialty	28.6%	29.9%	13.9%	5.7%	4.5%	3.9%	1.7%	0.9%	0.6%	1.0%
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

ARCH CAPITAL	133	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the property and satisfy the outstanding loan balance, and changes in unemployment, which can affect the borrower’s income and ability to make mortgage payments. The unique nature of the COVID-19 pandemic, with no historical precedent, adds further uncertainty to current reserve estimates.
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

ARCH CAPITAL	134	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information on the mortgage segment’s short-duration insurance contracts:

U.S. primary mortgage insurance (in millions except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2023
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of paid claims
Year ended December 31,
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$316	$297	$279	$266	$266	$261	$263	$263	$261	$259	—	6,332
2015		223	197	198	195	189	191	191	189	188	—	4,588
2016			184	171	149	141	142	142	137	136	—	3,462
2017				179	132	107	108	109	102	99	—	2,541
2018					132	96	89	88	72	69	—	1,763
2019						108	119	110	63	51	—	1,149
2020							420	374	78	33	—	492
2021								144	77	20	—	211
2022									173	55	—	135
2023										182	1	9
									Total	$1,092

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2014	20	129	202	234	247	254	256	257	257	258
2015		16	92	151	171	180	183	184	185	186
2016			11	72	113	127	131	132	132	133
2017				9	48	79	87	90	92	93
2018					4	31	50	56	59	60
2019						3	20	29	34	39
2020							1	4	8	13
2021								—	2	5
2022									—	3
2023										—
									Total	790
					All outstanding liabilities before 2014, net of reinsurance					8
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$310
The following table presents the average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance, as of December 31, 2023:

Average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
U.S. Primary	5.1%	29.1%	24.2%	10.7%	4.7%	1.8%	0.7%	0.5%	0.2%	0.1%

ARCH CAPITAL	135	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents a reconciliation of the disclosures of net incurred and paid loss development tables to the reserve for losses and loss adjustment expenses at December 31, 2023:

December 31, 2023
Net outstanding liabilities
Insurance
Property, energy, marine and aviation	$824
Third party occurrence business	3,601
Third party claims-made business	2,352
Multi-line and other specialty	1,348
Reinsurance
Casualty	2,706
Property catastrophe	563
Property excluding property catastrophe	1,261
Marine and aviation	357
Other specialty	2,094
Mortgage
U.S. primary	310
Other short duration lines not included in disclosures	284
Total for short duration lines	15,700

Unpaid losses and loss adjustment expenses recoverable
Insurance
Property, energy, marine and aviation	359
Third party occurrence business	2,025
Third party claims-made business	1,001
Multi-line and other specialty	246
Reinsurance
Casualty	738
Property catastrophe	519
Property excluding property catastrophe	239
Marine and aviation	240
Other specialty	828
Mortgage
U.S. primary	33
Other short duration lines not included in disclosures (1)	468
Intercompany eliminations	(6)
Total for short duration lines	6,690

Lines other than short duration	132
Discounting	(66)
Unallocated claims adjustment expenses	296
362

Reserve for losses and loss adjustment expenses	$22,752
(1)    Includes unpaid loss and loss adjustment expenses recoverable of $225 million related to the loss portfolio transfer reinsurance agreements.
7.    Allowance for Expected Credit Losses

Premiums Receivable
The following table provides a roll forward of the allowance for expected credit losses of the Company’s premium receivables:

Year Ended December 31, 2023	Premium Receivables, Net of Allowance	Allowance for Expected Credit Losses
Balance at beginning of period	$3,625	$35
Change for provision of expected credit losses (1)		(1)
Balance at end of period	$4,644	$34

Year Ended December 31, 2022
Balance at beginning of period	$2,633	$40
Change for provision of expected credit losses (1)		(5)
Balance at end of period	$3,625	$35
(1) Amounts deemed uncollectible are written-off in operating expenses. For the 2023 and 2022 periods, amounts written off totaled $3 million and $11 million, respectively.
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
The following table provides a roll forward of the allowance for expected credit losses of the Company’s reinsurance recoverables:

Year Ended December 31, 2023	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
Balance at beginning of period	$6,564	$22
Change for provision of expected credit losses		(1)
Balance at end of period	$7,064	$21

Year Ended December 31, 2022
Balance at beginning of period	$5,881	$13
Change for provision of expected credit losses		9
Balance at end of period	6,564	$22

ARCH CAPITAL	136	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums) at December 31, 2023 and 2022:

	December 31,
	2023	2022
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	$7,064	$6,564
% due from carriers with A.M. Best rating of “A-” or better	66.8%	68.8%
% due from all other rated carriers	0.1%	0.1%
% due from all other carriers with no A.M. Best rating (1)	33.1%	31.1%
Largest balance due from any one carrier as % of total shareholders’ equity	7.2%	9.0%
(1)    At December 31, 2023 and 2022 period, over 95% of such amount were collateralized through reinsurance trusts, funds withheld arrangements, letters of credit or other, respectively.
Contractholder Receivables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s contractholder receivables:

Year Ended December 31, 2023	Contractholder Receivables, Net of Allowance	Allowance for Expected Credit Losses
Balance at beginning of period	$1,731	$3
Change for provision of expected credit losses		—
Balance at end of period	$1,814	$3

Year Ended December 31, 2022
Balance at beginning of period	$1,829	$3
Change for provision of expected credit losses		—
Balance at end of period	1,731	$3

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
The effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Year Ended December 31,
	2023	2022	2021
Premiums Written
Direct	$9,652	$8,542	$7,707
Assumed	8,751	6,785	5,045
Ceded	(4,935)	(4,249)	(3,735)
Net	$13,468	$11,078	$9,017

Premiums Earned
Direct	$9,131	$8,058	$7,150
Assumed	7,890	5,768	4,334
Ceded	(4,581)	(4,147)	(3,402)
Net	$12,440	$9,679	$8,082

Losses and Loss Adjustment Expenses
Direct	$4,739	$3,991	$4,267
Assumed	3,975	3,558	2,826
Ceded	(2,468)	(2,521)	(2,508)
Net	$6,246	$5,028	$4,585

ARCH CAPITAL	137	2023 FORM 10-K

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
The following table summarizes the respective coverages and retentions at December 31, 2023:

Bellemeade Entities (Issue Date)	Initial Coverage at Issuance	Current Coverage	Remaining Retention, Net
2019-1 Ltd. (1)	342	71	134
2019-3 Ltd. (2)	701	99	218
2021-3 Ltd. (3)	639	541	134
2022-1 Ltd. (4)	317	282	141
2022-2 Ltd. (5)	327	327	205
2023-1 Ltd. (6)	233	233	185
Total	$2,559	$1,553	$1,017

(1)    Issued in March 2019, covering in-force policies primarily issued between 2005 to 2008 under United Guaranty Residential Insurance Company (“UGRIC”); as well as policies issued through 2015 under both UGRIC and Arch Mortgage Insurance Company.
(2)    Issued in July 2019, covering in-force policies issued in 2016.
(3)    Issued in September 2021, covering in-force policies issued between April 1, 2021 and June 30, 2021. $508 million was directly funded by Bellemeade Re 2021-3 Ltd. via insurance-linked notes, with an additional $131 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(4)    Issued in January 2022, covering in-force policies issued between July 1, 2021 and November 30, 2021. $284 million was directly funded by Bellemeade Re 2022-1 Ltd. via insurance-linked notes, with an additional $33 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(5)    Issued in September 2022, covering in-force policies issued between November 1, 2021 and June 30, 2022. $201 million was directly funded by Bellemeade Re 2022-2 Ltd. via insurance-linked notes, with an additional $126 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(6)    Issued in October 2023, covering in-force policies issued between January 1, 2023 and September 30, 2023. $187 million was directly funded by Bellemeade Re 2023-1 Ltd. via insurance-linked notes, with an additional $47 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.

ARCH CAPITAL	138	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.    Investment Information

Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Cost or Amortized Cost
December 31, 2023
Fixed maturities:
Corporate bonds	$10,855	$157	$(464)	$(20)	$11,182
U.S. government and government agencies	5,814	63	(86)	—	5,837
Asset backed securities	2,250	11	(55)	(5)	2,299
Non-U.S. government securities	2,062	33	(100)	(1)	2,130
Commercial mortgage backed securities	1,213	3	(34)	(2)	1,246
Residential mortgage backed securities	1,103	7	(66)	—	1,162
Municipal bonds	256	1	(20)	—	275
Total	23,553	275	(825)	(28)	24,131
Short-term investments	2,063	1	(2)	—	2,064
Total	$25,616	$276	$(827)	$(28)	$26,195

December 31, 2022
Fixed maturities:
Corporate bonds	$8,020	$55	$(781)	$(30)	$8,776
U.S. government and government agencies	5,162	15	(343)	—	5,490
Asset backed securities	1,927	1	(107)	(6)	2,039
Non-U.S. government securities	2,313	9	(238)	(2)	2,544
Commercial mortgage backed securities	1,047	1	(58)	(3)	1,107
Residential mortgage backed securities	795	5	(87)	—	877
Municipal bonds	419	3	(33)	—	449
Total	19,683	89	(1,647)	(41)	21,282
Short-term investments	1,332	1	(2)	—	1,333
Total	$21,015	$90	$(1,649)	$(41)	$22,615

ARCH CAPITAL	139	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2023
Fixed maturities:
Corporate bonds	$1,559	$(45)	$4,959	$(419)	$6,518	$(464)
U.S. government and government agencies	1,066	(10)	941	(76)	2,007	(86)
Non-U.S. government securities	365	(4)	897	(96)	1,262	(100)
Residential mortgage backed securities	221	(3)	522	(63)	743	(66)
Asset backed securities	234	(1)	1,112	(54)	1,346	(55)
Commercial mortgage backed securities	100	(1)	909	(33)	1,009	(34)
Municipal bonds	20	(1)	215	(19)	235	(20)
Total	3,565	(65)	9,555	(760)	13,120	(825)
Short-term investments	302	(2)	—	—	302	(2)
Total	$3,867	$(67)	$9,555	$(760)	$13,422	$(827)

December 31, 2022
Fixed maturities:
Corporate bonds	$4,823	$(393)	$2,559	$(388)	$7,382	$(781)
U.S. government and government agencies	3,557	(197)	1,443	(146)	5,000	(343)
Non-U.S. government securities	1,703	(154)	542	(84)	2,245	(238)
Residential mortgage backed securities	546	(52)	154	(35)	700	(87)
Asset backed securities	1,148	(66)	512	(41)	1,660	(107)
Commercial mortgage backed securities	598	(35)	445	(23)	1,043	(58)
Municipal bonds	364	(30)	16	(3)	380	(33)
Total	12,739	(927)	5,671	(720)	18,410	(1,647)
Short-term investments	237	(2)	—	—	237	(2)
Total	$12,976	$(929)	$5,671	$(720)	$18,647	$(1,649)
At December 31, 2023, on a lot level basis, approximately 7,100 security lots out of a total of approximately 15,720 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $6 million. The Company believes that such securities were temporarily impaired at December 31, 2023. At December 31, 2022, on a lot level basis, approximately 9,810 security lots out of a total of approximately 12,590 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $7 million.
The contractual maturities of the Company’s fixed maturities are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2023		December 31, 2022
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$480	$499	$511	$537
Due after one year through five years	12,924	13,101	11,016	11,715
Due after five years through 10 years	5,249	5,450	3,984	4,527
Due after 10 years	334	374	403	480
	18,987	19,424	15,914	17,259
Mortgage backed securities	1,103	1,162	795	877
Commercial mortgage backed securities	1,213	1,246	1,047	1,107
Asset backed securities	2,250	2,299	1,927	2,039
Total	$23,553	$24,131	$19,683	$21,282

ARCH CAPITAL	140	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Securities, at Fair Value
At December 31, 2023, the Company held $1.2 billion of equity securities, at fair value, compared to $860 million at December 31, 2022.
Net Investment Income
The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2023	2022	2021
Fixed maturities	$917	$469	$331
Short-term investments	68	29	7
Equity securities	22	22	42
Term loans	—	—	30
Other (1)	93	47	68
Gross investment income	1,100	567	478
Investment expenses	(77)	(71)	(89)
Net investment income	$1,023	$496	$389
(1)    Includes interest income on operating cash, distributions from investment funds and other items.

Net Realized Gains (Losses)

Net realized gains (losses) were as follows:

	Year Ended December 31,
	2023	2022	2021
Available for sale securities:
Gross gains on investment sales	$116	$81	$314
Gross losses on investment sales	(547)	(317)	(157)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	18	(71)	9
Other investments	27	(21)	117
Equity securities	1	(4)	13
Short-term investments	—	(3)	1
Equity securities, at fair value :
Net realized gains (losses) on securities sold	61	75	123
Net unrealized gains (losses) on equity securities still held at reporting date	88	(267)	49
Allowance for credit losses:
Investments related	3	(44)	(1)
Underwriting related	(1)	(13)	—
Derivative instruments (1)	59	(75)	(33)
Other (2)	10	(4)	(55)
Net realized gains (losses)	$(165)	$(663)	$380
(1)    See note 11, “Derivative Instruments” for information on the Company’s derivative instruments.
(2)    2021 period reflected $33 million of losses related to the Company’s deconsolidation of Somers.

Other Investments
The following table summarizes the Company’s other investments and other investable assets:

	December 31,
	2023	2022
Other investments	$1,777	$1,043
Fixed maturities	683	554
Equity securities	7	14
Short-term investments	21	33
Total other investments	$2,488	$1,644
The following table summarizes the Company’s other investments, as detailed in the previous table, by strategy:

	December 31,
	2023	2022
Lending	427	406
Investment grade fixed income	754	271
Term loan investments	272	164
Private equity	182	123
Credit related funds	124	56
Energy	18	23
Total	$1,777	$1,043
Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	December 31,
	2023	2022
Credit related funds	$1,258	$1,136
Private equity	1,175	917
Real estate	666	535
Lending	597	531
Infrastructure	320	245
Fixed income	277	130
Equities	178	169
Energy	95	111
Total	$4,566	$3,774
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
Equity in Net Income (Loss) of Investments Accounted For Using the Equity Method
The Company recorded equity in net income related to investments accounted for using the equity method of $278 million for 2023, compared to $115 million for 2022 and $366 million for 2021. In applying the equity method,

ARCH CAPITAL	141	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds).
A summary of financial information for the Company’s investment funds and operating affiliates accounted for using the equity method is as follows:

	December 31,
	2023	2022
Invested assets	$91,534	$74,961
Total assets	108,952	88,063
Total liabilities	33,901	27,553
Net assets	$75,051	$60,510

	Year Ended December 31,
	2023	2022	2021
Total revenues	$7,766	$12,305	$11,786
Total expenses	7,174	5,374	3,239
Net income (loss)	$592	$6,931	$8,547
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
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet item:

	December 31,
	2023	2022
Investments accounted for using the equity method (1)	$4,566	$3,774
Investments accounted for using the fair value option (2)	114	130
Total	$4,680	$3,904
(1)     Aggregate unfunded commitments were $3.4 billion at December 31, 2023, consistent with $2.6 billion at December 31, 2022.
(2)    Aggregate unfunded commitments were $32 million at December 31, 2023, compared to $17 million at December 31, 2022.

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
In 2021, the Company completed the share purchase agreement with Natixis to purchase 29.5% of the common equity of Coface, a France-based leader in the global trade credit insurance market. The consideration paid was €9.95 per share, or an aggregate €453 million (approximately $546 million) including related fees. Income (loss) from operating affiliates reflected a one-time gain of $75 million realized from the acquisition. As a result of equity method accounting rules, approximately $36 million of additional gain was deferred and will generally be recognized over the next five years. As of December 31, 2023, the Company owned approximately 29.9% of the issued shares of Coface, or 30.1% excluding treasury shares, with a carrying value of $570 million, compared to $563 million at December 31, 2022.
In July 2021, the Company announced the completion of the previously disclosed acquisition of Somers by Greysbridge for a cash purchase price of $35.00 per common share.

Effective July 1, 2021, Somers is wholly owned by Greysbridge, and Greysbridge is owned 40% by the Company, 30% by certain investment funds managed by Kelso and 30% by certain investment funds managed by

ARCH CAPITAL	142	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Warburg. At December 31, 2023 the Company’s carrying value in Greysbridge was $430 million, compared to $306 million at December 31, 2022. The Company’s carrying value in Greysbridge reflected aggregate purchase price of $279 million along with income (loss) from operating affiliates, which included a one-time gain of $96 million recognized from the acquisition. See note 12, “Variable Interest Entity and Noncontrolling Interests.”
The Company recorded income from operating affiliates of $184 million for 2023, compared to $75 million for 2022 and $264 million for 2021.

Allowance for Expected Credit Losses
The following table provides a roll forward of the allowance for expected credit losses of the Company’s securities classified as available for sale:

Year Ended December 31, 2023	Structured Securities (1)	Non-U.S. Government Securities	Corporate Bonds	Total
Balance at beginning of period	$9	$2	$30	$41
Additions for current-period provision for expected credit losses	2	—	5	7
Additions (reductions) for previously recognized expected credit losses	(3)	—	(7)	(10)
Reductions due to disposals	(1)	(1)	(8)	(10)
Balance at end of period	$7	$1	$20	$28

Year Ended December 31, 2022
Balance at beginning of period	$1	$—	$2	$3
Additions for current-period provision for expected credit losses	14	2	39	55
Additions (reductions) for previously recognized expected credit losses	(4)	—	(9)	(13)
Reductions due to disposals	(2)	—	(2)	(4)
Balance at end of period	$9	$2	$30	$41
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
The following table details the value of the Company’s restricted assets:

	December 31,
	2023	2022
Assets used for collateral or guarantees:
Affiliated transactions	$4,854	$4,254
Third party agreements	2,869	2,633
Deposits with U.S. regulatory authorities	833	776
Other (1)	1,376	1,038
Total restricted assets	$9,932	$8,701
(1) Primarily includes Funds at Lloyds, deposits with non-U.S. regulatory authorities and other restricted assets.
Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	December 31,
	2023	2022	2021
Cash	$917	$855	$859
Restricted cash (included in ‘other assets’)	581	418	455
Cash and restricted cash	$1,498	$1,273	$1,314

ARCH CAPITAL	143	2023 FORM 10-K

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
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $29.6 billion of financial assets and liabilities measured at fair value at December 31, 2023, approximately $14 million, or 0.0%, were priced using non-binding broker-dealer quotes. Of the $23.8 billion of financial assets and liabilities measured at fair value at December 31, 2022, approximately $13 million, or 0.1%, were priced using non-binding broker-dealer quotes.
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

ARCH CAPITAL	144	2023 FORM 10-K

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

ARCH CAPITAL	145	2023 FORM 10-K

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

ARCH CAPITAL	146	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2023:

		Fair Value Measurement Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$10,855	$—	$10,708	$147
U.S. government and government agencies	5,814	5,792	22	—
Asset backed securities	2,250	—	2,250	—
Non-U.S. government securities	2,062	—	2,062	—
Commercial mortgage backed securities	1,213	—	1,213	—
Residential mortgage backed securities	1,103	—	1,103	—
Municipal bonds	256	—	256	—
Total	23,553	5,792	17,614	147

Short-term investments	2,063	1,786	193	84

Equity securities, at fair value	1,186	1,151	30	5

Derivative instruments (2)	197	—	197	—

Residential mortgage loans	2	—	2	—

Fair value option:
Corporate bonds	662	—	662	—
Non-U.S. government bonds	6	—	6	—
Asset backed securities	2	—	2	—
U.S. government and government agencies	13	13	—	—
Short-term investments	21	—	11	10
Equity securities	7	3	—	4
Other investments	316	—	210	106
Other investments measured at net asset value (1)	1,461
Total	2,488	16	891	120

Total assets measured at fair value	$29,489	$8,745	$18,927	$356

Liabilities measured at fair value:
Other liabilities	$(22)	$—	$—	$(22)
Derivative instruments (2)	(119)	—	(119)	—
Total liabilities measured at fair value	$(141)	$—	$(119)	$(22)
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
(2)    See note 11, “Derivative Instruments.”

ARCH CAPITAL	147	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2022:

		Fair Value Measurement Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$8,020	$—	$7,899	$121
U.S. government and government agencies	5,162	5,145	17	—
Asset backed securities	1,927	—	1,927	—
Non-U.S. government securities	2,313	—	2,313	—
Commercial mortgage backed securities	1,047	—	1,047	—
Residential mortgage backed securities	795	—	795	—
Municipal bonds	419	—	419	—
Total	19,683	5,145	14,417	121

Equity securities, at fair value	860	829	28	3

Short-term investments	1,332	1,198	134	—

Derivative instruments (2)	149	—	149	—

Residential mortgage loans	2	—	2	—

Fair value option:
Corporate bonds	543	—	543	—
Non-U.S. government bonds	4	—	4	—
Asset backed securities	2	—	2	—
U.S. government and government agencies	5	5	—	—
Short-term investments	33	1	32	—
Equity securities	14	10	—	4
Other investments	196	—	163	33
Other investments measured at net asset value (1)	847
Total	1,644	16	744	37

Total assets measured at fair value	$23,670	$7,188	$15,474	$161

Liabilities measured at fair value:
Other liabilities	$(14)	$—	$—	$(14)
Derivative instruments (2)	(76)	—	(76)	—
Total liabilities measured at fair value	$(90)	$—	$(76)	$(14)
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
(2)    See note 11, “Derivative Instruments.”

ARCH CAPITAL	148	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2023 and 2022:

		Assets						Liabilities
	Available For Sale			Fair Value Option			Fair Value
	Structured Securities (1)	Corporate Bonds	Short-term Investments	Other Investments	Short-term Investments	Equity Securities	Equity Securities	Other Liabilities
Year Ended December 31, 2023
Balance at beginning of year	$—	$121	$—	$33	$—	$4	$4	$(14)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	1	—	(5)	—	—	—	(1)
Included in other comprehensive income	—	(1)	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	111	84	107	11	—	1	—
Issuances	—	—	—	—	—	—	—	(9)
Sales	—	—	—	(10)	—	—	—	—
Settlements	—	(85)	—	(19)	(1)	—	—	2
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Balance at end of year	$—	$147	$84	$106	$10	$4	$5	$(22)

Year Ended December 31, 2022
Balance at beginning of year	$3	$—	$—	$28	$—	$5	$3	$(17)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	(1)	—	—	(1)	—	(1)	—	—
Included in other comprehensive income	—	(1)	—	—	—	—	—	1
Purchases, issuances, sales and settlements
Purchases	—	150	—	12	—	—	1	—
Issuances	—	—	—	—	—	—	—	—
Sales	(2)	(6)	—	(3)	—	—	—	—
Settlements	—	(26)	—	(3)	—	—	—	2
Transfers in and/or out of Level 3	—	4	—	—	—	—	—	—
Balance at end of year	$—	$121	$—	$33	$—	$4	$4	$(14)
(1)    Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.
(2)    Gains or losses were included in net realized gains (losses).

Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at December 31, 2023, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At December 31, 2023, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.5 billion. At December 31, 2022, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.4 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair value of the senior notes is classified within Level 2.

ARCH CAPITAL	149	2023 FORM 10-K

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
The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives (1)	Liability Derivatives (1)	Notional Value (2)
December 31, 2023
Futures contracts	$139	$(61)	$3,746
Foreign currency forward contracts	27	(32)	1,224
Other (3)	31	(26)	512
Total	$197	$(119)

December 31, 2022
Futures contracts	$51	$(17)	$3,138
Foreign currency forward contracts	39	(35)	1,136
Other (3)	59	(24)	3,592
Total	$149	$(76)

(1)    The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’
(2)    Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.
(3)    Includes swaps, options and other derivatives contracts.

The Company did not hold any derivatives which were designated as hedging instruments at December 31, 2023 or 2022.
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
At December 31, 2023, $197 million and $119 million, respectively, of asset derivatives and liability derivatives were subject to a master netting agreement compared to $147 million and $73 million, respectively, at December 31, 2022. The remaining derivatives included in the table above were not subject to a master netting agreement.

ARCH CAPITAL	150	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as hedging instruments	Year Ended December 31,
	2023	2022	2021
Net realized gains (losses):
Futures contracts	$49	$(86)	$(16)
Foreign currency forward contracts	21	6	(40)
Other	(11)	5	23
Total	$59	$(75)	$(33)
12. Variable Interest Entity and Noncontrolling Interests

Somers Holdings Ltd.
In March 2014, the Company invested $100 million and acquired 2,500,000 common shares of Somers. Somers was considered a VIE and the Company concluded that it was the primary beneficiary of Somers. In the 2020 fourth quarter, Arch Capital, Somers and Greysbridge, a wholly-owned subsidiary of Arch Capital, entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”). The merger and the related Greysbridge equity financing closed on July 1, 2021. Effective July 1, 2021, Somers is wholly owned by Greysbridge, and Greysbridge is owned 40% by the Company, 30% by certain investment funds managed by Kelso and 30% by certain investment funds managed by Warburg. Based on the governing documents of Greysbridge, the Company concluded that, while it retains significant influence over Somers, Somers no longer constitutes a variable interest entity. Accordingly, effective July 1, 2021, the Company no longer consolidates the results of Somers in its consolidated financial statements and footnotes. The Company classifies its investment as ‘investments in operating affiliates’ on the Company’s balance sheets and is accounted for under the equity method.
The following table summarizes Somers’ cash flow from operating, investing and financing activities.

	Year Ended December 31,
	2023	2022	2021
Total cash provided by (used for):
Operating activities	—	—	47
Investing activities	—	—	96
Financing activities	—	—	(2)
Redeemable noncontrolling interests
The following table sets forth activity in the redeemable noncontrolling interests:

	December 31,
	2023	2022	2021
Balance, beginning of year	$11	$9	$58
Impact of deconsolidation of Somers	—	—	(49)
Other	(9)	2	—
Balance, end of year	$2	$11	$9
The portion of income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests’ as summarized in the table below:

	December 31,
	2023	2022	2021
Amounts attributable to non-redeemable noncontrolling interests	$—	$—	$(78)
Amounts attributable to redeemable noncontrolling interests	1	(6)	(4)
Net (income) loss attributable to noncontrolling interests	$1	$(6)	$(82)

ARCH CAPITAL	151	2023 FORM 10-K

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

	December 31, 2023		December 31, 2022
Bellemeade Entities (Issue Date)	Total VIE Assets	Coverage Remaining from Reinsurers (1)	Total VIE Assets

2017-1 Ltd. (Oct-17)	$—	$—	$37
2018-1 Ltd. (Apr-18) (2)	—	—	90
2018-3 Ltd. (Oct-18)	—	—	199
2019-1 Ltd. (Mar-19)	71	—	108
2019-2 Ltd. (Apr-19) (2)	—	—	325
2019-3 Ltd. (Jul-19)	99	—	223
2019-4 Ltd. (Oct-19) (2)	—	—	266
2020-2 Ltd. (Sep-20) (2)	—	—	105
2020-3 Ltd. (Nov-20) (2)	—	—	244
2020-4 Ltd. (Dec-20) (2)	—	—	98
2021-1 Ltd. (Mar-21) (2)	—	—	467
2021-2 Ltd. (Jun-21) (2)	—	—	458
2021-3 Ltd. (Sep-21)	429	112	490
2022-1 Ltd. (Jan-22)	256	26	284
2022-2 Ltd. (Sep-22)	201	126	201
2023-1 Ltd. (Oct-23)	186	47
Total	$1,242	$311	$3,595
(1) Coverage from a separate panel of reinsurers remaining at December 31, 2023.
(2) Agreements terminated in the 2023 fourth quarter.

ARCH CAPITAL	152	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.     Other Comprehensive Income (Loss)

The following table presents the changes in each component of AOCI, net of noncontrolling interests:

	Unrealized Appreciation on Available-For-Sale Investments	Foreign Currency Translation Adjustments	Total
Year Ended December 31, 2023
Beginning balance	$(1,512)	$(134)	$(1,646)
Other comprehensive income (loss) before reclassifications	547	23	570
Amounts reclassified from accumulated other comprehensive income	400	—	400
Net current period other comprehensive income (loss)	947	23	970
Ending balance	$(565)	$(111)	$(676)

Year Ended December 31, 2022
Beginning balance	$13	$(78)	$(65)
Other comprehensive income (loss) before reclassifications	(1,772)	(56)	(1,828)
Amounts reclassified from accumulated other comprehensive income	247	—	247
Net current period other comprehensive income (loss)	(1,525)	(56)	(1,581)
Ending balance	$(1,512)	$(134)	$(1,646)

Year Ended December 31, 2021
Beginning balance	$501	$(12)	$489
Other comprehensive income (loss) before reclassifications	(371)	(66)	(437)
Amounts reclassified from accumulated other comprehensive income	(117)	—	(117)
Net current period other comprehensive income (loss)	(488)	(66)	(554)
Ending balance	$13	$(78)	$(65)
The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

	Consolidated Statement of Income	Amounts Reclassified from AOCI
Details About	Line Item That Includes	Year Ended December 31,
AOCI Components	Reclassification	2023	2022	2021
Unrealized appreciation on available-for-sale investments
	Net realized gains (losses)	$(431)	$(235)	$157
	Provision for credit losses	3	(44)	(2)
	Total before tax	(428)	(279)	155
	Income tax (expense) benefit	28	32	(38)
	Net of tax	$(400)	$(247)	$117

ARCH CAPITAL	153	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Following are the related tax effects allocated to each component of other comprehensive income (loss):

	Before Tax	Tax Expense	Net of Tax
	Amount	(Benefit)	Amount
Year Ended December 31, 2023
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$617	$70	$547
Less reclassification of net realized gains (losses) included in net income	(428)	(28)	(400)
Foreign currency translation adjustments	23	—	23
Other comprehensive income (loss)	$1,068	$98	$970

Year Ended December 31, 2022
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(2,009)	$(237)	$(1,772)
Less reclassification of net realized gains (losses) included in net income	(279)	(32)	(247)
Foreign currency translation adjustments	(56)	—	(56)
Other comprehensive income (loss)	$(1,786)	$(205)	$(1,581)

Year Ended December 31, 2021
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(408)	$(22)	$(386)
Less reclassification of net realized gains (losses) included in net income	155	38	117
Foreign currency translation adjustments	(65)	—	(65)
Other comprehensive income (loss)	$(628)	$(60)	$(568)

ARCH CAPITAL	154	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.    Earnings Per Common Share

The calculation of basic earnings per common share is computed by dividing income available to Arch common shareholders by the weighted average number of Common Shares and common share equivalents outstanding. The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income	$4,442	$1,482	$2,239
Amounts attributable to noncontrolling interests	1	(6)	(82)
Net income available to Arch	4,443	1,476	2,157
Preferred dividends	(40)	(40)	(48)
Loss on redemption of preferred shares	—	—	(15)
Net income available to Arch common shareholders	$4,403	$1,436	$2,094

Denominator:
Weighted average common shares outstanding	368.7	368.6	391.7
Effect of dilutive common share equivalents:
Nonvested restricted shares	2.5	2.1	2.0
Stock options (1)	7.6	6.9	6.6
Weighted average common shares and common share equivalents outstanding – diluted	378.8	377.6	400.3

Earnings per common share:
Basic	$11.94	$3.90	$5.35
Diluted	$11.62	$3.80	$5.23
(1)    Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For 2023, 2022 and 2021, the number of stock options excluded were 0.5 million, 0.8 million and 2.4 million, respectively.
15.     Income Taxes

Arch Capital is incorporated under the laws of Bermuda and, under current Bermuda law, is not obligated to pay any taxes in Bermuda based upon income or capital gains. The Company has received a written undertaking from the Minister of Finance in Bermuda under the Exempted Undertakings Tax Protection Act 1966 assuring that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits, income, gain or appreciation on any capital asset, or any tax in the nature of estate duty or inheritance tax, such tax will not be applicable to Arch Capital or any of its operations until March 31, 2035. However, on December 27, 2023, the Government of Bermuda enacted the Bermuda CIT Act, which will become effective for tax years beginning on or after January 1, 2025. Given the potential for the new corporate income tax regime in Bermuda to supersede the Minister of Finance’s assurance, the Company is likely to become subject to taxes in Bermuda before March 31, 2035.
The Bermuda CIT Act will apply a 15% corporate income tax to certain Bermuda constituent entities of multi-national groups in fiscal years beginning on or after January 1, 2025. The act includes a provision referred to as the economic transition adjustment, which is intended to provide a fair and equitable transition into the tax regime. Pursuant to this legislation, the Company recorded a $1.18 billion net deferred income tax asset in the fourth quarter of 2023, expected to be utilized predominantly over a 10-year period. The Company expects to incur and pay increased taxes in Bermuda beginning in 2025.
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

ARCH CAPITAL	155	2023 FORM 10-K

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
The components of income taxes attributable to operations were as follows:

	Year Ended December 31,
	2023	2022	2021
Current expense (benefit):
United States	$251	$195	$284
Non-U.S.	37	6	11
	288	201	295
Deferred expense (benefit):
United States	(20)	(96)	(123)
Non-U.S.	(1,141)	(25)	(44)
	(1,161)	(121)	(167)
Income tax expense (benefit)	$(873)	$80	$128
The Company’s income or loss before income taxes was earned in the following jurisdictions:

	Year Ended December 31,
	2023	2022	2021
Income (Loss) Before Income Taxes:
Bermuda	$2,099	$986	$1,519
United States	1,239	401	643
Other	232	175	206
Total	$3,570	$1,562	$2,368
The expected tax provision computed on pre-tax income or loss at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The 2023 applicable statutory tax rates by jurisdiction were as follows: Bermuda (0.0%), United States (21.0%), United Kingdom (25.0%), Ireland (12.5%), Denmark (22.0%), Canada (26.5%), Gibraltar (12.5%), Australia (30.0%), Hong Kong (16.5%) and the Netherlands (25.8%).
A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate follows:

	Year Ended December 31,
	2023	2022	2021
Expected income tax expense (benefit) computed on pre-tax income at weighted average income tax rate	$300	$110	$158
Addition (reduction) in income tax expense (benefit) resulting from:
Investment income	(14)	(13)	(24)
State taxes, net of U.S. federal tax benefit	6	11	21
Dividend withholding taxes	9	11	12
Change in valuation allowance	4	(23)	(40)
Base eroding tax	9	8	—
Share based compensation	(13)	(9)	(5)
Tax credits	(3)	(10)	—
Change in tax rate	(1,179)	(5)	—
Other	8	—	6
Income tax expense (benefit)	$(873)	$80	$128
The effect of a change in tax laws or rates on deferred income tax assets and liabilities is recognized in income in the period in which such change is enacted.
Deferred income tax assets and liabilities reflect temporary differences based on enacted tax rates between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.

ARCH CAPITAL	156	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31,
	2023	2022
Deferred income tax assets:
Net operating loss	$93	$77
Discounting of net loss reserves	219	78
Net unearned premium reserve	133	97
Compensation liabilities	64	55
Foreign tax credit carryforward	16	17
Goodwill and intangible assets	1,020	—
Bad debt reserves	16	17
Depreciation and amortization	133	141
Lease liability	31	27
Net unrealized decline of investments	89	193
Lloyds year of account deferral	—	1
Fair value adjustment to senior notes	41	—
Other, net	13	11
Deferred income tax assets before valuation allowance	1,868	714
Valuation allowance	(15)	(7)
Deferred income tax assets net of valuation allowance	1,853	707
Deferred income tax liabilities:
Goodwill and intangibles	—	(39)
Lloyds year of account deferral	(13)	—
Contingency reserve	(50)	(44)
Deferred policy acquisition costs	(144)	(64)
Investment related	(13)	(9)
Right-of-use asset	(24)	(21)
Total deferred income tax liabilities	(245)	(177)
Net deferred income tax assets	$1,608	$530
The Company provides a valuation allowance to reduce the net value of certain deferred income tax assets to an amount which management expects to more likely than not be realized. As of December 31, 2023, the Company’s valuation allowance was $15 million, compared to $7 million at December 31, 2022. The valuation allowance at December 31, 2023, was primarily attributable to valuation allowances on the Company’s Australia, Gibraltar and Hong Kong operations and certain other deferred income tax assets relating to tax attributes that have a limited use.
At December 31, 2023, the Company’s net operating loss carryforwards and tax credits were as follows:

	Year Ended December 31,
	2023	Expiration
Operating Loss Carryforwards
United Kingdom	$198	No expiration
Ireland	24	No expiration
Australia	47	No expiration
Hong Kong	32	No expiration
Gibraltar	24	No expiration
Cyprus	1	No expiration
United States (1)	78	2029 - 2038

Tax Credits
U.K. foreign tax credits	10	No expiration
U.S. foreign tax credits	6	2029 - 2033
(1) The Company’s U.S. operations have recorded $78 million of net operating loss (“NOL”) carryforwards that are subject to annual usage limitations under Section 382 of the Internal Revenue Code (“the Code”). The NOL limitations are related to acquisitions of the CMG entities in January 2014, Ventus Risk Management Inc. in August 2019, and Verifly Insurance Services, LLC, and Verifly USA Inc. in April 2023. In accordance with Section 382 of the Code, utilization of the acquired NOLs is limited to approximately $2 million per year through December 31, 2027, approximately $1 million through December 31, 2038, and $0.3 million thereafter.
The Company’s U.S. mortgage operations are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the Code for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that the Company purchases non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the U.S. Treasury Department in an amount equal to the tax benefit derived from deducting any portion of the statutory contingency reserves. T&L Bonds are reflected in ‘other assets’ on the Company’s balance sheet and totaled approximately $42 million at December 31, 2023, compared to $12 million at December 31, 2022.
Deferred income tax liabilities have not been accrued with respect to the undistributed earnings of the Company's U.S., U.K. and Ireland subsidiaries as it is the Company’s intention that all such earnings will be indefinitely reinvested. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding tax in the jurisdiction of the paying entity. The Company does not intend to indefinitely reinvest earnings from the Company's Canada subsidiary, however, no income or withholding taxes have been accrued as the Canada subsidiary does not have positive cumulative earnings and profits and therefore a distribution from this particular subsidiary would not be subject to income taxes or withholding taxes. Potential tax implications of repatriation from the Company’s unremitted earnings that are indefinitely reinvested are driven by facts at

ARCH CAPITAL	157	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the time of distribution. Therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such earnings were remitted. Distributions from the U.K. or Ireland would not be subject to withholding tax and no deferred income tax liability would need to be accrued.
The Company recognizes interest and penalties relating to unrecognized tax benefits in the provision for income taxes. As of December 31, 2023, the Company’s total unrecognized tax benefits, including interest and penalties, were $2 million. If recognized, the full amount of the unrecognized tax benefit would impact the consolidated effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2023	2022
Balance at beginning of year	$2	$2
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Balance at end of year	$2	$2
The Company, its subsidiaries and branches file income tax returns in various federal, state and local jurisdictions. The following table details open tax years that are potentially subject to examination by local tax authorities, in the following major jurisdictions:

Jurisdiction	Tax Years
United States	2019-2023
United Kingdom	2021-2023
Ireland	2018-2023
Canada	2019-2023
Switzerland	2019-2023
Denmark	2019-2023
Australia	2019-2023
As of December 31, 2023, the Company’s current income tax recoverable (included in “Other liabilities”) was $20 million.
16.    Transactions with Related Parties

In 2017, the Company acquired approximately 25% of Premia Holdings Ltd. Premia Holdings Ltd. is the parent of Premia Reinsurance Ltd., a multi-line Bermuda reinsurance company (together with Premia Holdings Ltd., “Premia”). Premia’s strategy is to reinsure or acquire companies or reserve portfolios in the non-life property and casualty insurance and reinsurance run-off market. Arch Re Bermuda and certain Arch co-investors invested $100 million and acquired approximately 25% of Premia as well as warrants to purchase additional common equity. Arch has appointed two directors to serve on the seven person board of directors of Premia. Arch Re Bermuda is providing a quota share reinsurance treaty on certain business written by Premia, and subsidiaries of Arch Capital are providing certain administrative and support services to Premia, in each case pursuant to separate multi-year agreements. During 2023, the Company entered into certain reinsurance transactions with Premia which generated net premiums written and earned of $80 million and $81 million, respectively, compared to $121 million and $120 million of net premiums written and earned, respectively in 2022. At December 31, 2023, the Company recorded a funds held asset from Premia of $158 million, compared to $119 million at December 31, 2022.
In the 2021 first quarter, as part of the Company’s acquisition of Barbican, the Company entered into an agreement with Premia Managing Agency Limited for the reinsurance to close of Syndicate 1955’s 2018 underwriting year of account into Premia Syndicate 1884’s 2021 underwriting year of account. The reinsurance to close covers legacy business underwritten by Syndicate 1955 on the underwriting 2018 and prior years of account and under the agreement, approximately $380 million of net liabilities was transferred to Syndicate 1884, with an effective date of January 1, 2021. The Company had no reinsurance recoverable on unpaid and paid losses or funds held liability at December 31, 2023 and December 31, 2022.
In July 2021, following consummation of the Merger Agreement and the related Greysbridge equity financing, pursuant to which Somers became wholly owned by Greysbridge, and Greysbridge is owned 40% by the Company, 30% by certain funds managed by Kelso and 30% by certain funds managed by Warburg. During 2023 and 2022 periods, the Company entered into certain reinsurance transactions with Somers which reduced the Company’s net premiums written by $574 million and $519 million, respectively. In addition, Somers paid certain acquisition costs and administrative fees to the Company. At December 31, 2023, the Company recorded a reinsurance recoverable on unpaid and paid losses from Somers of $1.3 billion and a reinsurance balance payable to Somers of $475 million. At December 31, 2022, reinsurance recoverable on unpaid and paid losses from Somers was $1.2 billion, with a reinsurance balance payable to Somers of $414 million. See note 12, “Variable Interest Entity and Noncontrolling Interests.”
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

ARCH CAPITAL	158	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023, the Company owns $35 million in aggregate principal amount of Somers 6.5% senior notes, due July 2, 2029.
17.    Leases

In the ordinary course of business, the Company renews and enters into new leases for office property and equipment. At the lease inception date, the Company determines whether a contract contains a lease and its classification as a finance or operating lease. Primarily all of the Company’s leases are classified as operating leases. The Company’s operating leases have remaining lease terms of up to 14 years, some of which include options to extend the lease term. The Company considers these options when determining the lease term and measuring its lease liability and right-of-use asset. In addition, the Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Additional information regarding the Company’s operating leases is as follows:

	December 31,
	2023	2022
Operating lease costs	$33	$34
Sublease income (1)	$(2)	$(1)
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$31	$26
Right-of-use assets obtained in exchange for new lease liabilities	$28	$43
Right-of-use assets (2)	$125	$123
Operating lease liability (2)	$156	$152
Weighted average discount rate	4.7%	4.2%
Weighted average remaining lease term	7.2 years	6.6 years
(1)    The sublease income primarily relates to office property in Raleigh, North Carolina.
(2)    The right-of-use assets are included in ‘other assets’ while the operating lease liability is included in ‘other liabilities.’

The following table presents the contractual maturities of the Company's operating lease liabilities at December 31, 2023:

Years Ending December 31,
2024	$32
2025	27
2026	26
2027	22
2028	19
2029 and thereafter	60
Total undiscounted lease liability	$186
Less: present value adjustment	(30)
Operating lease liability	$156

Rental expense was approximately $38 million, $39 million and $37 million for 2023, 2022 and 2021, respectively.
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

ARCH CAPITAL	159	2023 FORM 10-K

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

Broker	Year Ended December 31,
	2023	2022	2021
Marsh & McLennan Companies and its subsidiaries	19.0%	17.3%	18.3%
Aon Corporation and its subsidiaries	13.9%	13.8%	12.2%
No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2023, 2022 and 2021.
The Company’s available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments in any entity in excess of 10% of the Company’s shareholders’ equity at December 31, 2023 other than investments issued or guaranteed by the United States government or its agencies.
Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $3.6 billion and $2.9 billion at December 31, 2023 and 2022, respectively.
Purchase Obligations
The Company has also entered into certain agreements which commit the Company to purchase goods or services, primarily related to software and computerized systems. Such purchase obligations were approximately $148 million and $150 million at December 31, 2023 and 2022, respectively.
Employment and Other Arrangements
At December 31, 2023, the Company has entered into employment agreements with certain of its executive officers. Such employment arrangements provide for compensation in the form of base salary, annual bonus, share-based awards, participation in the Company’s employee benefit programs and the reimbursements of expenses.
19.    Debt and Financing Arrangements

The Company’s senior notes payable at December 31, 2023 and 2022 were as follows:

			Carrying Amount at
	Interest	Principal	December 31,
	(Fixed)	Amount	2023	2022
2034 notes (1)	7.350%	$300	$298	$298
2043 notes (2)	5.144%	500	495	495
2026 notes (3)	4.011%	500	498	498
2046 notes (4)	5.031%	450	446	445
2050 notes (5)	3.635%	1,000	989	989
		$2,750	$2,726	$2,725
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

ARCH CAPITAL	160	2023 FORM 10-K

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
Letter of Credit and Revolving Credit Facilities
In the normal course of its operations, the Company enters into agreements with financial institutions to obtain secured and unsecured credit facilities. On August 23, 2023, Arch Capital and certain of its subsidiaries amended the existing credit agreement (the “Credit Facility”). The Credit Facility, as amended, consists of a $425 million secured facility for letters of credit (the “Secured Facility”) and a $500 million unsecured facility for revolving loans and letters of credit (the “Unsecured Facility”). At December 31, 2023, the Secured Facility had $273 million of letters of credit outstanding and remaining capacity of $152 million, and the Unsecured Facility had no outstanding revolving loans or letters of credit, with remaining capacity of $500 million.
The Credit Facility contains certain restrictive and maintenance covenants customary for facilities of this type, including restrictions on indebtedness, minimum consolidated tangible net worth, maximum leverage levels and minimum financial strength ratings. Arch Capital and its subsidiaries which are party to the agreement were in compliance with all covenants contained therein at December 31, 2023.
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
The commitments under the Credit Facility will expire on August 23, 2028, and all loans then outstanding under the Credit Facility must be repaid at such time. Letters of credit issued under the Credit Facility will not have an expiration date later than August 23, 2029.
On September 27, 2023, Arch Re Bermuda a wholly-owned subsidiary of Arch Capital, entered as the borrower into a Letter of Credit Facility Agreement with Lloyds Bank Corporate Markets plc. Such agreement provides for a $175 million unsecured facility for letters of credit with commitments expiring on September 27, 2025. At December 31, 2023, this facility had $114 million of letters of credit outstanding and remaining capacity of $61 million.
On October 25, 2023, Arch Re Bermuda entered into Amendment No. 3 and Joinder to a Letter of Credit Facility Agreement with Lloyds Bank Corporate Markets plc., which amends the agreement dated as of November 3, 2020, as amended on October 29, 2021 and as further amended on October 27, 2022. Such agreement provides for a $530 million facility for letters of credit in respect of Tier 2 Funds at Lloyds. As of December 31, 2023, $530 million face amount of letters of credit had been issued under this facility. The availability period ends on May 31, 2024.
In addition, certain of Arch Capital’s subsidiaries had outstanding secured letters of credit through other facilities of $38 million, which were issued in the normal course of business (“LOC Facilities”). The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which certain of Arch Capital’s subsidiaries has entered into reinsurance arrangements.
When issued, all secured letters of credit are secured by a portion of the investment portfolio. At December 31, 2023, these letters of credit were secured by investments with a fair value of $550 million. The Company had no outstanding revolving credit agreement borrowings at December 31, 2023 and 2022.

ARCH CAPITAL	161	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Federal Home Loan Bank Membership
Certain subsidiaries of the Company are members of Federal Home Loan Banks (“FHLBs”). Members may borrow from the FHLBs at competitive rates subject to certain conditions. Conditions include maintaining sufficient collateral deposits for funding and a requirement to hold stock in the FHLBs related to both membership and outstanding advances. At December 31, 2023 and 2022, the Company had no advances outstanding under the FHLB program.
20.    Goodwill and Intangible Assets

The following table shows an analysis of goodwill and intangible assets:

	Goodwill	Intangible assets (indefinite life)	Intangible assets (finite life)	Total
Net balance at Dec. 31, 2021	$345	$71	$529	$945
Acquisitions (1)	8	—	—	8
Amortization	—	—	(106)	(106)
Foreign currency movements and other adjustments	(11)	(2)	(30)	(43)
Net balance at Dec. 31, 2022	342	69	393	804
Acquisitions (1)	—	—	11	11
Amortization	—	—	(95)	(95)
Impairment	(2)	—	—	(2)
Foreign currency movements and other adjustments	5	1	7	13
Net balance at Dec. 31, 2023	$345	$70	$316	$731

Gross balance at Dec. 31, 2023	$348	$70	$1,105	$1,523
Accumulated amortization	—	—	(766)	(766)
Foreign currency movements and other adjustments	(3)	—	(23)	(26)
Net balance at Dec. 31, 2023	$345	$70	$316	$731
(1)    See note 2, “Acquisitions.”

The following table presents the components of goodwill and intangible assets:

	Gross Balance	Accumulated Amortization	Foreign Currency Translation Adjustment and Other	Net Balance
Dec. 31, 2023
Acquired insurance contracts	$452	$(441)	$—	$11
Operating platform	64	(54)	—	10
Distribution relationships	594	(277)	(23)	294
Goodwill	348	—	(3)	345
Insurance licenses	48	—	—	48
Syndicate capacity	22	—	—	22
Unfavorable service contract	(10)	10	—	—
Other	5	(4)	—	1
Total	$1,523	$(766)	$(26)	$731

Dec. 31, 2022
Acquired insurance contracts	$452	$(426)	$(1)	$25
Operating platform	53	(50)	—	3
Distribution relationships	602	(208)	(31)	363
Goodwill	351	—	(9)	342
Insurance licenses	48	—	—	48
Syndicate capacity	22	—	(1)	21
Unfavorable service contract	(10)	10	—	—
Other	5	(3)	—	2
Total	$1,523	$(677)	$(42)	$804
The estimated remaining amortization expense for the Company’s intangible assets with finite lives is as follows:

2024	$77
2025	46
2026	34
2027	31
2028	29
2029 and thereafter	99
Total	$316
The estimated remaining useful lives of these assets range from one to thirteen years at December 31, 2023.

ARCH CAPITAL	162	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21.    Shareholders’ Equity

Authorized and Issued
The authorized share capital of Arch Capital consists of 1.8 billion Common Shares, par value of $0.0011 per share, and 50 million Preferred Shares, par value of $0.01 per share.
Common Shares
The following table presents a roll-forward of changes in Arch Capital’s issued and outstanding Common Shares:

	Year Ended December 31,
	2023	2022	2021
Common Shares:
Shares issued and outstanding, beginning of year	588.3	583.3	579.0
Shares issued (1)	2.8	3.5	2.7
Restricted shares issued, net of cancellations	0.8	1.5	1.6
Shares issued and outstanding, end of year	591.9	588.3	583.3
Common shares in treasury, end of year	(218.5)	(217.9)	(204.4)
Shares issued and outstanding, end of year	373.4	370.4	378.9
(1)    Includes shares issued from the exercise of stock options and stock appreciation rights, the vesting of restricted share units and shares issued from the employee share purchase plan.
Share Repurchase Program
The Board of Directors of Arch Capital (the “Board”) has authorized the investment in Arch Capital’s common shares through a share repurchase program. At December 31, 2023, $1.0 billion of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 31, 2024. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.
Repurchases of Arch Capital’s common shares in connection with the share repurchase plan and other share-based transactions were held in the treasury under the cost method, and the cost of the common shares acquired is included in ‘Common shares held in treasury, at cost.’ At December 31, 2023, Arch Capital held 218.5 million shares for an aggregate cost of $4.4 billion in treasury, at cost.
The Company’s repurchases under the share repurchase program were as follows:

	Year Ended December 31,
	2023	2022	2021
Aggregate cost of shares repurchased	$—	$586	$1,234
Shares repurchased	—	12.9	31.5
Average price per share repurchased	$—	$45.44	$39.20
Since the inception of the share repurchase program through December 31, 2023, Arch Capital has repurchased approximately 433.6 million common shares for an aggregate purchase price of $5.9 billion.
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

ARCH CAPITAL	163	2023 FORM 10-K

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
The 2022 Long-Term Incentive and Share Award Plan (“the 2022 Plan”) became effective as of May 4, 2022 following approval by shareholders of the Company. The 2022 Plan provides for the issuance of stock options, stock appreciation rights, restricted shares, restricted share units payable in common shares or cash, dividend equivalents, performance shares and performance units and other share-based awards to Arch Capital’s eligible employees and directors. The number of common shares reserved for grants under the 2022 Plan, subject to anti-dilution adjustments in the event of certain changes in Arch Capital’s capital structure, is 9.0 million; provided that no more than 6.0 million common

ARCH CAPITAL	164	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
shares may be issued as incentive stock options under Section 422 of the Code. The 2022 Plan will terminate as to future awards on February 25, 2032. At December 31, 2023, 7.8 million shares are available for future issuance.
The 2018 Long-Term Incentive and Share Award Plan (the “2018 Plan”) became effective as of May 9, 2018 following approval by shareholders of the Company. The 2018 Plan provides for the issuance of restricted stock units, performance units, restricted shares, performance shares, stock options and stock appreciation rights and other equity-based awards to our employees and directors. The 2018 Plan authorizes the issuance of 34.5 million common shares and will terminate as to future awards on February 28, 2028. At December 31, 2023, 5.8 million shares are available for future issuance.
Upon shareholder approval on May 4, 2023, the Amended and Restated Arch Capital Group Ltd. 2007 Employee Share Purchase Plan (the “ESPP”) became effective. The total common shares that may be purchased under the ESPP was increased by 3.0 million shares for a total of 12.8 million shares authorized. The purpose of the ESPP is to give employees of the Company an opportunity to purchase common shares through payroll deductions, thereby encouraging employees to share in the economic growth and success of the Company. The ESPP is designed to qualify as an “employee share purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. At December 31, 2023, 3.6 million shares remain available for issuance.
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

	Year Ended December 31,
	2023	2022	2021
Dividend yield	—%	—%	—%
Expected volatility	25.1%	24.0%	24.2%
Risk free interest rate	4.1%	2.0%	1.0%
Expected option life	6.0 years	6.0 years	6.0 years
A summary of stock option and SAR activity under the Company’s Long Term Incentive and Share Award Plans during 2023 is presented below:

	Year Ended December 31, 2023
	Number of Options / SARs	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	14,420,901	$28.17
Granted	479,760	$69.24
Exercised	(2,355,729)	$20.66
Forfeited or expired	(8,339)	$48.38
Outstanding, end of year	12,536,593	$31.14	4.10	$541
Exercisable, end of year	11,205,102	$28.68	3.61	$511
The aggregate intrinsic value of stock options and SARs exercised represents the difference between the exercise price of the stock options and SARs and the closing market price of the Company’s common shares on the exercise dates. During 2023, the Company received proceeds of $20 million from the exercise of stock options and recognized a tax benefit of $9 million from the exercise of stock options and SARs.

	Year Ended December 31,
	2023	2022	2021
Weighted average grant date fair value	$23.50	$13.26	$9.22
Aggregate intrinsic value of Options/SARs exercised (in millions)	$116	$113	$47

ARCH CAPITAL	165	2023 FORM 10-K

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
A summary of restricted share and restricted unit activity under the Company’s Long Term Incentive and Share Award Plans for 2023 is presented below:

	Number of Restricted Common Shares	Number of Restricted Unit Awards
Unvested Shares:
Unvested balance, beginning of year	2,165,554	517,293
Granted	678,657	146,534
Vested	(1,281,449)	(352,190)
Forfeited	(38,157)	(5,709)
Unvested balance, end of year	1,524,605	305,928

Weighted Average Grant Date Fair Value:
Unvested balance, beginning of year	$40.23	$37.17
Granted	$69.47	$69.20
Vested	$38.37	$34.16
Forfeited	$49.65	$55.55
Unvested balance, end of year	$54.57	$55.63
The following table presents the weighted average grant date fair value of restricted shares and restricted unit awards granted and the aggregate fair value of restricted shares and unit awards vesting in each year.

	Year Ended December 31,
	2023	2022	2021
Number of restricted shares and restricted unit awards granted	825,191	1,089,393	1,261,773
Weighted average grant date fair value	$69.42	$47.45	$36.12
Aggregate fair value of vested restricted share and unit awards (in millions)	$122	$51	$41
The aggregate intrinsic value of restricted units outstanding at December 31, 2023 was $23 million, and the aggregate intrinsic value of restricted units vested and deferred was $0.4 million.
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

	Year Ended December 31,
	2023	2022	2021
Expected volatility	30.4%	38.1%	37.5%
Risk free interest rate	4.6%	1.7%	0.3%

	Number of Performance Shares	Number of Performance Units
Unvested Shares:
Unvested balance, beginning of year	1,882,916	39,710
Granted	550,394	18,182
Performance adjustment (1) (2)	(341,420)	(2,024)
Vested	(207,486)	(6,274)
Forfeited	(3,708)	—
Unvested balance, end of year	1,880,696	49,594

Weighted Average Grant Date Fair Value:
Unvested balance, beginning of year	$43.75	$45.33
Granted	$74.08	$74.31
Performance adjustment (1) (2)	$44.17	$44.17
Vested	$44.17	$44.17
Forfeited	$59.83	$—
Unvested balance, end of year	$52.47	$56.15
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

ARCH CAPITAL	166	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the weighted average grant date fair values of performance awards granted.

	Year Ended December 31,
	2023	2022	2021
Number of performance awards	568,576	690,772	685,104
Weighted average grant date fair value	$74.09	$49.91	$37.38
Aggregate fair value of vested performance share and unit awards (in millions)	$14	$27	$24
The aggregate intrinsic value of performance units outstanding at December 31, 2023 was $4 million.
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

	Year Ended December 31,
	2023	2022	2021
Pre-Tax
Stock options and SARs	$11	$12	$12
Restricted share and unit awards	54	50	47
Performance awards	23	22	24
ESPP	4	4	4
Total	$92	$88	$87

After-Tax
Stock options and SARs	$10	$11	$11
Restricted share and unit awards	45	42	39
Performance awards	21	20	22
ESPP	4	4	4
Total	$80	$77	$76

	December 31, 2023
	Stock Options and SARs	Restricted Common Shares and Units	Performance Common Shares and Units
Unrecognized compensation cost related to unvested awards	$7	$43	$11
Weighted average recognition period (years)	0.67	0.95	0.44
23.    Retirement Plans

For purposes of providing employees with retirement benefits, the Company maintains defined contribution retirement plans. Contributions are based on the participants’ eligible compensation. For 2023, 2022 and 2021, the Company expensed $77 million, $67 million and $60 million, respectively, related to these retirement plans.
24.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of December 31, 2023, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

25.    Statutory Information

The Company’s insurance and reinsurance subsidiaries are subject to insurance and/or reinsurance laws and regulations in the jurisdictions in which they operate. These regulations include certain restrictions on the amount of dividends or other distributions available to shareholders without prior approval of the insurance regulatory authorities.
The actual and required statutory capital and surplus for the Company’s principal operating subsidiaries at December 31, 2023 and 2022:

	December 31,
	2023	2022
Actual capital and surplus (1):
Bermuda	$24,120	$19,546
Ireland	1,148	968
United States	6,897	6,195
United Kingdom	1,367	1,018
Canada	83	69
Australia	366	285

Required capital and surplus:
Bermuda	$7,112	$6,450
Ireland	942	815
United States	1,895	1,749
United Kingdom	1,192	543
Canada	53	48
Australia	179	176
(1)Such amounts include ownership interests in affiliated insurance and reinsurance subsidiaries.

ARCH CAPITAL	167	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There were no state-prescribed or permitted regulatory accounting practices for any of the Company’s insurance or reinsurance entities that resulted in reported statutory surplus that differed from that which would have been reported under the prescribed practices of the respective regulatory authorities, including the National Association of Insurance Commissioners. The differences between statutory financial statements and statements prepared in accordance with GAAP vary by jurisdiction, however, with the primary differences being that statutory financial statements may not reflect deferred acquisition costs, certain net deferred income tax assets, goodwill and intangible assets, unrealized appreciation or depreciation on debt securities and certain unauthorized reinsurance recoverables and include contingency reserves.
The statutory net income (loss) for the Company’s principal operating subsidiaries for 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory net income (loss):
Bermuda	$3,519	$1,730	$2,371
Ireland	53	(53)	25
United States	592	220	346
United Kingdom	72	57	35
Canada	6	9	7
Australia	68	39	12
Bermuda
The Company’s Bermuda insurance and reinsurance subsidiaries are subject to the Bermuda Insurance Act 1978 and related regulations, each as amended (the “Insurance Act”). Arch Re Bermuda, the Company’s principal reinsurance and insurance subsidiary, is registered as a Class 4 insurer and long-term insurer while Arch Group Reinsurance Ltd. (“AGRL”) is registered as a Class 3A general business insurer and provides affiliated quota share reinsurance covering certain U.S. business. The Insurance Act requires that both entities maintain minimum statutory capital and surplus equal to the greater of a minimum solvency margin and the enhanced capital requirement (“ECR”) as determined by the Bermuda Monetary Authority (“BMA”). The ECR is calculated based on the Bermuda Solvency Capital Requirement model, a risk-based model that takes into account the risk characteristics of different aspects of the company’s business. At December 31, 2023 and 2022, the actual and required capital and surplus were based on the economic balance sheet requirements.
Under the Insurance Act, Arch Re Bermuda and AGRL are restricted with respect to the payment of dividends. Each entity is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the BMA an affidavit stating that it will continue to meet the required margins following the declaration of those dividends. Accordingly, Arch Re Bermuda can pay approximately $4.8 billion to Arch Capital during 2024 without providing an affidavit to the BMA. Dividends or distributions, if any, made by AGRL would result in an increase in available capital at Arch-U.S.
Ireland
The Company has three Irish subsidiaries: Arch Re Europe, an authorized life and non-life reinsurer, Arch Insurance (EU), an authorized non-life insurer and Arch Underwriting Europe, a registered insurance and reinsurance intermediary. Irish authorized reinsurers and insurers, such as Arch Re Europe, Arch Insurance (EU) and Irish intermediaries, such as Arch Underwriters Europe, are also subject to the general body of Irish laws and regulations including the provisions of the Companies Act 2014. As part of the Company’s Brexit plan, Arch Insurance (EU) received approval from the Central Bank of Ireland (“CBI”) to expand the nature of its business in 2019 commenced writing insurance lines in the European Economic Area in 2020, and the Part VII Transfer was completed at the end of December 2020. Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe are subject to the supervision of the CBI and must comply with Irish insurance acts and regulations as well as with directions and guidance issued by the CBI. Arch Re Europe and Arch Insurance (EU) are required to maintain a minimum level of capital. At December 31, 2023 and 2022, these requirements were met.

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

ARCH CAPITAL	168	2023 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends or distributions, if any, made by Arch Re U.S. would result in an increase in available capital at Arch-U.S., the Company’s U.S. holding company. Arch Re U.S. can declare a maximum of approximately $329 million of dividends during 2024 subject to the approval of the Commissioner of the Delaware Department of Insurance.
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
The Company’s U.S. mortgage insurance subsidiaries are subject to regulation by their domiciliary and primary regulators, the Wisconsin Office of the Commissioner of Insurance (“Wisconsin OCI”) for AMIC and AMG, the North Carolina Department of Insurance (“NC DOI”) for UGRIC, and by state insurance departments in each state in which they are licensed. As mandated by state insurance laws, mortgage insurers are generally mono-line companies. Each company is subject to the statutory requirements of their domiciliary regulator as to payment of dividends and return of capital; the GSEs may also impart limitations on the Company’s eligible mortgage insurers, such as required minimum assets. Under respective state law, the Company’s U.S. mortgage subsidiaries can declare a maximum of approximately $180 million of ordinary dividends in 2024, however, dividend capacity is limited by the respective companies unassigned surplus amounts. Such dividends would increase the available capital at Arch U.S. MI Holdings Inc., a subsidiary of Arch-U.S.
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
Arch Insurance (U.K.) and AMAL must maintain a margin of solvency at all times under the Solvency II Directive from the European Insurance and Occupational Pensions Authority. The regulations stipulate that insurers are required to maintain the minimum capital requirement and solvency capital requirement at all times. At December 31, 2023 and 2022, these requirements were met.
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

ARCH CAPITAL	169	2023 FORM 10-K

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
Australia
The Australian Prudential Regulation Authority (“APRA”) is an independent statutory authority responsible for prudential supervision of institutions across banking, insurance and superannuation and promotes financial stability in Australia. Arch Indemnity has been authorized to conduct monoline lenders’ mortgage insurance business in Australia since June 2002 and was acquired by Arch Capital on August 30, 2021 and since that date is the primary provider of lenders’ mortgage insurance for the group. Arch Indemnity has also been licensed by the Australian Securities and Investments Commission (“ASIC”) since March 2011 to engage in credit activities in Australia. Arch LMI Pty Ltd. (“Arch LMI”) was formerly authorized by APRA in January 2019 to conduct monoline lenders’ mortgage insurance business in Australia; however, in December 2022, we converted Arch LMI to a services company for our Australian lenders mortgage insurance operations and the company relinquished its APRA authorization. Major regulatory requirements that are applicable to Arch Indemnity in general as an insurance provider and financial institution in Australia include requirements and compliance with minimum capital levels; risk management strategy; corporate governance standards, privacy legislation on the collection, use and storage of personal information; cyber security obligations imposed by APRA and ASIC; modern slavery legislation; anti-money laundering and counter-terrorism legislation. At December 31, 2023 and 2022, these requirements were met.
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

ARCH CAPITAL	170	2023 FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as of December 31, 2023, for the purposes set forth in the applicable rules under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the disclosure controls and procedures were effective.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on our assessment, management determined that, as of December 31, 2023, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred in connection with our evaluation required pursuant to Rules 13a-15 and 15d-15 under the Exchange Act during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ARCH CAPITAL	171	2023 FORM 10-K

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information to be included in our definitive proxy statement (“Proxy Statement”) for our annual meeting of shareholders to be held in 2024, which we intend to file with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s fiscal year which ended on December 31, 2023. Copies of our code of ethics applicable to our chief executive officer, chief financial officer and principal accounting officer or controller are available free of charge to investors upon written request addressed to the attention of Arch Capital’s corporate secretary, Waterloo House, 100 Pitts Bay Road, Pembroke HM 08, Bermuda. In addition, our code of ethics and certain other basic corporate documents, including the charters of our audit committee, compensation committee and nominating committee are posted on our website located at www.archgroup.com.
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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC no later than 120 days after the end of the Company’s fiscal year ended on December 31, 2023, which Proxy Statement is incorporated by reference.

ARCH CAPITAL	172	2023 FORM 10-K

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than the information set forth below, the information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC no later than 120 days after the end of the Company’s fiscal year ended on December 31, 2023, which Proxy Statement is incorporated by reference.
The following information is as of December 31, 2023:

	Column A	Column B	Column C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options(1), Warrants and Rights	Weighted-Average Exercise Price of Outstanding Stock Options(1), Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders	12.9	$31.14	17.2
Equity compensation plans not approved by security holders	—	—	—
Total	12.9	$31.14	17.2	(2)
________________________
(1)    Includes all vested and unvested stock options outstanding of 12.5 million and restricted stock and performance units outstanding of 0.4 million. The weighted average exercise price does not take into account restricted stock units. In addition, the weighted average remaining contractual life of the Company's outstanding exercisable stock options and SARs at December 31, 2023 was 4.1 years.
(2)    Includes 3.6 million common shares remaining available for future issuance under our Employee Share Purchase Plan and 13.6 million common shares remaining available for future issuance under our equity compensation plans. Shares available for future issuance under our equity compensation plans may be issued in the form of stock options, SARs, restricted shares, restricted share units payable in common shares or cash, share awards in lieu of cash awards, dividend equivalents, performance shares and performance units and other share-based awards. In addition, 9.4 million common shares, or 54.7% of the 17.2 million common shares remaining available for future issuance may be issued in connection with full value awards (i.e., awards other than stock options or SARs).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC no later than 120 days after the end of the Company’s fiscal year ended on December 31, 2023, which Proxy Statement is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information to be included in our Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC no later than 120 days after the end of the Company’s fiscal year ended on December 31, 2023, which Proxy Statement is incorporated by reference.

ARCH CAPITAL	173	2023 FORM 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules and Exhibits.

1. Financial Statements
Included in Part II – see Item 8 of this report.

2. Financial Statement Schedules

Page No.

II. Condensed Financial Information of Registrant
As of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021	180
III. Supplementary Insurance Information
For the years ended December 31, 2023, 2022 and 2021	183

IV. Reinsurance
For the years ended December 31, 2023, 2022 and 2021	184

VI. Supplementary Information for Property and Casualty Insurance Underwriters
For the years ended December 31, 2023, 2022 and 2021	185
Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided in Item 8 of this report.

ARCH CAPITAL	174	2023 FORM 10-K

3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
2.1	Memorandum of Association of ACGL	S-4	3.1	September 8, 2000
2.2	Bye-Laws of ACGL	10-Q	3	August 5, 2016
2.3	ACGL Certificate of Deposit of Memorandum of Increase of Share Capital	10-K	3.3	February 28, 2011
3.1	Certificate of Designations of Series F Non-Cumulative Preferred Shares	8-K	4.1	August 17, 2017
3.2	Certificate of Designations of Series G Non-Cumulative Preferred Shares	8-K	4.1	June 11, 2021
3.3	Specimen Common Share Certificate	10-K	4.1	April 2, 2001
3.4	Specimen Series F Non-Cumulative Preferred Share Certificate	8-K	4.2	August 17, 2017
3.5	Specimen Series G Non-Cumulative Preferred Share Certificate	8-K	4.2	June 11, 2021
4.1	Indenture, dated as of May 4, 2004, between ACGL, as issuer, and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank) (“JPMCB”), as trustee	8-K	4.1	June 30, 2020
4.2	First Supplemental Indenture, dated as of May 4, 2004, between ACGL, as issuer, and JPMCB, as trustee	8-K	99.3	May 7, 2004
4.3	Second Supplemental Indenture, dated as of June 30, 2020, by and between Arch Capital Group Ltd. and The Bank of New York Mellon (including the form of Global Notes for the Notes).	8-K	4.2	June 30, 2020
4.4.1	Indenture, dated as of December 13, 2013, among Arch Capital Group (U.S.) Inc. (“Arch U.S.”), as issuer, ACGL, as guarantor, and The Bank of New York Mellon (“BNYM”), as trustee	8-K	4.1	December 13, 2013
4.4.2	First Supplemental Indenture, dated as of December 13, 2013, among Arch U.S., as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.2	December 13, 2013
4.4.3	Second Supplemental Indenture, dated as of May 10, 2018, among Arch Capital Finance LLC, as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.1	May 15, 2018
4.5.1	Deposit Agreement, dated August 17, 2017, between ACGL, as issuer, and AST, as depositary, registrar and transfer agent and as dividend disbursing agent and redemption agent, and the holders from time to time of the depositary receipts	8-K	4.3	August 17, 2017
4.5.2	Deposit Agreement, dated June 11, 2021, between ACGL, as issuer, and AST, as depositary, registrar and transfer agent and as dividend disbursing agent and redemption agent, and the holders from time to time of the depositary receipts	8-K	4.3	June 11, 2021
4.6.1	Form of Depositary Receipt, dated August 17, 2017	8-K	4.4	August 17, 2017
4.6.2	Form of Depositary Receipt, dated June 11, 2021	8-K	4.4	June 11, 2021
4.7.1	Indenture, dated as of December 8, 2016, among Arch Capital Finance LLC, as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.1	December 9, 2016
4.7.2	First Supplemental Indenture, dated as of December 8, 2016, among Arch Capital Finance LLC, as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.2	December 9, 2016
4.8	Description of Securities	10-K	4.8	February 25, 2022
10.2.1	Third Amended and Restated ACGL Incentive Compensation Plan†	10-Q	10.7	August 5, 2016
10.2.2	First Amendment to Third Amended and Restated ACGL Incentive Compensation Plan†	10-Q	10.1	May 5, 2017
10.2.3	Second Amendment to Third Amended and Restated ACGL Incentive Compensation Plan†	10-K	4.8	February 25, 2022
10.2.4	Third Amendment to Third Amended and Restated ACGL Incentive Compensation Plan†	10-Q	10.1	May 4, 2023
10.3.1	ACGL 2007 Long Term Incentive and Share Award Plan†	DEF 14A		April 3, 2007
10.3.2	ACGL 2012 Long Term Incentive and Share Award Plan†	DEF 14A		March 27, 2012
10.3.3	ACGL 2015 Long Term Incentive and Share Award Plan†	DEF 14A		March 26, 2015
10.3.4	ACGL 2018 Long Term Incentive and Share Award Plan†	DEF 14A		March 28, 2018
10.3.5	ACGL Amended and Restated 2007 Employee Share Purchase Plan†	DEF 14A		March 23, 2023
10.3.6	ACGL 2022 Long Term Incentive and Share Award Plan†	8-K	10.1	May 4, 2022
10.4.1	Form of Restricted Share Agreement, dated as of May 13, 2015, between ACGL and each of, Marc Grandisson, Nicolas Papadopoulo, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.2	August 7, 2015
10.4.2	Form of Restricted Share Agreement, dated as of May 13, 2016, between ACGL and each of Marc Grandisson, Nicolas Papadopoulo, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.2	August 5, 2016
10.4.3	Form of Restricted Share Agreement, dated as of May 4, 2017, between ACGL and each of the Non-Employee Directors of ACGL†	10-Q	10.3	August 4, 2017

ARCH CAPITAL	175	2023 FORM 10-K

10.4.4	Form of Restricted Share Agreement, dated as of May 8, 2017, between ACGL and each of Marc Grandisson, Nicolas Papadopoulo, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.4	August 4, 2017
10.4.5	Form of Restricted Share Agreement, dated as of September 19, 2017, between ACGL and each of Nicolas Papadopoulo and Maamoun Rajeh†	10-K	10.4.13	February 28, 2018
10.4.6	Form of Restricted Share Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries†	10-Q	10.3	August 8, 2018
10.4.7	Form of Restricted Share Agreement between ACGL and each of the Non-Employee Directors of ACGL†	10-Q	10.6	August 8, 2018
10.5	Form of Performance Restricted Share Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries†	10-Q	10.5	August 8, 2018
10.6.1	Form of Non-Qualified Stock Option Agreement, dated as of May 13, 2015, between ACGL and each of Marc Grandisson†	10-Q	10.3	August 7, 2015
10.6.2	Form of Non-Qualified Stock Option Agreement, dated as of May 13, 2016, between ACGL and each of Marc Grandisson, Nicolas Papadopoulo, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.3	August 5, 2016
10.6.3	Form of Non-Qualified Stock Option Agreement, dated as of May 8, 2017, between ACGL and each of Marc Grandisson, Nicolas Papadopoulo, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.5	August 4, 2017
10.6.4	Non-Qualified Stock Option Agreement, dated as of September 19, 2017, between ACGL and Maamoun Rajeh†	10-K	10.5.6	February 28, 2018
10.6.5	Non-Qualified Stock Option Agreement, dated as of September 19, 2017, between ACGL and Nicolas Papadopoulo†	10-K	10.5.7	February 28, 2018
10.6.6	Form of Non-Qualified Stock Option Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries†	10-Q	10.4	August 8, 2018
10.6.7	Non-Qualified Stock Option Agreement, dated as of April 9, 2018, between ACGL and Marc Grandisson†	10-Q	10.5	May 9, 2018
10.7.1	Form of Share Appreciation Right Agreement, dated as of May 9, 2013, between ACGL and each of Marc Grandisson, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.2	November 8, 2013
10.7.2	Form of Share Appreciation Right Agreement, dated as of May 13, 2014, between ACGL and each of Marc Grandisson, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.3	August 8, 2014
10.7.3	Share Appreciation Right Agreement, dated as of July 1, 2014, between ACGL and Maamoun Rajeh†	10-Q	10.15	November 3, 2017
10.7.4	Share Appreciation Right Agreement, dated as of November 6, 2014, between ACGL and Marc Grandisson†	10-Q	10.2	May 8, 2015
10.8.1	Employment Agreement, dated as of October 27, 2008, between ACGL and John D. Vollaro†	8-K	10.1	October 28, 2008
10.8.2	Amendment to Employment Agreement, dated February 27, 2015, between ACGL and John D. Vollaro†	10-Q	10.1	May 8, 2015
10.8.3	Second Amendment to Employment Agreement, dated as of January 1, 2018, between ACGL and John D. Vollaro†	10-Q	10.1	May 9, 2018
10.10	Employment Agreement, dated as of September 19, 2017 between ACGL and Maamoun Rajeh†	10-Q	10.26	November 3, 2017
10.11	Employment Agreement, dated as of September 19, 2017 between ACGL and Nicholas Papadopoulo†	10-Q	10.27	November 3, 2017
10.12	Employment Agreement, dated as of May 25, 2018, between ACGL and François Morin†	8-K/A	10.1	July 26, 2018
10.13	Employment Agreement, dated as of April 9, 2018, between ACGL and Marc Grandisson†	8-K/A	10.1	April 11, 2018
10.14	Employment Agreement, dated as of November 13, 2018, between Arch Capital Services Inc. and Louis Petrillo†	10-K	10.16	February 28, 2019
10.15	Employment Agreement dated as of October 1,2019 between Arch Capital Group Ltd. and David Gansberg †	10-K	10.16	February 28, 2020
10.16	Employment Agreement dated as of May 7, 2021 between Arch Capital Group Ltd. and Christine Todd †	10-Q	10.1	August 5, 2021
10.17	Arch U.S. Executive Supplemental Non-Qualified Savings and Retirement Plan†	10-K	10.24	March 2, 2009
10.18.1	Third Amended and Restated Credit Agreement, dated as of December 17, 2019, by and among ACGL, certain of its subsidiaries as subsidiary borrowers, Bank of America, N.A., as Administrative Agent, Fronting Bank and L/C Administrator, and the lenders party thereto	8-K	10.1	December 18, 2019
10.18.2	First Amendment to Third Amended and Restated Credit Agreement, dated as of August 12, 2020 by and among Arch Capital Group Ltd., the other Loan Parties party hereto, the Lenders party hereto, and Bank of America, N.A., as Administrative Agent.	10-Q	10.1	November 4, 2021

ARCH CAPITAL	176	2023 FORM 10-K

10.18.3	The LIBOR Transition Amendment to the Third Amended and Restated Credit Agreement, dated as of September 29, 2021.	10-Q	10.2	November 4, 2021
10.18.4	Second Amendment to Third Amended and Restated Credit Agreement, effective as of April 7, 2022, by and among Arch Capital Group Ltd., certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, and the lenders party thereto	8-K	10.1	April 12, 2022
10.18.5	Fourth Amended and Restated Credit Agreement, dated as of August 23, 2023, by and among Arch Capital Group Ltd., certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, and the lenders party thereto(1)	10-Q	10.1	November 9, 2023
10.19	Letter of Credit Facility Agreement, dated as of September 27, 2023, by and between Arch Reinsurance Ltd., as the borrower and Lloyds Bank Corporate Markets plc, as the L/C Issuer(1)	8-K	10.1	October 2, 2023
10.20	Amendment No. 3 and Joinder to Letter of Credit Facility Agreement, dated as of October 25, 2023, by and between Arch Reinsurance Ltd., as the borrower and Lloyds Bank Corporate Markets plc, as the Administrative Agent and L/C Agent.(1)	8-K	10.1	October 30, 2023
21	Subsidiaries of Registrant				X
23	Consent of PricewaterhouseCoopers LLP				X
24	Power of Attorney				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Policy relating to recovery of erroneously awarded compensation, as required by Nasdaq listing standards adopted pursuant to 17 CFR 240.10D.				X
101
The following financial information from ACGL’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL: (i) Consolidated Balance Sheets at December 31, 2023 and 2022; (ii) Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements
					X
104	Cove Page Interactive Data File (embedded within the Inline XBRL document)
(1) Certain schedules and exhibits have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits to the SEC upon request.
†    Management contract or compensatory plan or arrangement.

ARCH CAPITAL	177	2023 FORM 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCH CAPITAL GROUP LTD. (Registrant)
By:	/s/ Marc Grandisson
	Name:	Marc Grandisson
	Title:	Chief Executive Officer (Principal Executive Officer)
February 23, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marc Grandisson
Marc Grandisson	Chief Executive Officer (Principal Executive Officer)	February 23, 2024

/s/ François Morin
François Morin	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Treasurer	February 23, 2024

*
John M. Pasquesi	Chairman of the Board	February 23, 2024

*
John L. Bunce, Jr.	Director	February 23, 2024

*
Eric W. Doppstadt	Director	February 23, 2024

*
Francis Ebong	Director	February 23, 2024

*
Laurie S. Goodman	Director	February 23, 2024

ARCH CAPITAL	178	2023 FORM 10-K

Name	Title	Date

*
Moira Kilcoyne	Director	February 23, 2024

*
Eileen Mallesch	Director	February 23, 2024

*
Louis J. Paglia	Director	February 23, 2024

*
Brian S. Posner	Director	February 23, 2024

*
Eugene S. Sunshine	Director	February 23, 2024

*
John D. Vollaro	Director	February 23, 2024

___________________
*    By François Morin, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 to this report.

/s/ François Morin
Name:	François Morin Attorney-in-Fact

ARCH CAPITAL	179	2023 FORM 10-K

SCHEDULE II

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(U.S. dollars in millions)

Balance Sheet
(Parent Company Only)

	December 31,
	2023	2022
Assets
Total investments	$17	$7
Cash	9	11
Investments in subsidiaries	19,590	14,191
Investment in operating affiliates	4	5
Due from subsidiaries and affiliates	—	2
Other assets	58	18
Total assets	$19,678	$14,234

Liabilities
Senior notes	$1,287	$1,287
Other liabilities	38	37
Total liabilities	1,325	1,324

Shareholders' Equity
Non-cumulative preferred shares	830	830
Common shares ($0.0011 par, shares issued: 591.9 and 588.3)	1	1
Additional paid-in capital	2,327	2,211
Retained earnings	20,295	15,892
Accumulated other comprehensive income (loss), net of deferred income tax	(676)	(1,646)
Common shares held in treasury, at cost (shares: 218.5 and 217.9)	(4,424)	(4,378)
Total shareholders' equity	$18,353	$12,910
Total liabilities and shareholders' equity	$19,678	$14,234

The financial information for the parent company (Arch Capital Group Ltd.) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

ARCH CAPITAL	180	2023 FORM 10-K

SCHEDULE II
(continued)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(U.S. dollars in millions)

Statement of Income
(Parent Company Only)

	Year Ended
	December 31,
	2023	2022	2021

Revenues
Net investment income	$2	$2	$2
Total revenues	2	2	2

Expenses
Corporate expenses	93	86	72
Interest expense	59	59	59
Total expenses	152	145	131

Income (loss) before income taxes and income (loss) from operating affiliates	(150)	(143)	(129)
Income tax (expense) benefit	41	—	—
Income (loss) from operating affiliates	(1)	(1)	(1)
Income (loss) before equity in net income of subsidiaries	(110)	(144)	(130)
Equity in net income of subsidiaries	4,553	1,593	2,287
Net income available to Arch	4,443	1,449	2,157
Preferred dividends	(40)	(40)	(48)
Loss on redemption of preferred shares	—	—	(15)
Net income available to Arch common shareholders	$4,403	$1,409	$2,094

The financial information for the parent company (Arch Capital Group Ltd.) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

ARCH CAPITAL	181	2023 FORM 10-K

SCHEDULE II
(continued)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(U.S. dollars in millions)

Statement of Cash Flows
(Parent Company Only)

	Year Ended
	December 31,
	2023	2022	2021

Operating Activities:
Net Cash Provided By Operating Activities	$46	$621	$1,728

Investing Activities:
Net (purchases) sales of short-term investments	(8)	(5)	(2)
Capital contributed to subsidiaries	—	—	(487)
Purchase of fixed assets	—	—	(1)
Other	1	(1)	—
Net Cash Used For Investing Activities	(7)	(6)	(490)

Financing Activities:
Purchases of common shares under share repurchase program	—	(586)	(1,234)
Proceeds from common shares issued, net	(2)	6	6
Proceeds from issuance of preferred shares, net	—	—	486
Redemption of preferred shares	—	—	(450)
Preferred dividends paid	(40)	(40)	(48)
Net Cash Used For Financing Activities	(42)	(620)	(1,240)

Increase (decrease) in cash and restricted cash	(3)	(5)	(2)
Cash and restricted cash, beginning of year	12	17	19
Cash and restricted cash, end of period	$9	$12	$17

The financial information for the parent company (Arch Capital Group Ltd.) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

ARCH CAPITAL	182	2023 FORM 10-K

SCHEDULE III

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(U.S. dollars in millions)

	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Net Losses and Loss Adjustment Expenses Incurred	Amortization of Deferred Acquisition Costs	Other Operating Expenses (2)	Net Premiums Written
December 31, 2023
Insurance	$566	$12,250	$3,917	$5,446	NM	$3,122	$1,055	$819	$5,862
Reinsurance	901	9,924	4,254	5,836	NM	3,227	1,240	288	6,554
Mortgage	64	578	637	1,158	NM	(103)	17	194	1,052
Other
Total	$1,531	$22,752	$8,808	$12,440	NM	$6,246	$2,312	$1,301	$13,468
December 31, 2022
Insurance	$301	$11,017	$3,382	$4,560	NM	$2,784	$887	$665	$5,021
Reinsurance	992	8,306	3,206	3,959	NM	2,568	813	268	4,924
Mortgage	(30)	709	749	1,160	NM	(324)	40	195	1,133
Other
Total	$1,263	$20,032	$7,337	$9,679	NM	$5,028	$1,740	$1,128	$11,078
December 31, 2021
Insurance	$378	$9,811	$2,938	$3,625	NM	$2,345	$606	$559	$4,149
Reinsurance	424	6,879	2,263	2,841	NM	1,925	537	214	3,254
Mortgage	99	1,068	811	1,283	NM	57	97	193	1,261
Other				333	NM	258	63	33	353
Total	$901	$17,758	$6,012	$8,082	NM	$4,585	$1,303	$999	$9,017
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

ARCH CAPITAL	183	2023 FORM 10-K

SCHEDULE IV
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
REINSURANCE
(U.S. dollars in millions)

	Gross Amount	Ceded to Other Companies (1)	Assumed From Other Companies (1)	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2023
Premiums Written:
Insurance	$7,865	$(2,049)	$46	$5,862	0.8%
Reinsurance	626	(2,559)	8,487	6,554	129.5%
Mortgage	1,161	(335)	226	1,052	21.5%
Total	$9,652	$(4,935)	$8,751	$13,468	65.0%
Year Ended December 31, 2022
Premiums Written:
Insurance	$6,889	$(1,910)	$42	$5,021	0.8%
Reinsurance	397	(2,024)	6,553	4,924	133.1%
Mortgage	1,256	(322)	199	1,133	17.6%
Total	$8,542	$(4,249)	$6,785	$11,078	61.2%
Year Ended December 31, 2021
Premiums Written:
Insurance	$5,834	$(1,719)	$34	$4,149	0.8%
Reinsurance	409	(1,840)	4,685	3,254	144.0%
Mortgage	1,213	(247)	294	1,261	23.3%
Other	251	(105)	206	353	58.4%
Total	$7,707	$(3,735)	$5,045	$9,017	55.9%
(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions and are included in the gross premiums written of each segment. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL	184	2023 FORM 10-K

SCHEDULE VI
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
(U.S. dollars in millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
Affiliation with Registrant	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Discount, if any, deducted in Column C	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Adjustment Expenses Incurred Related to		Amortization of Deferred Acquisition Costs	Net Paid Losses and Loss Adjustment Expenses	Net Premiums Written
							(a) Current Year	(b) Prior Years
Consolidated Subsidiaries
2023	$1,531	$22,752	$66	$8,808	$12,440	$1,023	$6,784	$(538)	$2,312	$4,093	$13,468
2022	1,263	20,032	61	7,337	9,679	496	5,797	(769)	1,740	3,141	11,078
2021	901	17,758	56	6,012	8,082	389	4,940	(355)	1,303	2,827	9,017

ITEM 16.     FORM 10-K SUMMARY

Not applicable.

ARCH CAPITAL	185	2023 FORM 10-K