Form 10-Q
period 2024-03-31
ARCH CAPITAL GROUP LTD.
filed 2024-05-09
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2024

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16209

ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda				98-0374481
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road,	Pembroke	HM 08,	Bermuda	(441)	278-9250
(Address of principal executive offices)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common shares, $0.0011 par value per share	ACGL	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 5.45% Series F preferred share	ACGLO	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 4.55% Series G preferred share	ACGLN	NASDAQ	Stock Market
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 3, 2024, there were 375,494,237 common shares, $0.0011 par value per share, of the registrant outstanding.

ARCH CAPITAL GROUP LTD.

ARCH CAPITAL	1	2024 FIRST QUARTER FORM 10-Q

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
•the effect of climate change on our business;
•the effect of contagious diseases (including COVID-19) on our business;

ARCH CAPITAL	2	2024 FIRST QUARTER FORM 10-Q

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
•statutory or regulatory developments, including as to tax matters and insurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers and/or changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers, including the implementation of the Organization for Economic Cooperation and Development (“OECD”) Pillar I and Pillar II initiatives and the possible enactment of a recently proposed Bermuda corporate income tax; and
•the other matters set forth under Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of our Annual Report on Form 10-K for the year ended December 31, 2023, as well as the other factors set forth in our other documents on file with the SEC, and management’s response to any of the aforementioned factors.

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere. The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ARCH CAPITAL	3	2024 FIRST QUARTER FORM 10-Q

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCH CAPITAL	4	2024 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars and shares in millions)

	(Unaudited)
	March 31, 2024	December 31, 2023
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $24,338 and $24,131; net of allowance for credit losses: $32 and $28)	$23,628	$23,553
Short-term investments available for sale, at fair value (amortized cost: $2,143 and $2,064; net of allowance for credit losses: $0 and $0)	2,142	2,063
Equity securities, at fair value	1,720	1,186
Other investments, at fair value	2,886	2,488
Investments accounted for using the equity method	4,842	4,566
Total investments	35,218	33,856

Cash	993	917
Accrued investment income	236	236
Investment in operating affiliates	1,174	1,119
Premiums receivable (net of allowance for credit losses: $32 and $34)	5,765	4,644
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (net of allowance for credit losses: $16 and $21)	7,509	7,064
Contractholder receivables (net of allowance for credit losses: $3 and $3)	1,907	1,814
Ceded unearned premiums	2,717	2,170
Deferred acquisition costs	1,625	1,531
Receivable for securities sold	166	63
Goodwill and intangible assets	778	731
Other assets	4,680	4,761
Total assets	$62,768	$58,906

Liabilities
Reserve for losses and loss adjustment expenses	$23,705	$22,752
Unearned premiums	9,971	8,808
Reinsurance balances payable	2,497	2,000
Contractholder payables	1,910	1,817
Collateral held for insured obligations	263	259
Senior notes	2,727	2,726
Payable for securities purchased	433	247
Other liabilities	1,905	1,942
Total liabilities	43,411	40,551

Commitments and contingencies (refer to Note 10)
Redeemable noncontrolling interests	2	2

Shareholders' Equity
Non-cumulative preferred shares	830	830
Common shares ($0.0011 par, shares issued: 594.3 and 591.9)	1	1
Additional paid-in capital	2,401	2,327
Retained earnings	21,405	20,295
Accumulated other comprehensive income (loss), net of deferred income tax	(821)	(676)
Common shares held in treasury, at cost (shares: 219.0 and 218.5)	(4,461)	(4,424)
Total shareholders' equity available to Arch	19,355	18,353
Total liabilities, noncontrolling interests and shareholders' equity	$62,768	$58,906
See Notes to Consolidated Financial Statements

ARCH CAPITAL	5	2024 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars and shares in millions, except per share data)

	(Unaudited)
	Three Months Ended
	March 31,
	2024	2023
Revenues
Net premiums earned	$3,422	$2,883
Net investment income	327	199
Net realized gains (losses)	67	17
Other underwriting income	12	10
Equity in net income (loss) of investment funds accounted for using the equity method	99	48
Other income (loss)	14	11
Total revenues	3,941	3,168

Expenses
Losses and loss adjustment expenses	1,728	1,471
Acquisition expenses	607	533
Other operating expenses	363	319
Corporate expenses	53	30
Amortization of intangible assets	21	23
Interest expense	34	32
Net foreign exchange (gains) losses	(31)	18
Total expenses	2,775	2,426

Income (loss) before income taxes and income (loss) from operating affiliates	1,166	742
Income tax (expense) benefit	(101)	(64)
Income (loss) from operating affiliates	55	39
Net income (loss)	$1,120	$717
Net (income) loss attributable to noncontrolling interests	—	(2)
Net income (loss) available to Arch	1,120	715
Preferred dividends	(10)	(10)
Net income (loss) available to Arch common shareholders	$1,110	$705

Net income per common share and common share equivalent
Basic	$2.99	$1.92
Diluted	$2.92	$1.87

Weighted average common shares and common share equivalents outstanding
Basic	370.9	367.3
Diluted	380.5	377.6

See Notes to Consolidated Financial Statements

ARCH CAPITAL	6	2024 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	(Unaudited)
	Three Months Ended
	March 31,
	2024	2023
Comprehensive Income
Net income (loss)	$1,120	$717
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	(141)	245
Reclassification of net realized (gains) losses, included in net income (loss)	29	99
Foreign currency translation adjustments	(33)	5
Comprehensive income (loss)	975	1,066
Net (income) loss attributable to noncontrolling interests	—	(2)
Comprehensive income (loss) available to Arch	$975	$1,064
See Notes to Consolidated Financial Statements

ARCH CAPITAL	7	2024 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in millions)

	(Unaudited)
	Three Months Ended
	March 31,
	2024	2023
Non-cumulative preferred shares
Balance at beginning and end of period	$830	$830

Common shares
Balance at beginning and end of period	1	1

Additional paid-in capital
Balance at beginning of period	2,327	2,211
Amortization of share-based compensation	68	41
Other changes	6	8
Balance at end of period	2,401	2,260

Retained earnings
Balance at beginning of period	20,295	15,892
Net income (loss)	1,120	717
Net (income) loss attributable to noncontrolling interests	—	(2)
Preferred share dividends	(10)	(10)
Balance at end of period	21,405	16,597

Accumulated other comprehensive income (loss), net of deferred income tax
Balance at beginning of period	(676)	(1,646)
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of period	(565)	(1,512)
Unrealized holding gains (losses) during period, net of reclassification adjustment	(112)	344
Balance at end of period	(677)	(1,168)
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of period	(111)	(134)
Foreign currency translation adjustments	(33)	5
Balance at end of period	(144)	(129)
Balance at end of period	(821)	(1,297)

Common shares held in treasury, at cost
Balance at beginning of period	(4,424)	(4,378)
Shares repurchased for treasury	(37)	(25)
Balance at end of period	(4,461)	(4,403)

Total shareholders’ equity	$19,355	$13,988
See Notes to Consolidated Financial Statements

ARCH CAPITAL	8	2024 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	(Unaudited)
	Three Months Ended
	March 31,
	2024	2023
Operating Activities
Net income (loss)	$1,120	$717
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized (gains) losses	(52)	(17)
Equity in net (income) or loss of investment funds accounted for using the equity method and other income or loss	(112)	(66)
Amortization of intangible assets	21	23
Share-based compensation	68	41
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	660	603
Unearned premiums, net of ceded unearned premiums	663	541
Premiums receivable	(1,159)	(871)
Deferred acquisition costs	(82)	(75)
Reinsurance balances payable	521	279
Deferred income tax assets, net	24	34
Other items, net	(108)	(246)
Net cash provided by operating activities	1,564	963
Investing Activities
Purchases of fixed maturity investments	(8,325)	(3,901)
Purchases of equity securities	(509)	(8)
Purchases of other investments	(494)	(266)
Proceeds from sales of fixed maturity investments	7,529	3,034
Proceeds from sales of equity securities	65	75
Proceeds from sales, redemptions and maturities of other investments	116	96
Proceeds from redemptions and maturities of fixed maturity investments	363	180
Net settlements of derivative instruments	5	14
Net (purchases) sales of short-term investments	(90)	(208)
Purchases of fixed assets	(15)	(11)
Other	(54)	(1)
Net cash used for investing activities	(1,409)	(996)
Financing Activities
Proceeds from common shares issued, net	(32)	(18)
Other	—	(2)
Preferred dividends paid	(10)	(10)
Net cash used for financing activities	(42)	(30)
Effects of exchange rate changes on foreign currency cash and restricted cash	(11)	5
Increase (decrease) in cash and restricted cash	102	(58)
Cash and restricted cash, beginning of year	1,498	1,273
Cash and restricted cash, end of period	$1,600	$1,215
Income taxes paid (received)	(6)	4
Interest paid	—	—

See Notes to Consolidated Financial Statements

ARCH CAPITAL	9	2024 FIRST QUARTER FORM 10-Q

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
Basis of Presentation
The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normally recurring accruals) necessary for a fair statement of results on an interim basis. The results of any interim period are not necessarily indicative of the results for a full year or any future periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”), including the Company’s audited consolidated financial statements and related notes.
The Company has reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on the Company’s net income, comprehensive income, shareholders’ equity or cash flows. All amounts are in millions, except per share amounts, unless otherwise noted.
Recent Accounting Pronouncements
For information regarding additional accounting standards that the Company has not yet adopted, see note 3(t), “Significant Accounting Policies—Recent Accounting Pronouncements,” of the notes to consolidated financial statements in the Company’s 2023 Form 10-K.
2.    Share Transactions

Share-Based Compensation
During the 2024 first quarter, the Company granted 0.4 million stock options, 0.5 million performance share awards and performance share units (“PSAs/PSUs”) and 0.7 million restricted shares and units to certain employees. The stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted average grant-date fair value of the stock options, PSAs/PSUs and restricted shares and units granted during the 2024 first quarter were approximately $30.73, $93.28 and $87.22 per share, respectively. Such values are being amortized over the respective substantive vesting period.
During the 2023 first quarter, the Company granted 0.5 million stock options, 0.6 million PSAs/PSUs and 0.8 million restricted shares and units to certain employees. The stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted average grant-date fair value of the stock options, PSAs/PSUs and restricted shares and units granted during the 2023 first quarter were approximately $23.49, $74.06 and $69.25 per share, respectively. Such values are being amortized over the respective substantive vesting period.

ARCH CAPITAL	10	2024 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net income (loss)	$1,120	$717
Net (income) loss attributable to noncontrolling interests	—	(2)
Net income (loss) available to Arch	1,120	715
Preferred dividends	(10)	(10)
Net income (loss) available to Arch common shareholders	$1,110	$705

Denominator:
Weighted average common shares and common share equivalents outstanding — basic	370.9	367.3
Effect of dilutive common share equivalents:
Nonvested restricted shares	2.3	2.8
Stock options (1)	7.3	7.5
Weighted average common shares and common share equivalents outstanding — diluted	380.5	377.6

Earnings per common share:
Basic	$2.99	$1.92
Diluted	$2.92	$1.87
(1)    Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2024 first quarter and 2023 first quarter, the number of stock options excluded were 0.6 million and 0.5 million, respectively.

ARCH CAPITAL	11	2024 FIRST QUARTER FORM 10-Q

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
The corporate segment results include net investment income, net realized gains or losses (which includes realized and unrealized changes in the fair value of equity securities and assets accounted for using the fair value option, realized and unrealized gains and losses on derivative instruments and changes in the allowance for credit losses on financial assets), equity in net income or loss of investment funds accounted for using the equity method, other income (loss), corporate expenses, transaction costs and other, amortization of intangible assets, interest expense, net foreign exchange gains or losses, income tax items, income or loss from operating affiliates and items related to the Company’s non-cumulative preferred shares.

ARCH CAPITAL	12	2024 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders:

	Three Months Ended
	March 31, 2024
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$2,126	$3,467	$341	$5,933
Premiums ceded (1)	(584)	(1,201)	(64)	(1,848)
Net premiums written	1,542	2,266	277	4,085
Change in unearned premiums	(91)	(600)	28	(663)
Net premiums earned	1,451	1,666	305	3,422
Other underwriting income (loss)	—	2	10	12
Losses and loss adjustment expenses	(854)	(883)	9	(1,728)
Acquisition expenses	(276)	(331)	—	(607)
Other operating expenses	(235)	(75)	(53)	(363)
Underwriting income (loss)	$86	$379	$271	736

Net investment income				327
Net realized gains (losses)				67
Equity in net income (loss) of investment funds accounted for using the equity method				99
Other income (loss)				14
Corporate expenses (2)				(46)
Transaction costs and other (2)				(7)
Amortization of intangible assets				(21)
Interest expense				(34)
Net foreign exchange gains (losses)				31
Income (loss) before income taxes and income (loss) from operating affiliates				1,166
Income tax (expense) benefit				(101)
Income (loss) from operating affiliates				55
Net income (loss) available to Arch				1,120
Preferred dividends				(10)
Net income (loss) available to Arch common shareholders				$1,110

Underwriting Ratios
Loss ratio	58.9%	53.0%	(3.0)%	50.5%
Acquisition expense ratio	19.0%	19.9%	—%	17.7%
Other operating expense ratio	16.2%	4.5%	17.5%	10.6%
Combined ratio	94.1%	77.4%	14.5%	78.8%

Goodwill and intangible assets	$293	$121	$364	$778
(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	13	2024 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	March 31, 2023
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$1,979	$2,460	$343	$4,780
Premiums ceded (1)	(542)	(734)	(82)	(1,356)
Net premiums written	1,437	1,726	261	3,424
Change in unearned premiums	(180)	(396)	35	(541)
Net premiums earned	1,257	1,330	296	2,883
Other underwriting income (loss)	—	4	6	10
Losses and loss adjustment expenses	(703)	(766)	(2)	(1,471)
Acquisition expenses	(245)	(281)	(7)	(533)
Other operating expenses	(195)	(74)	(50)	(319)
Underwriting income (loss)	$114	$213	$243	570

Net investment income				199
Net realized gains (losses)				17
Equity in net income (loss) of investment funds accounted for using the equity method				48
Other income (loss)				11
Corporate expenses (2)				(29)
Transaction costs and other (2)				(1)
Amortization of intangible assets				(23)
Interest expense				(32)
Net foreign exchange gains (losses)				(18)
Income (loss) before income taxes and income (loss) from operating affiliates				742
Income tax (expense) benefit				(64)
Income (loss) from operating affiliates				39
Net income (loss)				717
Net (income) loss attributable to noncontrolling interests				(2)
Net income (loss) available to Arch				715
Preferred dividends				(10)
Net income (loss) available to Arch common shareholders				$705

Underwriting Ratios
Loss ratio	55.9%	57.6%	0.6%	51.0%
Acquisition expense ratio	19.5%	21.1%	2.5%	18.5%
Other operating expense ratio	15.5%	5.6%	16.9%	11.1%
Combined ratio	90.9%	84.3%	20.0%	80.6%

Goodwill and intangible assets	$228	$142	$415	$785

(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	14	2024 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Three Months Ended
	March 31,
	2024	2023
Reserve for losses and loss adjustment expenses at beginning of period	$22,752	$20,032
Unpaid losses and loss adjustment expenses recoverable	6,690	6,280
Net reserve for losses and loss adjustment expenses at beginning of period	16,062	13,752

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	1,852	1,607
Prior years	(124)	(136)
Total net incurred losses and loss adjustment expenses	1,728	1,471

Net foreign exchange (gains) losses and other	(84)	55

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(92)	(140)
Prior years	(978)	(727)
Total net paid losses and loss adjustment expenses	(1,070)	(867)

Net reserve for losses and loss adjustment expenses at end of period	16,636	14,411
Unpaid losses and loss adjustment expenses recoverable	7,069	6,347
Reserve for losses and loss adjustment expenses at end of period	$23,705	$20,758

Development on Prior Year Loss Reserves
2024 First Quarter
During the 2024 first quarter, the Company recorded net favorable development on prior year loss reserves of $124 million, which consisted of $10 million from the insurance segment, $40 million from the reinsurance segment and $74 million from the mortgage segment.
The insurance segment’s net favorable development of $10 million, or 0.7 loss ratio points, for the 2024 first quarter consisted of $30 million of net favorable development in short-tailed and long-tailed lines and $20 million of net adverse development in medium-tailed lines. Net favorable development in short-tailed lines included $18 million of favorable development in property (excluding marine), primarily from the 2019, 2022 and 2023 accident years (i.e., the year in which a loss occurred), and $10 million of favorable development related to travel and accident business, primarily from the 2022 and 2023 accident years. Net favorable development in long-tailed lines included $7 million of favorable development in executive assurance business, primarily from the 2018 to 2021 accident years, and $3 million of favorable development in alternative markets business, primarily from 2020 and prior accident years, which was partially offset by $7 million of adverse development in construction and national accounts, primarily from the 2023 accident year. Net adverse development in medium-tailed lines included $17 million of adverse development in marine business, primarily from the 2022 accident year.
The reinsurance segment’s net favorable development of $40 million, or 2.4 loss ratio points, for the 2024 first quarter consisted of $44 million of net favorable development in short-tailed lines and $4 million of net adverse development in medium and long-tailed lines. Net favorable development in short-tailed lines included $33 million of favorable development related to other specialty business, primarily from the 2019 to 2023 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period), and $21 million of favorable development related to property other than property catastrophe business, primarily from the 2022 and 2023 underwriting years, which was partially offset by $8 million of adverse development from property catastrophe business, primarily from the 2023 underwriting year. Net adverse development in medium-tailed lines included $2 million in marine and aviation lines, primarily from the 2020 and 2023 underwriting years, while net adverse development in long-tailed lines reflected $2 million of adverse development in casualty business, primarily from the 2017 underwriting year.

ARCH CAPITAL	15	2024 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The mortgage segment’s net favorable development was $74 million, or 24.4 loss ratio points, for the 2024 first quarter. Such amounts were primarily related to reductions on reserves for delinquent loans associated with the U.S. first lien portfolio from the 2022 and 2023 accident years. The Company’s credit risk transfer and international businesses also contributed to the favorable development.
2023 First Quarter
During the 2023 first quarter, the Company recorded net favorable development on prior year loss reserves of $136 million, which consisted of $12 million from the insurance segment, $53 million from the reinsurance segment and $71 million from the mortgage segment.
The insurance segment’s net favorable development of $12 million, or 0.9 loss ratio points, for the 2023 first quarter consisted of $25 million of net favorable development in short-tailed and long-tailed lines and $13 million of net adverse development in medium-tailed lines. Net favorable development in short-tailed lines reflected $9 million of favorable development in property (excluding marine), primarily from 2020 and 2022 accident years, $8 million of favorable development related to travel and accident business, primarily from the 2020 to 2022 accident years, and $7 million of favorable development in warranty and lenders solutions, primarily from the 2022 accident year. Net favorable development in long-tailed lines of $1 million included favorable development in executive assurance business, partially offset by adverse development in casualty and healthcare. Net adverse development in medium-tailed lines included $18 million of adverse development in professional liability business, primarily from the 2017 to 2019 accident years, partially offset by favorable development in marine business of $7 million, primarily from the 2021 and 2022 accident years.
The reinsurance segment’s net favorable development of $53 million, or 4.0 loss ratio points, for the 2023 first quarter consisted of $49 million of net favorable development in short-tailed lines and $3 million of net favorable development in medium-tailed and long-tailed lines. Net favorable development in short-tailed lines reflected $23 million of favorable development related to property other than property catastrophe business, across most underwriting years, $18 million of favorable development related to other specialty and other short-tailed lines, primarily from the 2020 and 2021 underwriting years, and $8 million of favorable development related to property catastrophe business, primarily from the 2018, 2019 and 2022 underwriting years. Net favorable development in medium-tailed lines included $2 million in marine and aviation lines, while net favorable development in long-tailed lines included $3 million in casualty business.
The mortgage segment’s net favorable development was $71 million, or 23.9 loss ratio points, for the 2023 first quarter. Such amounts were primarily related to reductions on reserves for loans becoming delinquent after the onset of the COVID-19 pandemic. The Company’s credit risk transfer and international businesses also contributed to the favorable development.
6.    Allowance for Expected Credit Losses

Premiums Receivable
The following table provides a roll forward of the allowance for expected credit losses of the Company’s premium receivables:

	Premium Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended March 31, 2024
Balance at beginning of period	$4,644	$34
Change for provision of expected credit losses (1)		$(2)
Balance at end of period	$5,765	$32

Three Months Ended March 31, 2023
Balance at beginning of period	$3,625	$35
Change for provision of expected credit losses (1)		$1
Balance at end of period	$4,513	$36
(1)Amounts deemed uncollectible are written-off in operating expenses. For the 2024 first quarter and 2023 first quarter, amounts written off were nil and $1 million, respectively.
Reinsurance Recoverables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s reinsurance recoverables:

	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended March 31, 2024
Balance at beginning of period	$7,064	$21
Change for provision of expected credit losses		(5)
Balance at end of period	$7,509	$16

Three Months Ended March 31, 2023
Balance at beginning of period	$6,564	$22
Change for provision of expected credit losses		(1)
Balance at end of period	$6,612	$21

ARCH CAPITAL	16	2024 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the Company’s reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums):

	March 31,	December 31
	2024	2023
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	$7,509	$7,064
% due from carriers with A.M. Best rating of “A-” or better	66.6%	66.8%
% due from all other rated carriers	—%	0.1%
% due from all other carriers with no A.M. Best rating (1)	33.4%	33.1%
Largest balance due from any one carrier as % of total shareholders’ equity	7.1%	7.2%
(1)    At March 31, 2024 and December 31, 2023 over 94% and 95% of such amount were collateralized through reinsurance trusts, funds withheld arrangements, letters of credit or other, respectively.

Contractholder Receivables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s contractholder receivables:

	Contract-holder Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended March 31, 2024
Balance at beginning of period	$1,814	$3
Change for provision of expected credit losses		—
Balance at end of period	$1,907	$3

Three Months Ended March 31, 2023
Balance at beginning of period	$1,731	$3
Change for provision of expected credit losses		(1)
Balance at end of period	1,750	$2

ARCH CAPITAL	17	2024 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.    Investment Information

Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Cost or Amortized Cost
March 31, 2024
Fixed maturities:
Corporate bonds	$11,698	$98	$(442)	$(24)	$12,066
U.S. government and government agencies	4,370	6	(109)	—	4,473
Asset backed securities	2,762	15	(44)	(5)	2,796
Non-U.S. government securities	2,195	20	(113)	(1)	2,289
Commercial mortgage backed securities	1,197	3	(30)	(2)	1,226
Residential mortgage backed securities	1,179	4	(69)	—	1,244
Municipal bonds	227	1	(18)	—	244
Total	23,628	147	(825)	(32)	24,338
Short-term investments	2,142	2	(3)	—	2,143
Total	$25,770	$149	$(828)	$(32)	$26,481

December 31, 2023
Fixed maturities:
Corporate bonds	$10,855	$157	$(464)	$(20)	$11,182
U.S. government and government agencies	5,814	63	(86)	—	5,837
Asset backed securities	2,250	11	(55)	(5)	2,299
Non-U.S. government securities	2,062	33	(100)	(1)	2,130
Commercial mortgage backed securities	1,213	3	(34)	(2)	1,246
Residential mortgage backed securities	1,103	7	(66)	—	1,162
Municipal bonds	256	1	(20)	—	275
Total	23,553	275	(825)	(28)	24,131
Short-term investments	2,063	1	(2)	—	2,064
Total	$25,616	$276	$(827)	$(28)	$26,195

ARCH CAPITAL	18	2024 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2024
Fixed maturities:
Corporate bonds	$3,314	$(50)	$4,419	$(392)	$7,733	$(442)
U.S. government and government agencies	3,093	(36)	763	(73)	3,856	(109)
Non-U.S. government securities	829	(10)	821	(103)	1,650	(113)
Residential mortgage backed securities	267	(4)	508	(65)	775	(69)
Asset backed securities	489	(1)	729	(43)	1,218	(44)
Commercial mortgage backed securities	88	(1)	892	(29)	980	(30)
Municipal bonds	18	—	197	(18)	215	(18)
Total	8,098	(102)	8,329	(723)	16,427	(825)
Short-term investments	727	(3)	—	—	727	(3)
Total	$8,825	$(105)	$8,329	$(723)	$17,154	$(828)

December 31, 2023
Fixed maturities:
Corporate bonds	$1,559	$(45)	$4,959	$(419)	$6,518	$(464)
U.S. government and government agencies	1,066	(10)	941	(76)	2,007	(86)
Non-U.S. government securities	365	(4)	897	(96)	1,262	(100)
Residential mortgage backed securities	221	(3)	522	(63)	743	(66)
Asset backed securities	234	(1)	1,112	(54)	1,346	(55)
Commercial mortgage backed securities	100	(1)	909	(33)	1,009	(34)
Municipal bonds	20	(1)	215	(19)	235	(20)
Total	3,565	(65)	9,555	(760)	13,120	(825)
Short-term investments	302	(2)	—	—	302	(2)
Total	$3,867	$(67)	$9,555	$(760)	$13,422	$(827)
At March 31, 2024, on a lot level basis, approximately 8,380 security lots out of a total of approximately 16,400 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $5 million. At December 31, 2023, on a lot level basis, approximately 7,100 security lots out of a total of approximately 15,720 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $6 million.
The contractual maturities of the Company’s fixed maturities are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024		December 31, 2023
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$536	$554	$480	$499
Due after one year through five years	12,998	13,299	12,924	13,101
Due after five years through 10 years	4,632	4,860	5,249	5,450
Due after 10 years	324	359	334	374
	18,490	19,072	18,987	19,424
Residential mortgage backed securities	1,179	1,244	1,103	1,162
Commercial mortgage backed securities	1,197	1,226	1,213	1,246
Asset backed securities	2,762	2,796	2,250	2,299
Total	$23,628	$24,338	$23,553	$24,131

ARCH CAPITAL	19	2024 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Equity Securities, at Fair Value
At March 31, 2024, the Company held $1.7 billion of equity securities, at fair value, compared to $1.2 billion at December 31, 2023. Such holdings include publicly traded common stocks primarily in the consumer cyclical and non-cyclical, technology, communication and financial sectors and exchange-traded funds in fixed income, equity and other sectors.
Other Investments, at Fair Value
The following table summarizes the Company’s other investments and other investable assets:

	March 31, 2024	December 31, 2023
Other investments	$1,914	$1,777
Fixed maturities	930	683
Short term investments	35	21
Equity securities	7	7
Total	$2,886	$2,488
The following table summarizes the Company’s other investments, as detailed in the previous table, by strategy:

	March 31, 2024	December 31, 2023
Lending	$442	$427
Investment grade fixed income	799	754
Term loan investments	344	272
Private equity	191	182
Credit related funds	120	124
Energy	18	18
Total	$1,914	$1,777
Net Investment Income
The components of net investment income were derived from the following sources:

	March 31,
	2024	2023
Three Months Ended
Fixed maturities	$280	$188
Short term investments	29	14
Equity securities	8	4
Other (1)	33	13
Gross investment income	350	219
Investment expenses	(23)	(20)
Net investment income	$327	$199
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.

Net Realized Gains (Losses)
Net realized gains (losses), which include changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings were as follows:

	March 31,
	2024	2023
Three Months Ended
Available for sale securities:
Gross gains on investment sales	$50	$17
Gross losses on investment sales	(78)	(111)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	2	6
Other investments	(2)	9
Equity securities	—	1
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	11	19
Net unrealized gains (losses) on equity securities still held at reporting date	82	38
Allowance for credit losses:
Investments related	(6)	(16)
Underwriting related	1	—
Derivative instruments (1)	(10)	56
Other	17	(2)
Net realized gains (losses)	$67	$17
(1)    See note 9 for information on the Company’s derivative instruments.
Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	March 31, 2024	December 31, 2023
Credit related funds	$1,320	$1,258
Private equity	1,341	1,175
Real estate	671	666
Lending	582	597
Infrastructure	323	320
Fixed income	327	277
Equities	188	178
Energy	90	95
Total	$4,842	$4,566
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

ARCH CAPITAL	20	2024 FIRST QUARTER FORM 10-Q

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
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet line item:

	March 31, 2024	December 31, 2023
Investments accounted for using the equity method (1)	$4,842	$4,566
Investments accounted for using the fair value option (2)	109	114
Total	$4,951	$4,680
(1)    Aggregate unfunded commitments were $3.5 billion at March 31, 2024, compared with $3.4 billion at December 31, 2023.
(2)    Aggregate unfunded commitments were $29 million at March 31, 2024, compared to $32 million at December 31, 2023.
Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method
Income from investment funds accounted for using the equity method for the 2024 first quarter was $99 million, compared to $48 million for the 2023 first quarter. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds.
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
As of March 31, 2024, the Company owned approximately 29.9% of the issued shares of Coface, or 30.1% excluding treasury shares, with a carrying value of $586 million, compared to $570 million at December 31, 2023.
As of March 31, 2024, the Company owned 40% of Greysbridge with a carrying value of $472 million, compared to $430 million at December 31, 2023.
Income from operating affiliates for the 2024 first quarter was $55 million, compared to $39 million for the 2023 first quarter.
See note 15 for information on Company’s transactions with related parties.

ARCH CAPITAL	21	2024 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Allowance for Expected Credit Losses
The following table provides a roll forward of the allowance for expected credit losses of the Company’s securities classified as available for sale:

	Structured Securities (1)	Corporate Bonds	Non-U.S. Government Securities	Total
Three Months Ended March 31, 2024
Balance at beginning of period	$7	$20	$1	$28
Additions for current-period provision for expected credit losses	—	—	—	—
Additions (reductions) for previously recognized expected credit losses	—	5	—	5
Reductions due to disposals	—	(1)	—	(1)
Balance at end of period	$7	$24	$1	$32

Three Months Ended March 31, 2023
Balance at beginning of period	$9	$30	$2	$41
Additions for current-period provision for expected credit losses	—	1	—	1
Additions (reductions) for previously recognized expected credit losses	(1)	15	1	15
Reductions due to disposals	—	(1)	—	(1)
Balance at end of period	$8	$45	$3	$56
(1)    Includes asset backed securities, residential mortgage backed securities and commercial mortgage backed securities.
Restricted Assets
The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its underwriting operations. The Company’s subsidiaries maintain assets in trust accounts as collateral for transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. See note 18, “Commitments and Contingencies,” of the notes to consolidated financial statements in the Company’s 2023 Form 10-K.
The following table details the value of the Company’s restricted assets:

	March 31, 2024	December 31, 2023
Assets used for collateral or guarantees:
Affiliated transactions	$4,874	$4,854
Third party agreements	2,694	2,869
Deposits with U.S. regulatory authorities	828	833
Other (1)	1,343	1,376
Total restricted assets	$9,739	$9,932
(1)    Primarily includes Funds at Lloyds, deposits with non-U.S. regulatory authorities and other restricted assets.
Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	March 31, 2024	December 31, 2023
Cash	$993	$917
Restricted cash (included in ‘other assets’)	607	581
Cash and restricted cash	$1,600	$1,498

ARCH CAPITAL	22	2024 FIRST QUARTER FORM 10-Q

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
The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; (iv) a comparison of the fair value estimates to the Company’s knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) periodic back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at March 31, 2024.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Where quotes are unavailable, fair value is determined by the Investment Manager using quantitative and qualitative assessments such as internally modeled values. Of the $30.6 billion of financial assets and liabilities measured at fair value at March 31, 2024, approximately $15 million, or 0.0%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $29.6 billion of financial assets and liabilities measured at fair value at December 31, 2023, approximately $14 million, or 0.0%, were priced using non-binding broker-dealer quotes or modeled valuations.
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

ARCH CAPITAL	23	2024 FIRST QUARTER FORM 10-Q

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

ARCH CAPITAL	24	2024 FIRST QUARTER FORM 10-Q

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

ARCH CAPITAL	25	2024 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the Company’s financial assets and liabilities measured at fair value by level at March 31, 2024:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$11,698	$—	$11,538	$160
U.S. government and government agencies	4,370	4,342	28	—
Asset backed securities	2,762	—	2,762	—
Non-U.S. government securities	2,195	—	2,195	—
Commercial mortgage backed securities	1,197	—	1,197	—
Residential mortgage backed securities	1,179	—	1,179	—
Municipal bonds	227	—	227	—
Total	23,628	4,342	19,126	160

Short-term investments	2,142	1,885	160	97

Equity securities, at fair value	1,720	1,686	29	5

Derivative instruments (2)	120	—	120	—

Residential mortgage loans	2	—	2	—

Fair value option:
Corporate bonds	910	—	910	—
Non-U.S. government bonds	5	—	5	—
Asset backed securities	2	—	2	—
U.S. government and government agencies	13	13	—	—
Short-term investments	35	1	17	17
Equity securities	7	3	—	4
Other investments	249	—	123	126
Other investments measured at net asset value (1)	1,665
Total	2,886	17	1,057	147

Total assets measured at fair value	$30,498	$7,930	$20,494	$409

Liabilities measured at fair value:
Other liabilities	$(22)	$—	$—	$(22)
Derivative instruments (2)	(57)	—	(57)	—
Total liabilities measured at fair value	$(79)	$—	$(57)	$(22)

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
(2)    See note 9.

ARCH CAPITAL	26	2024 FIRST QUARTER FORM 10-Q

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
(2)    See note 9.

ARCH CAPITAL	27	2024 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Assets						Liabilities
s	Available For Sale		Fair Value Option			Fair Value
	Corporate Bonds	Short-term Investments	Other Investments	Short-term Investments	Equity Securities	Equity Securities	Other Liabilities
Three Months Ended March 31, 2024
Balance at beginning of period	$147	$84	$106	$10	$4	$5	$(22)
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	—	(4)	—	—	—	—
Included in other comprehensive income	2	1	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	98	12	30	7	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(87)	—	(6)	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$160	$97	$126	$17	$4	$5	$(22)

Three Months Ended March 31, 2023
Balance at beginning of period	$121	$—	$33	$—	$4	$4	$(14)
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	1	—	(1)	—	—	—	—
Included in other comprehensive income	—	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	18	—	—	1	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	(4)	—	—	—	—
Settlements	(53)	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$69	$—	$46	$—	$4	$5	$(14)
(1)    Gains or losses were included in net realized gains (losses).

ARCH CAPITAL	28	2024 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at March 31, 2024, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At March 31, 2024, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.5 billion. At December 31, 2023, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.5 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
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
The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives (1)	Liability Derivatives (1)	Notional Value (2)
March 31, 2024
Futures contracts	$72	$(14)	$3,035
Foreign currency forward contracts	9	(13)	1,183
Other (3)	39	(30)	371
Total	$120	$(57)

December 31, 2023
Futures contracts	$139	$(61)	$3,746
Foreign currency forward contracts	27	(32)	1,224
Other (3)	31	(26)	512
Total	$197	$(119)
(1)    The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’
(2)    Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.
(3)    Includes swaps, options and other derivatives contracts.

The Company did not hold any derivatives which were designated as hedging instruments at March 31, 2024 or December 31, 2023.
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
At March 31, 2024, asset derivatives and liability derivatives of $120 million and $57 million, respectively, were subject to a master netting agreement, compared to $197 million and $119 million, respectively, at December 31, 2023. The remaining derivatives included in the preceding table were not subject to a master netting agreement.

ARCH CAPITAL	29	2024 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as	March 31,
hedging instruments:	2024	2023

Three Months Ended
Net realized gains (losses):
Futures contracts	$(14)	$39
Foreign currency forward contracts	(1)	9
Other (1)	5	8
Total	$(10)	$56
(1)    Includes realized gains and losses on swaps, options and other derivatives contracts.
10.    Commitments and Contingencies

Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $3.7 billion at March 31, 2024, compared to $3.6 billion at December 31, 2023.
11.    Variable Interest Entities

Bellemeade Re
The Company has entered into aggregate excess of loss mortgage reinsurance agreements with various special purpose reinsurance companies domiciled in Bermuda (the “Bellemeade Agreements”). At the time the Bellemeade Agreements were entered into, the applicability of the accounting guidance that addresses VIEs was evaluated. As a result of the evaluation of the Bellemeade Agreements, the Company concluded that these entities are VIEs. However, given that the ceding insurers do not have the unilateral power to direct those activities that are significant to their economic performance, the Company does not consolidate such entities in its consolidated financial statements. The reinsurance premium paid in regard to the Bellemeade Agreements is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of the period by the coupon rate, which is the SOFR plus a contractual risk margin, less the actual investment income collected during the preceding month on the assets included in the underlying reinsurance trusts. In the event the assets included in the underlying reinsurance trusts became severely impaired or worthless and the special purpose reinsurance companies were unable to meet their future obligations, the Company’s mortgage insurance subsidiaries would be liable to fulfill claim payments to policyholders. The Company’s maximum exposure to loss associated with these VIEs is determined as the amount of mortgage insurance claim payments on the insured policies, net of aggregate reinsurance payments previously received, up to the full aggregate excess of loss reinsurance coverage amounts.
The following table summarizes the total assets of the Bellemeade entities:

	March 31, 2024		December 31, 2023
Bellemeade Entities (Issue Date)	Total VIE Assets	Coverage Remaining from Reinsurers (1)	Total VIE Assets
2019-1 Ltd. (Mar-19)	$—	$—	$71
2019-3 Ltd. (Jul-19)	75	—	99
2021-3 Ltd. (Sep-21)	414	108	429
2022-1 Ltd. (Jan-22)	244	23	256
2022-2 Ltd. (Sep-22)	201	126	201
2023-1 Ltd. (Oct-23)	186	47	186
Total	$1,120	$304	$1,242
(1)     Coverage from a separate panel of reinsurers remaining at March 31, 2024.

ARCH CAPITAL	30	2024 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.    Other Comprehensive Income (Loss)

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended
Details About	Line Item That Includes	March 31,
AOCI Components	Reclassification	2024	2023

Unrealized appreciation (decline) on available-for-sale investments
	Net realized gains (losses)	$(28)	$(94)
	Provision for credit losses	(6)	(16)
	Total before tax	(34)	(110)
	Income tax (expense) benefit	5	11
	Net of tax	$(29)	$(99)

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended March 31, 2024
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(151)	$(10)	$(141)
Less reclassification of net realized gains (losses) included in net income	(34)	(5)	(29)
Foreign currency translation adjustments	(33)	—	(33)
Other comprehensive income (loss)	$(150)	$(5)	$(145)

Three Months Ended March 31, 2023
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$281	$36	$245
Less reclassification of net realized gains (losses) included in net income	(110)	(11)	(99)
Foreign currency translation adjustments	5	—	5
Other comprehensive income (loss)	$396	$47	$349

ARCH CAPITAL	31	2024 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    Income Taxes

The Company’s income tax provision on income before income taxes, including income (loss) from operating affiliates, resulted in an effective tax rate of 8.3% for the three months ended March 31, 2024, compared to 8.2% for the three months ended March 31, 2023. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
The Company had a net deferred tax asset of $1.6 billion at March 31, 2024, consistent with a net deferred tax asset of $1.6 billion at December 31, 2023. In addition, the Company recovered $6 million of income taxes for the three months ended March 31, 2024, compared to $4 million of income taxes paid for the three months ended March 31, 2023.
14.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of March 31, 2024, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.
15.    Transactions with Related Parties

Premia Reinsurance Ltd. is a multi-line Bermuda reinsurance company (and its affiliates together with Premia Holdings Ltd., “Premia”). The Company has entered into certain reinsurance transactions with Premia. For the three months ended March 31, 2024, the Company recorded de minims net premiums written and earned, compared to $75 million for the three months ended March 31, 2023. At March 31, 2024, the Company recorded a funds held asset from Premia of $144 million, compared to $158 million at December 31, 2023.
Somers Group Holdings Ltd. and its wholly owned subsidiaries (collectively, “Somers”) are wholly owned by Greysbridge. The Company has entered into certain reinsurance transactions with Somers. For the three months ended March 31, 2024, the Company’s net premiums written was reduced by $219 million, compared to $155 million for the three months ended March 31, 2023. In addition, Somers paid certain acquisition costs and administrative fees to the Company. At March 31, 2024, the Company recorded a reinsurance recoverable on unpaid and paid losses from Somers of $1.4 billion and a reinsurance balance payable to Somers of $584 million, compared to $1.3 billion and $475 million, respectively, at December 31, 2023.
16.    Subsequent Events

Business Acquired.
On April 5, 2024, the Company announced that it has entered into a master transaction agreement to acquire the U.S. middle market and entertainment insurance businesses, including select specialty insurance programs, from Allianz Global Corporate & Specialty SE (“Allianz”) for a $450 million cash consideration to Allianz. This transaction is expected to close in the second half of 2024 and is subject to regulatory approvals.
Castel Sale.
On May 1, 2024, the Company completed the sale of Castel Underwriting Agencies Limited (“Castel”), a managing general underwriting platform headquartered in London, England, to a subsidiary of Ryan Specialty Holdings, Inc. The Company expects to recognize a gain on this transaction in its second quarter financial statements.

ARCH CAPITAL	32	2024 FIRST QUARTER FORM 10-Q

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with our consolidated financial statements included in Item 1 of this report and also our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). In addition, readers should review “Risk Factors” set forth in Item 1A of Part I of our 2023 Form 10-K and “ITEM 1A—Risk Factors” of this Form 10-Q. All amounts are in millions, except per share amounts, unless otherwise noted.
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “Arch”, “we”, “our” or “us”) is a publicly listed Bermuda exempted company with approximately $22.1 billion in capital at March 31, 2024 and, through operations in Bermuda, the United States, Europe, Canada and Australia, writes insurance, reinsurance and mortgage insurance on a worldwide basis.

ARCH CAPITAL	33	2024 FIRST QUARTER FORM 10-Q

CURRENT OUTLOOK

We reported a strong 2024 first quarter, with $1.1 billion of net income and growth in book value per share of 5.2%. Our property and casualty underwriting teams continued to lean into attractive market conditions, writing $5.6 billion of gross premiums written, up 26% from the 2023 first quarter. Overall, rate changes are exceeding loss trends, and absolute returns remain above our long-term targets, positive indicators in our continued efforts to deliver superior results to our shareholders. We continue to execute our cycle management strategy by actively allocating capital to the segments with the best risk-adjusted returns, while retaining the flexibility to invest in our platform when we find attractive opportunities. We continue to practice disciplined underwriting that builds a meaningful margin of safety into pricing, taking a long-term view of risk and a prudent approach to reserving.
Our reinsurance segment was able to generate $379 million of underwriting income in the 2024 first quarter, while gross premiums written grew 41% over the same quarter last year. As a key trading partner, when opportunities emerge Arch is there to provide solutions and financial strength to its clients.
In our insurance segment, growth tapered from the highs of the past few years as rate increases slowed. Overall, conditions remained strong and the market is behaving rationally, two important factors that continue to support growth and strong profit. In the 2024 first quarter, we found growth opportunities in several lines, including excess and surplus property and casualty and other specialty lines. Across most of our specialty lines, pricing remains very healthy and we believe we can deliver attractive returns above our long term target of 15%.
In the property market, our peak zone natural catastrophe PML for a 1-in-250 single event exposure to property catastrophe risk remains well below our self-imposed threshold (see “Catastrophic and Severe Economic Events”) and, because of our diversified portfolio and broad set of opportunities, we retain the flexibility to pursue the most attractive returns across lines and geographies.
The 2024 first quarter provided yet another reminder of our risky world when a subdued catastrophe quarter concluded with a major industry loss, as the Dali cargo ship collided with the Francis Scott Key Bridge in Baltimore. Incidents like this reinforce the value of our diversified global platform.
Finally, our mortgage segment continues to deliver a steady level of earnings for our shareholders. New originations remain tempered by high mortgage interest rates while the persistency of our in force U.S. primary mortgage insurance portfolio remains a healthy 83.6% and the delinquency rate remains low.
FINANCIAL MEASURES

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for Arch Capital’s common shareholders:
Book Value per Share
Book value per share represents total common shareholders’ equity available to Arch divided by the number of common shares outstanding. Management uses growth in book value per share as a key measure of the value generated for our common shareholders each period and believes that book value per share is the key driver of Arch Capital’s share price over time. Book value per share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per share depending on the purchase price. Book value per share was $49.36 at March 31, 2024, compared to $46.94 at December 31, 2023, and $35.35 at March 31, 2023. The 5.2% increase in book value per share for the 2024 first quarter reflected strong underwriting results.
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
Our annualized net income return on average common equity was 24.6% for the 2024 first quarter, compared to 22.3% for the 2023 first quarter. Our Operating ROAE was 20.7% for the 2024 first quarter, consistent with 20.7% for the 2023 first quarter. The 2024 first quarter reflected strong underwriting and investment results.

ARCH CAPITAL	34	2024 FIRST QUARTER FORM 10-Q

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

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2024 First Quarter	0.80%	0.83%
2023 First Quarter	2.54%	2.64%
Total return for the 2024 first quarter primarily reflected net investment income on fixed income securities, partially offset by unrealized losses resulting from an increase in interest rates in the period. We continue to maintain a relatively short duration on our portfolio of 2.70 years at March 31, 2024.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide a relatively stable basket of investable indices, unlike many master indices that change based on the size of their constituent indices. At March 31, 2024, the benchmark return index had an average credit quality of “A1” by Moody’s Investors Service (“Moody’s”), and an estimated duration of 2.51 years.
The benchmark return index included weightings to the following indices:

%
ICE BofA 1-10 Year U.S. Corporate Index	27.00
Yield on 3-5 Year U.S. Treasury Index plus 6%	17.00
ICE BofA 1-10 Year U.S. Treasury Index	15.00
JPM CLOIE Investment Grade	6.00
ICE BofA U.S. High Yield Constrained Index	6.00
ICE BofA 1-5 Year U.K. Gilt Index	5.50
S&P 500 Total Return Index	4.75
ICE BofA U.S. ABS & CMBS Index	4.50
ICE BofA German Government 1-5 Year Index	3.40
ICE BofA German Government 5-7 Year Index	0.60
ICE BofA 0-3 Month U.S. Treasury Index	3.00
ICE BofA 1-5 Year Canada Government Index	2.70
ICE BofA 15+ Year Canada Government Index	0.30
ICE BofA 1-5 Year Australia Government Index	2.50
ICE BofA U.S. Mortgage Backed Securities Index	1.50
ICE BofA 1-5 Year Japan Government Index	0.25
Total	100.00%
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

ARCH CAPITAL	35	2024 FIRST QUARTER FORM 10-Q

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

ARCH CAPITAL	36	2024 FIRST QUARTER FORM 10-Q

RESULTS OF OPERATIONS

The following table summarizes our consolidated financial data, including a reconciliation of net income or loss available to Arch common shareholders to after-tax operating income or loss available to Arch common shareholders. See “Comment on Non-GAAP Financial Measures.”

	Three Months Ended
	March 31,
	2024	2023
Net income available to Arch common shareholders	$1,110	$705
Net realized (gains) losses (1)	(67)	(17)
Equity in net (income) loss of investment funds accounted for using the equity method	(99)	(48)
Net foreign exchange (gains) losses	(31)	18
Transaction costs and other	7	(1)
Income tax expense (benefit) (2)	13	(3)
After-tax operating income available to Arch common shareholders	$933	$654

Beginning common shareholders’ equity	$17,523	$12,080
Ending common shareholders’ equity	18,525	13,158
Average common shareholders’ equity	$18,024	$12,619

Annualized net income return on average common equity %	24.6	22.3
Annualized operating return on average common equity %	20.7	20.7
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
Segment Information
We classify our businesses into three underwriting segments: insurance, reinsurance and mortgage. Our insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to our chief operating decision makers. The Chief Executive Officer, the Chief Financial Officer and Treasurer, and the President and Chief Underwriting Officer are the Company’s chief operating decision makers. They do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for our three underwriting segments based on underwriting income or loss. We do not manage our assets by underwriting segment, with the exception of goodwill and intangible assets, and accordingly, investment income is not allocated to each underwriting segment.
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
Insurance Segment
The following tables set forth our insurance segment’s underwriting results:

	Three Months Ended March 31,
	2024	2023	% Change
Gross premiums written	$2,126	$1,979	7.4
Premiums ceded	(584)	(542)
Net premiums written	1,542	1,437	7.3
Change in unearned premiums	(91)	(180)
Net premiums earned	1,451	1,257	15.4
Losses and loss adjustment expenses	(854)	(703)
Acquisition expenses	(276)	(245)
Other operating expenses	(235)	(195)
Underwriting income (loss)	$86	$114	(24.6)

Underwriting Ratios			% Point Change
Loss ratio	58.9%	55.9%	3.0
Acquisition expense ratio	19.0%	19.5%	(0.5)
Other operating expense ratio	16.2%	15.5%	0.7
Combined ratio	94.1%	90.9%	3.2
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
Excess and surplus casualty: primary and excess casualty insurance coverages written primarily on a non-admitted basis.

ARCH CAPITAL	37	2024 FIRST QUARTER FORM 10-Q

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
Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended March 31,
	2024		2023
	Amount	%	Amount	%
Professional lines	$369	23.9	$328	22.8
Property, energy, marine and aviation	311	20.2	275	19.1
Programs	187	12.1	141	9.8
Construction and national accounts	179	11.6	173	12.0
Travel, accident and health	179	11.6	180	12.5
Excess and surplus casualty	148	9.6	131	9.1
Warranty and lenders solutions	39	2.5	89	6.2
Other	130	8.4	120	8.4
Total	$1,542	100.0	$1,437	100.0
2024 First Quarter versus 2023 Period. Gross premiums written by the insurance segment in the 2024 first quarter were 7.4% higher than in the 2023 first quarter, while net premiums written were 7.3% higher. Growth in net premiums written reflected increases in most lines of business due in part to new business opportunities, increases in existing accounts and rate changes. In addition, the insurance segment retained a higher portion of business written in the 2024 first quarter than in the 2023 first quarter.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended March 31,
	2024		2023
	Amount	%	Amount	%
Professional lines	$347	23.9	$349	27.8
Property, energy, marine and aviation	301	20.7	227	18.1
Programs	195	13.4	144	11.5
Construction and national accounts	157	10.8	126	10.0
Travel, accident and health	133	9.2	128	10.2
Excess and surplus casualty	134	9.2	111	8.8
Warranty and lenders solutions	49	3.4	50	4.0
Other	135	9.3	122	9.7
Total	$1,451	100.0	$1,257	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters. For the 2024 first quarter, net premiums earned were 15.4% higher than in the 2023 first quarter.

ARCH CAPITAL	38	2024 FIRST QUARTER FORM 10-Q

Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended
	March 31,
	2024	2023
Current year	59.6%	56.8%
Prior period reserve development	(0.7)%	(0.9)%
Loss ratio	58.9%	55.9%
Current Year Loss Ratio.
2024 First Quarter versus 2023 Period. The insurance segment’s current year loss ratio in the 2024 first quarter was 2.8 points higher than in the 2023 first quarter. The 2024 first quarter loss ratio reflected 2.1 points of activity related to the Baltimore bridge collapse along with 1.9 points of current year catastrophic activity, spread across a series of global events, compared to 1.4 points of catastrophic activity for the 2023 first quarter. The balance of the change in the current year loss ratio resulted, in part, from changes in mix of business.
Prior Period Reserve Development.
The insurance segment’s net favorable development was $10 million, or 0.7 points, for the 2024 first quarter, compared to $12 million, or 0.9 points, for the 2023 first quarter. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
2024 First Quarter versus 2023 Period. The insurance segment’s underwriting expense ratio was 35.2% in the 2024 first quarter, compared to 35.0% in the 2023 first quarter.
Reinsurance Segment
The following tables set forth our reinsurance segment’s underwriting results:

	Three Months Ended March 31,
	2024	2023	% Change
Gross premiums written	$3,467	$2,460	40.9
Premiums ceded	(1,201)	(734)
Net premiums written	2,266	1,726	31.3
Change in unearned premiums	(600)	(396)
Net premiums earned	1,666	1,330	25.3
Other underwriting income (loss)	2	4
Losses and loss adjustment expenses	(883)	(766)
Acquisition expenses	(331)	(281)
Other operating expenses	(75)	(74)
Underwriting income (loss)	$379	$213	77.9

Underwriting Ratios			% Point Change
Loss ratio	53.0%	57.6%	(4.6)
Acquisition expense ratio	19.9%	21.1%	(1.2)
Other operating expense ratio	4.5%	5.6%	(1.1)
Combined ratio	77.4%	84.3%	(6.9)
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

ARCH CAPITAL	39	2024 FIRST QUARTER FORM 10-Q

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
Other: primarily includes life reinsurance business.
Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended March 31,
	2024		2023
	Amount	%	Amount	%
Other specialty	$840	37.1	$619	35.9
Property excluding property catastrophe	567	25.0	446	25.8
Property catastrophe	350	15.4	257	14.9
Casualty	343	15.1	283	16.4
Marine and aviation	129	5.7	99	5.7
Other	37	1.6	22	1.3
Total	$2,266	100.0	$1,726	100.0
2024 First Quarter versus 2023 Period. Gross premiums written by the reinsurance segment in the 2024 first quarter were 40.9% higher than in the 2023 first quarter, while net premiums written were 31.3% higher. The growth in net premiums written reflected increases in all lines of business due in part to rate increases, new business opportunities and growth in existing accounts.
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended March 31,
	2024		2023
	Amount	%	Amount	%
Other specialty	$587	35.2	$511	38.4
Property excluding property catastrophe	486	29.2	354	26.6
Property catastrophe	234	14.0	139	10.5
Casualty	247	14.8	253	19.0
Marine and aviation	74	4.4	51	3.8
Other	38	2.3	22	1.7
Total	$1,666	100.0	$1,330	100.0
Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned by the reinsurance segment in the 2024 first quarter were 25.3% higher than in the 2023 first quarter, and reflect changes in net premiums written over the previous five quarters.
Other Underwriting Income (Loss).
Other underwriting income for the 2024 first quarter was $2 million, compared to $4 million for the 2023 first quarter.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended
	March 31,
	2024	2023
Current year	55.4%	61.6%
Prior period reserve development	(2.4)%	(4.0)%
Loss ratio	53.0%	57.6%
Current Year Loss Ratio.
2024 First Quarter versus 2023 Period. The reinsurance segment’s current year loss ratio in the 2024 first quarter was 6.2 points lower than in the 2023 first quarter. The 2024 first quarter loss ratio reflected 3.0 points of activity related to the Baltimore bridge collapse and 1.9 points of current year catastrophic activity spread across a series of global events. The 2023 first quarter included 5.4 points of current year catastrophic activity. The balance of the change in the loss ratio resulted, in part, from the impact of rate increases and changes in the mix of business.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $40 million, or 2.4 points, for the 2024 first quarter, compared to $53 million, or 4.0 points, for the 2023 first quarter. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
2024 First Quarter versus 2023 Period. The underwriting expense ratio for the reinsurance segment was 24.4% in the 2024 first quarter, compared to 26.7% in the 2023 first quarter, with the decrease reflecting higher contingent commissions on ceded business in the 2024 first quarter and growth in net premiums earned.

ARCH CAPITAL	40	2024 FIRST QUARTER FORM 10-Q

Mortgage Segment
Our mortgage operations include U.S. and international mortgage insurance and reinsurance operations as well as participation in GSE credit risk-sharing transactions.
The following tables set forth our mortgage segment’s underwriting results:

	Three Months Ended March 31,
	2024	2023	% Change
Gross premiums written	$341	$343	(0.6)
Premiums ceded	(64)	(82)
Net premiums written	277	261	6.1
Change in unearned premiums	28	35
Net premiums earned	305	296	3.0
Other underwriting income	10	6
Losses and loss adjustment expenses	9	(2)
Acquisition expenses	—	(7)
Other operating expenses	(53)	(50)
Underwriting income	$271	$243	11.5

Underwriting Ratios			% Point Change
Loss ratio	(3.0)%	0.6%	(3.6)
Acquisition expense ratio	—%	2.5%	(2.5)
Other operating expense ratio	17.5%	16.9%	0.6
Combined ratio	14.5%	20.0%	(5.5)
Premiums Written.
The following tables set forth our mortgage segment’s net premiums written by major line of business:

	Three Months Ended March 31,
	2024		2023
	Amount	%	Amount	%
U.S. primary mortgage insurance	$202	72.9	$186	71.3
U.S. credit risk transfer (CRT) and other	56	20.2	53	20.3
International mortgage insurance/ reinsurance	19	6.9	22	8.4
Total	$277	100.0	$261	100.0
2024 First Quarter versus 2023 Period. Gross premiums written by the mortgage segment in the 2024 first quarter were 0.6% lower than in the 2023 first quarter, while net premiums written were 6.1% higher. The increase in net premiums written and earned in the 2024 first quarter primarily reflected a lower level of Bellemeade premiums ceded, due in part to the termination of eight Bellemeade agreements in the 2023 fourth quarter.
The persistency rate was 83.6% for the Arch MI U.S. portfolio of mortgage insurance policies at March 31, 2024, compared to 81.7% at March 31, 2023, and reflected a lower level of refinancing activity in the period. The persistency rate represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period.
The following tables provide details on the new insurance written (“NIW”) generated by Arch MI U.S. NIW represents the original principal balance of all loans that received coverage during the period.

	Three Months Ended March 31,
	2024		2023
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$9,336		$10,394

Credit quality (FICO):
>=740	$6,364	68.2	$6,672	64.2
680-739	2,660	28.5	3,490	33.6
620-679	311	3.3	229	2.2
<620	1	—	3	—
Total	$9,336	100.0	$10,394	100.0

Loan-to-value (LTV):
95.01% and above	$542	5.8	$519	5.0
90.01% to 95.00%	5,240	56.1	6,043	58.1
85.01% to 90.00%	2,624	28.1	2,772	26.7
85.00% and below	930	10.0	1,060	10.2
Total	$9,336	100.0	$10,394	100.0

Monthly vs. single:
Monthly	$8,916	95.5	$10,106	97.2
Single	420	4.5	288	2.8
Total	$9,336	100.0	$10,394	100.0

Purchase vs. refinance:
Purchase	$9,167	98.2	$10,201	98.1
Refinance	169	1.8	193	1.9
Total	$9,336	100.0	$10,394	100.0
(1)Represents the original principal balance of all loans that received coverage during the period.
Net Premiums Earned.
The following tables set forth our mortgage segment’s net premiums earned by major line of business:

	Three Months Ended March 31,
	2024		2023
	Amount	%	Amount	%
U.S. primary mortgage insurance	$206	67.5	$196	66.2
U.S. credit risk transfer (CRT) and other	56	18.4	53	17.9
International mortgage insurance/ reinsurance	43	14.1	47	15.9
Total	$305	100.0	$296	100.0
2024 First Quarter versus 2023 Period. Net premiums earned for the 2024 first quarter were 3.0% higher than in the 2023 first quarter, primarily due to the termination of eight Bellemeade agreements in the 2023 fourth quarter.
Other Underwriting Income (Loss).
Other underwriting income, which is primarily related to GSE credit risk-sharing transactions, was $10 million for the 2024 first quarter, compared to $6 million for the 2023 first quarter.

ARCH CAPITAL	41	2024 FIRST QUARTER FORM 10-Q

Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended
	March 31,
	2024	2023
Current year	21.4%	24.5%
Prior period reserve development	(24.4)%	(23.9)%
Loss ratio	(3.0)%	0.6%
Current Year Loss Ratio.
2024 First Quarter versus 2023 Period. The mortgage segment’s current year loss ratio was 3.1 points lower in the 2024 first quarter than in the 2023 first quarter. The lower current year loss ratio for the 2024 first quarter reflected a decrease in estimated claim rates, partially offset by slightly higher new delinquencies.
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $74 million, or 24.4 points, for the 2024 first quarter, compared to $71 million, or 23.9 points, for the 2023 first quarter. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
2024 First Quarter versus 2023 Period. The underwriting expense ratio for the mortgage segment was 17.5% in the 2024 first quarter, compared to 19.4% in the 2023 first quarter. The decrease was primarily due to higher level of ceding and profit commissions on U.S. primary business in the 2024 first quarter.
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
Net Investment Income.
The components of net investment income were derived from the following sources:

	Three Months Ended
	March 31,
	2024	2023
Fixed maturities	$280	$188
Short-term investments	29	14
Equity securities	8	4
Other (1)	33	13
Gross investment income	350	219
Investment expenses (2)	(23)	(20)
Net investment income	$327	$199
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.
(2)    Investment expenses were approximately 0.28% of average invested assets for the 2024 first quarter, compared to 0.26% for the 2023 first quarter.
The higher level of net investment income for the 2024 first quarter was primarily related to higher yields available in the financial market. The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 4.14% for the 2024 first quarter, compared to 3.03% for the 2023 first quarter. Net cash flow from operating activities over the trailing twelve months grew our invested asset base and also contributed to the growth in net investment income.
Corporate Expenses.
Corporate expenses were $46 million for the 2024 first quarter, compared to $29 million for the 2023 first quarter. Such amounts primarily represent certain holding company costs necessary to support our worldwide operations and costs associated with operating as a publicly traded company. The increase in corporate expenses was primarily due to higher incentive compensation costs.

ARCH CAPITAL	42	2024 FIRST QUARTER FORM 10-Q

Other Income or Losses.
Other income for the 2024 first quarter was $14 million, compared to $11 million for the 2023 first quarter. Amounts in both periods primarily reflect changes in the cash surrender value of our investment in corporate-owned life insurance.
Amortization of Intangible Assets.
Amortization of intangible assets for the 2024 first quarter was $21 million, compared to $23 million for the 2023 first quarter. Amounts in both periods primarily attributed to amortization of finite-lived intangible assets.
Interest Expense.
Interest expense was $34 million for the 2024 first quarter, compared to $32 million for the 2023 first quarter. Interest expense primarily reflects amounts related to our outstanding senior notes.
Net Realized Gains or Losses.
Net realized gains for the 2024 first quarter were $67 million, compared to gains of $17 million for the 2023 first quarter. Amounts in both periods reflected sales of investments as well as the impact of financial market movements on the Company’s equity securities and investments accounted for under the fair value option method. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations.
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
Equity in Net Income or Losses of Investment Funds Accounted for Using the Equity Method.
Income from investment funds accounted for using the equity method for the 2024 first quarter was $99 million, compared to $48 million for the 2023 first quarter. Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Investment funds accounted for using the equity method totaled $4.8 billion at March 31, 2024, compared to $4.6 billion at December 31, 2023. See note 7, “Investment Information—Investments Accounted For Using the Equity Method,” to our consolidated financial statements for additional information.
Net Foreign Exchange Gains or Losses.
Net foreign exchange gains for the 2024 first quarter were $31 million, compared to losses of $18 million for the 2023 first quarter. Amounts in both periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income or loss before income taxes, including income or loss from operating affiliates, resulted in an effective tax rate of 8.3% for the 2024 first quarter, compared to 8.2% for the 2023 first quarter. See note 13, “Income Taxes” to our consolidated financial statements for additional information.
Income or Losses from Operating Affiliates.
Income from operating affiliates for 2024 first quarter was $55 million, compared to income of $39 million for the 2023 first quarter. See note 7, “Investment Information—Investments in Operating Affiliates,” to our consolidated financial statements for additional information.
CRITICAL ACCOUNTING POLICIES,
ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

Critical accounting policies, estimates and recent accounting pronouncements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Form 10-K, updated where applicable in the notes accompanying our consolidated financial statements, including note 1, “Basis of Presentation and Recent Accounting Pronouncements.”

ARCH CAPITAL	43	2024 FIRST QUARTER FORM 10-Q

FINANCIAL CONDITION

Investable Assets Held by Arch
At March 31, 2024, approximately $22.1 billion, or 61%, of total investable assets held by Arch were internally managed, compared to $21.9 billion, or 63%, at December 31, 2023. See note 7, “Investment Information” to our consolidated financial statements for additional information.

	March 31, 2024	December 31, 2023
Average effective duration (in years)	2.70	2.91
Average S&P/Moody’s credit ratings (1)	AA-/Aa3	AA-/Aa3
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

	Estimated Fair Value	% of Total
March 31, 2024
U.S. government and gov’t agencies (1)	$5,106	20.8
AAA	4,495	18.3
AA	2,405	9.8
A	4,912	20.0
BBB	5,672	23.1
BB	920	3.7
B	484	2.0
Lower than B	30	0.1
Not rated	534	2.2
Total	$24,558	100.0

December 31, 2023
U.S. government and gov’t agencies (1)	$6,493	26.8
AAA	4,305	17.8
AA	2,165	8.9
A	4,629	19.1
BBB	5,058	20.9
BB	698	2.9
B	389	1.6
Lower than B	15	0.1
Not rated	484	2.0
Total	$24,236	100.0
(1)Includes U.S. government-sponsored agency residential mortgage-backed securities and agency commercial mortgage-backed securities.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
March 31, 2024
0-10%	$13,861	$(384)	46.5
10-20%	2,365	(376)	45.6
20-30%	168	(48)	5.8
Greater than 30%	33	(17)	2.1
Total	$16,427	$(825)	100.0

December 31, 2023
0-10%	$10,696	$(410)	49.7
10-20%	2,282	(367)	44.5
20-30%	116	(35)	4.2
Greater than 30%	26	(13)	1.6
Total	$13,120	$(825)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at March 31, 2024, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
JPMorgan Chase & Co.	$352	A-/A1
Morgan Stanley	323	A-/A1
Bank of America Corporation	312	A-/A1
The Goldman Sachs Group, Inc.	260	A-/A2
Blue Owl Capital Inc.	197	BBB-/Baa3
Citigroup Inc.	182	BBB+/A3
Ford Motor Company	178	BBB-/Ba1
Hyundai Motor Company	149	BBB+/A3
Wells Fargo & Company	140	BBB+/A1
Roche Holding AG	134	AA/Aa2
Total	$2,227
(1)Average credit ratings as assigned by S&P and Moody’s, respectively.

ARCH CAPITAL	44	2024 FIRST QUARTER FORM 10-Q

The following table provides information on our structured securities, which includes residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
March 31, 2024
RMBS	$721	$458	$—	$1,179
CMBS	7	1,112	78	1,197
ABS	—	2,608	154	2,762
Total	$728	$4,178	$232	$5,138

December 31, 2023
RMBS	$658	$445	$—	$1,103
CMBS	7	1,126	80	1,213
ABS	—	2,143	107	2,250
Total	$665	$3,714	$187	$4,566
The following table summarizes our equity securities, which include investments in exchange traded funds:

	March 31, 2024	December 31, 2023
Equities (1)	$962	$739
Exchange traded funds
Fixed income (2)	587	285
Equity and other (3)	178	169
Total	$1,727	$1,193
(1)Primarily in technology, consumer non-cyclical, communications, financial and industrial sectors at March 31, 2024.
(2)Primarily in corporate exposures at March 31, 2024.
(3)Primarily in financials, consumer staples, industrials and energy sectors at March 31, 2024.

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
Reinsurance
The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses (“LAE”) with unaffiliated reinsurers were as follows:

	Three Months Ended
	March 31,
	2024	2023
Premiums written:
Direct	$2,486	$2,358
Assumed	3,447	2,422
Ceded	(1,848)	(1,356)
Net	$4,085	$3,424

Premiums earned:
Direct	$2,341	$2,154
Assumed	2,375	1,774
Ceded	(1,294)	(1,045)
Net	$3,422	$2,883

Losses and LAE:
Direct	$1,399	$1,071
Assumed	1,264	997
Ceded	(935)	(597)
Net	$1,728	$1,471
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

ARCH CAPITAL	45	2024 FIRST QUARTER FORM 10-Q

The following table summarizes the respective coverages and retentions at March 31, 2024:

Bellemeade Entities (Issue Date)	Initial Coverage at Issuance	Current Coverage	Remaining Retention, Net
2019-3 Ltd. (1)	701	75	218
2021-3 Ltd. (2)	639	522	134
2022-1 Ltd. (3)	317	267	142
2022-2 Ltd. (4)	327	327	205
2023-1 Ltd. (5)	233	233	183
Total	$2,217	$1,424	$882
(1)    Issued in July 2019, covering in-force policies issued in 2016.
(2) Issued in September 2021, covering in-force policies issued between April 1, 2021 and June 30, 2021. $508 million was directly funded by Bellemeade Re 2021-3 Ltd. via insurance-linked notes, with an additional $131 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(3)    Issued in January 2022, covering in-force policies issued between July 1, 2021 and November 30, 2021. $284 million was directly funded by Bellemeade Re 2022-1 Ltd. via insurance-linked notes, with an additional $33 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(4) Issued in September 2022, covering in-force policies issued between November 1, 2021 and June 30, 2022. $201 million was directly funded by Bellemeade Re 2022-2 Ltd. via insurance-linked notes, with an additional $126 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(5) Issued in October 2023, covering in-force policies issued between January 1, 2023 and September 30, 2023. $186 million was directly funded by Bellemeade Re 2023-1 Ltd. via insurance-linked notes, with an additional $47 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
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
At March 31, 2024 and December 31, 2023, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	March 31, 2024	December 31, 2023
Insurance segment:
Case reserves	$2,727	$2,730
IBNR reserves	5,892	5,626
Total net reserves	8,619	8,356
Reinsurance segment:
Case reserves	2,400	2,447
Additional case reserves	507	484
IBNR reserves	4,616	4,260
Total net reserves	7,523	7,191
Mortgage segment:
Case reserves	311	323
IBNR reserves	183	192
Total net reserves	494	515
Total:
Case reserves	5,438	5,500
Additional case reserves	507	484
IBNR reserves	10,691	10,078
Total net reserves	$16,636	$16,062
At March 31, 2024 and December 31, 2023, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2024	December 31, 2023
Insurance segment:
Professional lines	$2,524	$2,451
Construction and national accounts	1,723	1,693
Excess and surplus casualty	1,019	975
Programs	967	929
Property, energy, marine and aviation	893	836
Travel, accident and health	143	144
Warranty and lenders solutions	57	65
Other	1,293	1,263
Total net reserves	$8,619	$8,356
At March 31, 2024 and December 31, 2023, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2024	December 31, 2023
Reinsurance segment:
Casualty	$2,778	$2,725
Other specialty	2,306	2,125
Property excluding property catastrophe	1,273	1,243
Property catastrophe	592	585
Marine and aviation	415	359
Other	159	154
Total net reserves	$7,523	$7,191

ARCH CAPITAL	46	2024 FIRST QUARTER FORM 10-Q

At March 31, 2024 and December 31, 2023, the mortgage segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2024	December 31, 2023
Mortgage segment:
U.S. primary mortgage insurance (1)	$312	$324
U.S. credit risk transfer (CRT) and other	96	100
International mortgage insurance/ reinsurance	86	91
Total net reserves	$494	$515
(1)    At March 31, 2024, 30.1% of total net reserves represents policy years 2014 and prior and the remainder from later policy years. At December 31, 2023, 31.0% of total net reserves represent policy years 2014 and prior and the remainder from later policy years.
Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$288,385	56.9	$290,764	57.1
U.S. credit risk transfer (CRT) and other	148,623	29.3	149,098	29.3
International mortgage insurance/reinsurance	69,811	13.8	69,473	13.6
Total	$506,819	100.0	$509,335	100.0

Risk In Force (RIF) (2):
U.S. primary mortgage insurance	$75,194	84.7	$75,527	84.6
U.S. credit risk transfer (CRT) and other	6,112	6.9	6,156	6.9
International mortgage insurance/reinsurance	7,430	8.4	7,562	8.5
Total	$88,736	100.0	$89,245	100.0
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
The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at March 31, 2024:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2014 and prior	$12,791	4.4	$3,254	4.3	5.60%
2015	4,299	1.5	1,131	1.5	1.95%
2016	7,039	2.4	1,887	2.5	2.35%
2017	7,172	2.5	1,912	2.5	2.95%
2018	8,173	2.8	2,122	2.8	3.76%
2019	14,976	5.2	3,900	5.2	2.30%
2020	48,509	16.8	12,727	16.9	1.14%
2021	73,167	25.4	19,039	25.3	1.14%
2022	62,612	21.7	16,444	21.9	0.93%
2023	40,369	14.0	10,382	13.8	0.42%
2024	9,278	3.2	2,396	3.2	0.02%
Total	$288,385	100.0	$75,194	100.0	1.65%
(1)Represents the ending percentage of loans in default.
The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2023:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2014 and prior	$13,301	4.6	$3,387	4.5	6.01%
2015	4,691	1.6	1,244	1.6	1.98%
2016	7,525	2.6	2,025	2.7	2.50%
2017	7,600	2.6	2,023	2.7	3.13%
2018	8,512	2.9	2,207	2.9	4.04%
2019	15,767	5.4	4,074	5.4	2.40%
2020	51,349	17.7	13,357	17.7	1.17%
2021	76,667	26.4	19,812	26.2	1.12%
2022	63,899	22.0	16,755	22.2	0.89%
2023	41,453	14.3	10,643	14.1	0.26%
Total	$290,764	100.0	$75,527	100.0	1.74%
(1)Represents the ending percentage of loans in default.

ARCH CAPITAL	47	2024 FIRST QUARTER FORM 10-Q

The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$46,693	62.1	$46,796	62.0
680-739	24,827	33.0	24,990	33.1
620-679	3,439	4.6	3,497	4.6
<620	235	0.3	244	0.3
Total	$75,194	100.0	$75,527	100.0
Weighted average FICO score	748		748

Loan-to-value (LTV):
95.01% and above	$7,005	9.3	$7,067	9.4
90.01% to 95.00%	44,742	59.5	44,669	59.1
85.01% to 90.00%	20,352	27.1	20,490	27.1
85.00% and below	3,095	4.1	3,301	4.4
Total	$75,194	100.0	$75,527	100.0
Weighted average LTV	93.1%		93.0%

Total RIF, net of external reinsurance	$57,882		$58,146

	March 31, 2024		December 31, 2023
	Amount	%	Amount	%
Total RIF by State:
California	$6,105	8.1	$6,162	8.2
Texas	5,859	7.8	5,972	7.9
North Carolina	3,245	4.3	3,248	4.3
Minnesota	3,056	4.1	3,069	4.1
Georgia	3,043	4.0	3,081	4.1
Illinois	2,979	4.0	2,986	4.0
Florida	2,929	3.9	3,007	4.0
Massachusetts	2,852	3.8	2,858	3.8
Michigan	2,796	3.7	2,773	3.7
Virginia	2,562	3.4	2,578	3.4
Other	39,768	52.9	39,793	52.7
Total	$75,194	100.0	$75,527	100.0
The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics:

(U.S. Dollars in thousands, except policy, loan and claim count)	Three Months Ended
	March 31,
	2024	2023
Roll-forward of insured loans in default:
Beginning delinquent number of loans	19,457	20,567
New notices	10,371	9,476
Cures	(11,253)	(10,853)
Paid claims	(306)	(215)
Ending delinquent number of loans (1)	18,269	18,975

Ending number of policies in force (1)	1,104,746	1,147,081

Delinquency rate (1)	1.65%	1.65%

Losses:
Number of claims paid	306	215
Total paid claims	$10,785	$7,185
Average per claim	$35.2	$33.4
Severity (2)	78.6%	81.8%
Average case reserve per default (1)	$18.2	$23.0
(1)Includes first lien primary and pool policies.
(2)Represents total paid claims divided by RIF of loans for which claims were paid.
The risk to capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 7 to 1 at March 31, 2024, compared to 7.3 to 1 at December 31, 2023.
Shareholders’ Equity and Book Value per Share
The following table presents the calculation of book value per share:

	March 31, 2024	December 31, 2023
Total shareholders’ equity available to Arch	$19,355	$18,353
Less preferred shareholders’ equity	830	830
Common shareholders’ equity available to Arch	$18,525	$17,523
Common shares and common share equivalents outstanding, net of treasury shares (1)	375.3	373.3
Book value per share	$49.36	$46.94
(1)Excludes the effects of 11.4 million and 12.5 million stock options and 0.4 million and 0.4 million restricted stock units outstanding at March 31, 2024 and December 31, 2023, respectively.

ARCH CAPITAL	48	2024 FIRST QUARTER FORM 10-Q

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
For the three months ended March 31, 2024, Arch Capital received dividends of $68 million from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda based reinsurer and insurer, which can pay approximately $4.7 billion to Arch Capital during the remainder of 2024 without providing an affidavit to the Bermuda Monetary Authority.
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
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended
	March 31,
	2024	2023
Total cash provided by (used for):
Operating activities	$1,564	$963
Investing activities	(1,409)	(996)
Financing activities	(42)	(30)
Effects of exchange rate changes on foreign currency cash and restricted cash	(11)	5
Increase (decrease) in cash and restricted cash	$102	$(58)
•Cash provided by operating activities for the three months ended March 31, 2024 was higher than in the 2023 period. Activity for the three months ended March 31, 2024 primarily reflected a higher level of premiums collected than in the 2023 period.
•Cash used for investing activities for the three months ended March 31, 2024 was higher than in the 2023 period. Activity for the three months ended March 31, 2024 reflected higher net purchases than in the 2023 period due in part to the investment of operating cash flows.
•Cash used for financing activities for the three months ended March 31, 2024 was higher than in the 2023 period, reflecting common share activity.
CAPITAL RESOURCES

The following table provides an analysis of our capital structure:

	March 31, 2024	December 31, 2023
Senior notes	$2,727	$2,726

Shareholders’ equity available to Arch:
Series F non-cumulative preferred shares	$330	$330
Series G non-cumulative preferred shares	500	500
Common shareholders’ equity	18,525	17,523
Total	$19,355	$18,353

Total capital available to Arch	$22,082	$21,079

Debt to total capital (%)	12.3	12.9
Preferred to total capital (%)	3.8	3.9
Debt and preferred to total capital (%)	16.1	16.9
Arch MI U.S. is required to maintain compliance with the GSEs requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements with an estimated PMIER sufficiency ratio of 223% at March 31, 2024, compared to 213% at December 31, 2023.
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

ARCH CAPITAL	49	2024 FIRST QUARTER FORM 10-Q

GUARANTOR INFORMATION

The below table provides a description of our senior notes payable at March 31, 2024:

	Interest	Principal	Carrying
Issuer/Due	(Fixed)	Amount	Amount
Arch Capital:
May 1, 2034	7.350%	$300	$298
June 30, 2050	3.635%	1,000	989
Arch-U.S.:
Nov. 1, 2043 (1)	5.144%	500	495
Arch Finance:
Dec. 15, 2026 (1)	4.011%	500	499
Dec. 15, 2046 (1)	5.031%	450	446
Total		$2,750	$2,727
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
The following tables present condensed financial information for Arch Capital (parent guarantor) and Arch-U.S. (subsidiary issuer):

	March 31, 2024
	Arch Capital	Arch-U.S.
Assets
Total investments	$14	$80
Cash	48	5
Investment in operating affiliates	4	—
Due from subsidiaries and affiliates	4	—
Other assets	59	66
Total assets	$129	$151

Liabilities
Senior notes	1,287	495
Due to subsidiaries and affiliates	43	1,005
Other liabilities	40	54
Total liabilities	$1,370	$1,554

Non-cumulative preferred shares	$830	—

	December 31, 2023
	Arch Capital	Arch-U.S.
Assets
Total investments	$17	$145
Cash	9	5
Investment in operating affiliates	4	—
Due from subsidiaries and affiliates	—	—
Other assets	58	56
Total assets	$88	$206

Liabilities
Senior notes	1,287	495
Due to subsidiaries and affiliates	—	993
Other liabilities	38	42
Total liabilities	$1,325	$1,530

Non-cumulative preferred shares	$830	—

ARCH CAPITAL	50	2024 FIRST QUARTER FORM 10-Q

	Three Months Ended		Year Ended
	March 31, 2024		December 31, 2023
	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.
Revenues
Net investment income	$1	$2	$2	$4
Equity in net income (loss) of investments accounted for using the equity method	—	(1)	—	(2)
Total revenues	1	1	2	2

Expenses
Corporate expenses	46	4	93	9
Interest expense	15	6	59	26
Interest expense (intercompany)	—	13	—	51
Total expenses	61	23	152	86

Income (loss) before income taxes and income (loss) from operating affiliates	(60)	(22)	(150)	(84)
Income tax (expense) benefit	—	3	41	19
Income (loss) from operating affiliates	—	—	(1)	—
Net income available to Arch	(60)	(19)	(110)	(65)
Preferred dividends	(10)	—	(40)	—
Net income (loss) available to Arch common shareholders	$(70)	$(19)	$(150)	$(65)
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
Based on in-force exposure estimated as of April 1, 2024, our modeled peak zone catastrophe exposure was a windstorm affecting the Florida Tri-County regions, with a net probable maximum pre-tax loss of $1.7 billion, or 9% of tangible shareholders’ equity available to Arch, followed by windstorms affecting the Northeastern U.S. regions and the Gulf of Mexico with net probable maximum pre-tax losses of $1.5 billion and $1.3 billion, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes. As of April 1, 2024, our modeled peak zone earthquake exposure (San Francisco earthquake) represented approximately 57% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Japan earthquake) was substantially less than both our peak zone windstorm and earthquake exposures.
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
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of tangible shareholders’ equity available to Arch. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of April 1, 2024, our modeled RDS loss was approximately $1.1 billion, or 6% of tangible shareholders’ equity available to Arch.
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

ARCH CAPITAL	51	2024 FIRST QUARTER FORM 10-Q

factors. These factors include the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders' equity exposed to a single catastrophic event or severe economic event. In addition, actual losses may increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. See “Risk Factors—Risks Relating to Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Catastrophic Events and Severe Economic Events” in our 2023 Form 10-K.
MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of March 31, 2024. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks.
An analysis of material changes in market risk exposures at March 31, 2024 that affect the quantitative and qualitative disclosures presented in our 2023 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:
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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	—	+50	+100
March 31, 2024
Total fair value	$34.5	$34.0	$33.6	$33.2	$32.7
Change from base	2.7%	1.3%		(1.3)%	(2.6)%
Change in unrealized value	$0.9	$0.4		$(0.4)	$(0.9)

December 31, 2023
Total fair value	$33.6	$33.1	$32.7	$32.2	$31.7
Change from base	3.0%	1.5%		(1.4)%	(2.8)%
Change in unrealized value	$1.0	$0.5		$(0.5)	$(0.9)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Credit Spread Shift in Percentage Points
	-100	-50	—	+50	+100
March 31, 2024
Total fair value	$34.8	$34.2	$33.6	$33.0	$32.5
Change from base	3.4%	1.7%		(1.7)%	(3.4)%
Change in unrealized value	$1.1	$0.6		$(0.6)	$(1.1)

December 31, 2023
Total fair value	$33.8	$33.2	$32.7	$32.1	$31.5
Change from base	3.4%	1.7%		(1.7)%	(3.4)%
Change in unrealized value	$1.1	$0.6		$(0.6)	$(1.1)
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

ARCH CAPITAL	52	2024 FIRST QUARTER FORM 10-Q

recent data points are generally given more weight. As of March 31, 2024, our portfolio’s 95th percentile VaR was estimated to be 6.3%, compared to an estimated 7.8% at December 31, 2023. In periods where the volatility of the risk factors mapped to our portfolio’s exposures is higher due to market conditions, the resulting VaR is higher than in other periods.
Equity Securities. At March 31, 2024 and December 31, 2023, the fair value of our investments in equity securities and certain investments accounted for using the equity method with underlying equity strategies totaled $1.3 billion and $1.0 billion, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $134 million and $101 million at March 31, 2024 and December 31, 2023, respectively, and would have decreased book value per share by approximately $0.36 and $0.27, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $134 million and $101 million at March 31, 2024 and December 31, 2023, respectively, and would have increased book value per share by approximately $0.36 and $0.27, respectively.
Investment-Related Derivatives. At March 31, 2024, the notional value of all derivative instruments (excluding foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $3.4 billion, compared to $4.2 billion at December 31, 2023. If the underlying exposure of each investment-related derivative held at March 31, 2024 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $34 million, and a decrease in book value per share of approximately $0.09 per share, compared to $42 million and $0.11 per share, respectively, on investment-related derivatives held at December 31, 2023. If the underlying exposure of each investment-related derivative held at March 31, 2024 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $34 million, and an increase in book value per share of approximately $0.09 per share, compared to $42 million and $0.11 per share, respectively, on investment-related derivatives held at December 31, 2023. See note 9, “Derivative Instruments,” to our consolidated financial statements for additional disclosures concerning derivatives.
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
The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

	March 31, 2024	December 31, 2023
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(377)	$(300)
Shareholders’ equity denominated in foreign currencies (1)	1,134	1,158
Net foreign currency forward contracts outstanding (2)	266	246
Net exposures denominated in foreign currencies	$1,023	$1,104

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(102)	$(110)
Book value per share	$(0.27)	$(0.30)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$102	$110
Book value per share	$0.27	$0.30
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

ARCH CAPITAL	53	2024 FIRST QUARTER FORM 10-Q

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, for the purposes set forth in the applicable rules under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. Disclosure controls and procedures are the controls and other procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of March 31, 2024, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ARCH CAPITAL	54	2024 FIRST QUARTER FORM 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Repurchases of Equity Securities
The following table summarizes our purchases of common shares for the 2024 first quarter:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs ($000’s) (2)
1/1/2024-1/31/2024	13,869	$79.28	—	$1,000,000
2/1/2024-2/29/2024	290,808	87.15	—	$1,000,000
3/1/2024-3/31/2024	124,621	87.59	—	$1,000,000
Total	429,298	$87.02	—
(1)This column represents (in whole shares) open market share repurchases, including an aggregate of 13,869, 290,808 and 124,621 shares repurchased by Arch Capital during January, February and March, respectively, other than through publicly announced plans or programs. We repurchased these shares from employees in order to facilitate the payment of withholding taxes on restricted shares granted and the exercise of stock appreciation rights, in each case at their fair value as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.
(2)This column represents the remaining approximate dollar amount available at the end of each applicable period under Arch Capital’s $1.0 billion share repurchase authorization, authorized by the Board of Directors of ACGL on December 19, 2022. Repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ARCH CAPITAL	55	2024 FIRST QUARTER FORM 10-Q

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ARCH CAPITAL	56	2024 FIRST QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Marc Grandisson
Date: May 9, 2024	Marc Grandisson
Chief Executive Officer (Principal Executive Officer)

/s/ François Morin
Date: May 9, 2024	François Morin
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer

ARCH CAPITAL	57	2024 FIRST QUARTER FORM 10-Q