Form 10-Q
period 2024-06-30
ARCH CAPITAL GROUP LTD.
filed 2024-08-06
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2024

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16209

ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda				98-0374481
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road,	Pembroke	HM 08,	Bermuda	(441)	278-9250
(Address of principal executive offices)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common shares, $0.0011 par value per share	ACGL	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 5.45% Series F preferred share	ACGLO	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 4.55% Series G preferred share	ACGLN	NASDAQ	Stock Market
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 2, 2024, there were 376,057,841 common shares, $0.0011 par value per share, of the registrant outstanding.

ARCH CAPITAL GROUP LTD.

ARCH CAPITAL	1	2024 SECOND QUARTER FORM 10-Q

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
•the effect of climate change on our business;
•the effect of contagious diseases (including COVID-19) on our business;

ARCH CAPITAL	2	2024 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	3	2024 SECOND QUARTER FORM 10-Q

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCH CAPITAL	4	2024 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars and shares in millions)

	(Unaudited)
	June 30, 2024	December 31, 2023
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $25,882 and $24,131; net of allowance for credit losses: $27 and $28)	$25,202	$23,553
Short-term investments available for sale, at fair value (amortized cost: $2,296 and $2,064; net of allowance for credit losses: $0 and $0)	2,297	2,063
Equity securities, at fair value	1,397	1,186
Other investments, at fair value	3,206	2,488
Investments accounted for using the equity method	4,983	4,566
Total investments	37,085	33,856

Cash	1,020	917
Accrued investment income	287	236
Investment in operating affiliates	1,143	1,119
Premiums receivable (net of allowance for credit losses: $36 and $34)	6,268	4,644
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (net of allowance for credit losses: $20 and $21)	7,473	7,064
Contractholder receivables (net of allowance for credit losses: $4 and $3)	2,016	1,814
Ceded unearned premiums	2,981	2,170
Deferred acquisition costs	1,635	1,531
Receivable for securities sold	116	63
Goodwill and intangible assets	725	731
Other assets	4,716	4,761
Total assets	$65,465	$58,906

Liabilities
Reserve for losses and loss adjustment expenses	$24,466	$22,752
Unearned premiums	10,452	8,808
Reinsurance balances payable	2,591	2,000
Contractholder payables	2,020	1,817
Collateral held for insured obligations	263	259
Senior notes	2,727	2,726
Payable for securities purchased	410	247
Other liabilities	1,871	1,942
Total liabilities	44,800	40,551

Commitments and contingencies (refer to Note 10)
Redeemable noncontrolling interests	—	2

Shareholders' Equity
Non-cumulative preferred shares	830	830
Common shares ($0.0011 par, shares issued: 595.0 and 591.9)	1	1
Additional paid-in capital	2,443	2,327
Retained earnings	22,664	20,295
Accumulated other comprehensive income (loss), net of deferred income tax	(810)	(676)
Common shares held in treasury, at cost (shares: 219.0 and 218.5)	(4,463)	(4,424)
Total shareholders' equity available to Arch	20,665	18,353
Total liabilities, noncontrolling interests and shareholders' equity	$65,465	$58,906
See Notes to Consolidated Financial Statements

ARCH CAPITAL	5	2024 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars and shares in millions, except per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Net premiums earned	$3,565	$2,965	6,987	5,848
Net investment income	364	242	691	441
Net realized gains (losses)	122	(123)	189	(106)
Other underwriting income	3	6	15	16
Equity in net income (loss) of investment funds accounted for using the equity method	167	69	266	117
Other income (loss)	8	3	22	14
Total revenues	4,229	3,162	8,170	6,330

Expenses
Losses and loss adjustment expenses	1,827	1,491	3,555	2,962
Acquisition expenses	633	561	1,240	1,094
Other operating expenses	346	313	709	632
Corporate expenses	41	21	94	51
Amortization of intangible assets	27	24	48	47
Interest expense	35	33	69	65
Net foreign exchange (gains) losses	(1)	5	(32)	23
Total expenses	2,908	2,448	5,683	4,874

Income (loss) before income taxes and income (loss) from operating affiliates	1,321	714	2,487	1,456
Income tax (expense) benefit	(97)	(67)	(198)	(131)
Income (loss) from operating affiliates	45	22	100	61
Net income (loss)	$1,269	$669	$2,389	$1,386
Net (income) loss attributable to noncontrolling interests	—	2	—	—
Net income (loss) available to Arch	1,269	671	2,389	1,386
Preferred dividends	(10)	(10)	(20)	(20)
Net income (loss) available to Arch common shareholders	$1,259	$661	$2,369	$1,366

Net income per common share and common share equivalent
Basic	$3.38	$1.79	$6.37	$3.71
Diluted	$3.30	$1.75	$6.22	$3.62

Weighted average common shares and common share equivalents outstanding
Basic	372.7	368.7	371.8	368.0
Diluted	381.6	378.4	380.9	377.8

See Notes to Consolidated Financial Statements

ARCH CAPITAL	6	2024 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Comprehensive Income
Net income (loss)	$1,269	$669	$2,389	$1,386
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	(26)	(173)	(167)	72
Reclassification of net realized (gains) losses, included in net income (loss)	53	149	82	248
Foreign currency translation adjustments	(16)	2	(49)	7
Comprehensive income (loss)	1,280	647	2,255	1,713
Net (income) loss attributable to noncontrolling interests	—	2	—	—
Comprehensive income (loss) available to Arch	$1,280	$649	$2,255	$1,713
See Notes to Consolidated Financial Statements

ARCH CAPITAL	7	2024 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in millions)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Non-cumulative preferred shares
Balance at beginning and end of period	$830	$830	$830	$830

Common shares
Balance at beginning and end of period	1	1	1	1

Additional paid-in capital
Balance at beginning of period	2,401	2,260	2,327	2,211
Amortization of share-based compensation	16	17	84	58
Other changes	26	1	32	9
Balance at end of period	2,443	2,278	2,443	2,278

Retained earnings
Balance at beginning of period	21,405	16,597	20,295	15,892
Net income (loss)	1,269	669	2,389	1,386
Net (income) loss attributable to noncontrolling interests	—	2	—	—
Preferred share dividends	(10)	(10)	(20)	(20)
Balance at end of period	22,664	17,258	22,664	17,258

Accumulated other comprehensive income (loss), net of deferred income tax
Balance at beginning of period	(821)	(1,297)	(676)	(1,646)
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of period	(677)	(1,168)	(565)	(1,512)
Unrealized holding gains (losses) during period, net of reclassification adjustment	27	(24)	(85)	320
Balance at end of period	(650)	(1,192)	(650)	(1,192)
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of period	(144)	(129)	(111)	(134)
Foreign currency translation adjustments	(16)	2	(49)	7
Balance at end of period	(160)	(127)	(160)	(127)
Balance at end of period	(810)	(1,319)	(810)	(1,319)

Common shares held in treasury, at cost
Balance at beginning of period	(4,461)	(4,403)	(4,424)	(4,378)
Shares repurchased for treasury	(2)	(4)	(39)	(29)
Balance at end of period	(4,463)	(4,407)	(4,463)	(4,407)

Total shareholders’ equity	$20,665	$14,641	$20,665	$14,641
See Notes to Consolidated Financial Statements

ARCH CAPITAL	8	2024 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	(Unaudited)
	Six Months Ended
	June 30,
	2024	2023
Operating Activities
Net income (loss)	$2,389	$1,386
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized (gains) losses	(196)	110
Equity in net (income) or loss of investment funds accounted for using the equity method and other income or loss	(174)	(49)
Amortization of intangible assets	48	47
Share-based compensation	84	58
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	1,369	1,020
Unearned premiums, net of ceded unearned premiums	879	1,004
Premiums receivable	(1,682)	(1,648)
Deferred acquisition costs	(80)	(152)
Reinsurance balances payable	616	652
Deferred income tax assets, net	45	58
Other items, net	(216)	(372)
Net cash provided by operating activities	3,082	2,114
Investing Activities
Purchases of fixed maturity investments	(14,123)	(8,840)
Purchases of equity securities	(654)	(104)
Purchases of other investments	(1,369)	(557)
Proceeds from sales of fixed maturity investments	11,220	7,079
Proceeds from sales of equity securities	547	161
Proceeds from sales, redemptions and maturities of other investments	619	201
Proceeds from redemptions and maturities of fixed maturity investments	878	368
Net settlements of derivative instruments	12	46
Net (purchases) sales of short-term investments	(25)	(333)
Purchases of fixed assets	(26)	(26)
Other	3	4
Net cash used for investing activities	(2,918)	(2,001)
Financing Activities
Proceeds from common shares issued, net	(8)	—
Change in third party investment in redeemable noncontrolling interests	—	(22)
Other	—	(3)
Preferred dividends paid	(20)	(20)
Net cash used for financing activities	(28)	(45)
Effects of exchange rate changes on foreign currency cash and restricted cash	(7)	12
Increase (decrease) in cash and restricted cash	129	80
Cash and restricted cash, beginning of year	1,498	1,273
Cash and restricted cash, end of period	$1,627	$1,353
Income taxes paid (received)	145	73
Interest paid	63	63

See Notes to Consolidated Financial Statements

ARCH CAPITAL	9	2024 SECOND QUARTER FORM 10-Q

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
2.    Share Transactions

Share Repurchases
The Board of Directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. At June 30, 2024, $1.0 billion of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 31, 2024. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

ARCH CAPITAL	10	2024 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$1,269	$669	$2,389	$1,386
Net (income) loss attributable to noncontrolling interests	—	2	—	—
Net income (loss) available to Arch	1,269	671	2,389	1,386
Preferred dividends	(10)	(10)	(20)	(20)
Net income (loss) available to Arch common shareholders	$1,259	$661	$2,369	$1,366

Denominator:
Weighted average common shares and common share equivalents outstanding — basic	372.7	368.7	371.8	368.0
Effect of dilutive common share equivalents:
Nonvested restricted shares	1.8	2.3	1.9	2.4
Stock options (1)	7.1	7.4	7.2	7.4
Weighted average common shares and common share equivalents outstanding — diluted	381.6	378.4	380.9	377.8

Earnings per common share:
Basic	$3.38	$1.79	$6.37	$3.71
Diluted	$3.30	$1.75	$6.22	$3.62
(1)    Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2024 second quarter and 2023 second quarter, the number of stock options excluded were 0.2 million and 0.3 million, respectively. For the six months ended June 30, 2024 and 2023, the number of stock options excluded were 0.4 million and 0.5 million, respectively.

ARCH CAPITAL	11	2024 SECOND QUARTER FORM 10-Q

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
The Company’s results also include net investment income, net realized gains or losses (which includes realized and unrealized changes in the fair value of equity securities and assets accounted for using the fair value option, realized and unrealized gains or losses on derivative instruments, changes in the allowance for credit losses on financial assets and gains or losses realized from the acquisition or disposition of subsidiaries), equity in net income or loss of investment funds accounted for using the equity method, other income (loss), corporate expenses, transaction costs and other, amortization of intangible assets, interest expense, net foreign exchange gains or losses, income tax items, income or loss from operating affiliates and items related to the Company’s non-cumulative preferred shares.

ARCH CAPITAL	12	2024 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders:

	Three Months Ended
	June 30, 2024
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$2,102	$2,941	$340	$5,382
Premiums ceded (1)	(544)	(994)	(64)	(1,601)
Net premiums written	1,558	1,947	276	3,781
Change in unearned premiums	(80)	(167)	31	(216)
Net premiums earned	1,478	1,780	307	3,565
Other underwriting income (loss)	—	1	2	3
Losses and loss adjustment expenses	(848)	(1,006)	27	(1,827)
Acquisition expenses	(288)	(345)	—	(633)
Other operating expenses	(233)	(64)	(49)	(346)
Underwriting income (loss)	$109	$366	$287	762

Net investment income				364
Net realized gains (losses)				122
Equity in net income (loss) of investment funds accounted for using the equity method				167
Other income (loss)				8
Corporate expenses (2)				(23)
Transaction costs and other (2)				(18)
Amortization of intangible assets				(27)
Interest expense				(35)
Net foreign exchange gains (losses)				1
Income (loss) before income taxes and income (loss) from operating affiliates				1,321
Income tax (expense) benefit				(97)
Income (loss) from operating affiliates				45
Net income (loss) available to Arch				1,269
Preferred dividends				(10)
Net income (loss) available to Arch common shareholders				$1,259

Underwriting Ratios
Loss ratio	57.3%	56.5%	(8.6)%	51.2%
Acquisition expense ratio	19.5%	19.4%	0.1%	17.8%
Other operating expense ratio	15.8%	3.6%	15.9%	9.7%
Combined ratio	92.6%	79.5%	7.4%	78.7%

Goodwill and intangible assets	$255	$114	$356	$725
(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	13	2024 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	June 30, 2023
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$1,955	$2,544	$347	$4,845
Premiums ceded (1)	(501)	(835)	(82)	(1,417)
Net premiums written	1,454	1,709	265	3,428
Change in unearned premiums	(126)	(366)	29	(463)
Net premiums earned	1,328	1,343	294	2,965
Other underwriting income (loss)	—	3	3	6
Losses and loss adjustment expenses	(761)	(743)	13	(1,491)
Acquisition expenses	(264)	(290)	(7)	(561)
Other operating expenses	(195)	(68)	(50)	(313)
Underwriting income (loss)	$108	$245	$253	606

Net investment income				242
Net realized gains (losses)				(123)
Equity in net income (loss) of investment funds accounted for using the equity method				69
Other income (loss)				3
Corporate expenses (2)				(20)
Transaction costs and other (2)				(1)
Amortization of intangible assets				(24)
Interest expense				(33)
Net foreign exchange gains (losses)				(5)
Income (loss) before income taxes and income (loss) from operating affiliates				714
Income tax (expense) benefit				(67)
Income (loss) from operating affiliates				22
Net income (loss)				669
Net (income) loss attributable to noncontrolling interests				2
Net income (loss) available to Arch				671
Preferred dividends				(10)
Net income (loss) available to Arch common shareholders				$661

Underwriting Ratios
Loss ratio	57.3%	55.3%	(4.5)%	50.3%
Acquisition expense ratio	19.9%	21.6%	2.4%	18.9%
Other operating expense ratio	14.7%	5.0%	17.1%	10.6%
Combined ratio	91.9%	81.9%	15.0%	79.8%

Goodwill and intangible assets	$228	$146	$401	$775

(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	14	2024 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
	June 30, 2024
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$4,228	$6,408	$681	$11,315
Premiums ceded (1)	(1,128)	(2,195)	(128)	(3,449)
Net premiums written	3,100	4,213	553	7,866
Change in unearned premiums	(171)	(767)	59	(879)
Net premiums earned	2,929	3,446	612	6,987
Other underwriting income (loss)	—	3	12	15
Losses and loss adjustment expenses	(1,702)	(1,889)	36	(3,555)
Acquisition expenses	(564)	(676)	—	(1,240)
Other operating expenses	(468)	(139)	(102)	(709)
Underwriting income (loss)	$195	$745	$558	1,498

Net investment income				691
Net realized gains (losses)				189
Equity in net income (loss) of investment funds accounted for using the equity method				266
Other income (loss)				22
Corporate expenses (2)				(69)
Transaction costs and other (2)				(25)
Amortization of intangible assets				(48)
Interest expense				(69)
Net foreign exchange gains (losses)				32
Income (loss) before income taxes and income (loss) from operating affiliates				2,487
Income tax (expense) benefit				(198)
Income (loss) from operating affiliates				100
Net income (loss) available to Arch				2,389
Preferred dividends				(20)
Net income (loss) available to Arch common shareholders				$2,369

Underwriting Ratios
Loss ratio	58.1%	54.8%	(5.8)%	50.9%
Acquisition expense ratio	19.2%	19.6%	0.1%	17.7%
Other operating expense ratio	16.0%	4.0%	16.7%	10.1%
Combined ratio	93.3%	78.4%	11.0%	78.7%

(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	15	2024 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
	June 30, 2023
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$3,934	$5,004	$690	$9,625
Premiums ceded (1)	(1,043)	(1,569)	(164)	(2,773)
Net premiums written	2,891	3,435	526	6,852
Change in unearned premiums	(306)	(762)	64	(1,004)
Net premiums earned	2,585	2,673	590	5,848
Other underwriting income (loss)	—	7	9	16
Losses and loss adjustment expenses	(1,464)	(1,509)	11	(2,962)
Acquisition expenses	(509)	(571)	(14)	(1,094)
Other operating expenses	(390)	(142)	(100)	(632)
Underwriting income (loss)	$222	$458	$496	1,176

Net investment income				441
Net realized gains (losses)				(106)
Equity in net income (loss) of investment funds accounted for using the equity method				117
Other income (loss)				14
Corporate expenses (2)				(49)
Transaction costs and other (2)				(2)
Amortization of intangible assets				(47)
Interest expense				(65)
Net foreign exchange gains (losses)				(23)
Income (loss) before income taxes and income (loss) from operating affiliates				1,456
Income tax (expense) benefit				(131)
Income (loss) from operating affiliates				61
Net income (loss) available to Arch				1,386
Preferred dividends				(20)
Net income (loss) available to Arch common shareholders				$1,366

Underwriting Ratios
Loss ratio	56.6%	56.5%	(1.9)%	50.6%
Acquisition expense ratio	19.7%	21.3%	2.4%	18.7%
Other operating expense ratio	15.1%	5.3%	17.0%	10.8%
Combined ratio	91.4%	83.1%	17.5%	80.1%

(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	16	2024 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Reserve for losses and loss adjustment expenses at beginning of period	$23,705	$20,758	$22,752	$20,032
Unpaid losses and loss adjustment expenses recoverable	7,069	6,347	6,690	6,280
Net reserve for losses and loss adjustment expenses at beginning of period	16,636	14,411	16,062	13,752

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	1,948	1,612	3,800	3,219
Prior years	(121)	(121)	(245)	(257)
Total net incurred losses and loss adjustment expenses	1,827	1,491	3,555	2,962

Net losses and loss adjustment expense reserves of acquired business (1)	50	—	50	—

Net foreign exchange (gains) losses and other	(10)	44	(94)	99

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(193)	(215)	(285)	(355)
Prior years	(927)	(857)	(1,905)	(1,584)
Total net paid losses and loss adjustment expenses	(1,120)	(1,072)	(2,190)	(1,939)

Net reserve for losses and loss adjustment expenses at end of period	17,383	14,874	17,383	14,874
Unpaid losses and loss adjustment expenses recoverable	7,083	6,394	7,083	6,394
Reserve for losses and loss adjustment expenses at end of period	$24,466	$21,268	$24,466	$21,268
(1) The 2024 second quarter amount related to the acquisition of RMIC Companies, Inc., and its wholly-owned subsidiaries (“RMIC”) that, together, comprise the run-off mortgage insurance business of Old Republic International Corporation.

Development on Prior Year Loss Reserves
2024 Second Quarter
During the 2024 second quarter, the Company recorded net favorable development on prior year loss reserves of $121 million, which consisted of $5 million from the insurance segment, $34 million from the reinsurance segment and $82 million from the mortgage segment.
The insurance segment’s net favorable development of $5 million, or 0.3 loss ratio points, for the 2024 second quarter consisted of $45 million of net favorable development in short-tailed lines and $40 million of net adverse development in medium and long-tailed lines. Net favorable development in short-tailed lines included $36 million of favorable development in property (excluding marine), primarily from the 2022 and 2023 accident years (i.e., the year in which a loss occurred), and $8 million of favorable development related to travel and accident business, primarily from the 2023 accident year. Net adverse development in medium and long tailed lines included $52 million of adverse development in marine business, primarily from the 2022 accident year, and $9 million of adverse development in programs business, primarily from the 2022 and 2023 accident years, partially offset by $20 million of net favorable development in surety business, primarily from the 2007 and 2021 to 2023 accident years.
The reinsurance segment’s net favorable development of $34 million, or 1.9 loss ratio points, for the 2024 second quarter consisted of $51 million of net favorable development in short-tailed lines and $17 million of net adverse development in medium and long-tailed lines. Net favorable development in short-tailed lines included $30 million of favorable development related to property other than property catastrophe business, primarily from the 2022 and 2023 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given 12 month period), and $18 million of favorable development from property catastrophe business, primarily from the 2021 to 2023 underwriting years. Net adverse development in medium and long-tailed lines reflected $14 million of adverse development in casualty business, primarily from the 2011, 2017, 2020 and 2021 underwriting years.

ARCH CAPITAL	17	2024 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The mortgage segment’s net favorable development was $82 million, or 26.9 loss ratio points, for the 2024 second quarter. Such amounts were primarily related to reductions on reserves for delinquent loans associated with the U.S. first lien portfolio from the 2023 accident year. The Company’s credit risk transfer and international businesses also contributed to the favorable development.
2023 Second Quarter
During the 2023 second quarter, the Company recorded net favorable development on prior year loss reserves of $121 million, which consisted of $12 million from the insurance segment, $29 million from the reinsurance segment and $80 million from the mortgage segment.
The insurance segment’s net favorable development of $12 million, or 0.9 loss ratio points, for the 2023 second quarter consisted of $30 million of net favorable development in short-tailed and long-tailed lines and $18 million of net adverse development in medium-tailed lines. Net favorable development in short-tailed lines included $16 million of favorable development in property (excluding marine), primarily from the 2022 accident year, and $7 million of favorable development in warranty and lenders solutions, primarily from the 2022 accident year. Net favorable development in long-tailed lines included $6 million of favorable development in executive assurance business, primarily from the 2016 and 2021 accident years. Net adverse development in medium-tailed lines included $8 million of adverse development in programs business, primarily from 2020 accident year, $5 million of adverse development in professional liability, across multiple accident years, and $4 million of adverse development in marine business, primarily from the 2022 accident year.
The reinsurance segment’s net favorable development of $29 million, or 2.2 loss ratio points, for the 2023 second quarter consisted of $51 million of net favorable development in short-tailed and medium-tailed lines and $22 million of net adverse development in long-tailed lines. Net favorable development in short-tailed lines included $23 million of favorable development related to property other than property catastrophe business, primarily from the 2021 underwriting year, and $21 million of favorable development related to other specialty and other short-tailed lines, primarily from the 2020 and 2021 underwriting years. Net favorable development in medium-tailed lines included $7 million in marine and aviation lines, primarily from the 2019 to 2022 underwriting years. Net adverse development in long-tailed lines reflected $22 million of adverse development in casualty business, primarily from the 2013 to 2019 underwriting years.
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
Six Months Ended June 30, 2024
During the six months ended June 30, 2024, the Company recorded net favorable development on prior year loss reserves of $245 million, which consisted of $15 million from the insurance segment, $74 million from the reinsurance segment and $156 million from the mortgage segment.
The insurance segment’s net favorable development of $15 million, or 0.5 loss ratio points, for the 2024 period consisted of $74 million of net favorable development in short-tailed lines and $59 million of net adverse development in medium and long-tailed lines. Net favorable development in short-tailed lines reflected $54 million of favorable development in property (excluding marine), primarily from the 2022 and 2023 accident years, and $18 million of favorable development related to travel and accident business, primarily from the 2021 to 2023 accident years. Net adverse development in medium-tailed lines included $69 million of adverse development in marine business, primarily from the 2022 accident year, and $17 million of adverse development in programs business, primarily from the 2020 to 2023 accident years. Such amounts were partially offset by $25 million of favorable development in surety business, primarily from 2007 and 2022 accident years.
The reinsurance segment’s net favorable development of $74 million, or 2.2 loss ratio points, for the 2024 period consisted of $95 million of net favorable development from short tailed lines, partially offset by $21 million of net adverse development from medium and long-tailed lines. Net favorable development in short-tailed lines reflected $51 million of favorable development from property other than property catastrophe business, primarily from the 2022 and 2023 underwriting years, $37 million of favorable development from other specialty business, primarily from the 2021 and 2022 underwriting years, and $10 million of favorable development from property catastrophe, primarily from the 2020 to 2022 underwriting years. Net adverse development in medium-tailed lines included $5 million of adverse development in marine and aviation lines, primarily from the 2023 underwriting year, while net adverse development in long-tailed lines included $17 million of adverse development in casualty, primarily from the 2017 and prior underwriting years.

ARCH CAPITAL	18	2024 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The mortgage segment’s net favorable development was $156 million, or 25.6 loss ratio points, for the 2024 period, with the largest contributor being reserve releases associated with the U.S. first lien portfolio from the 2022 and 2023 accident years. The Company’s credit risk transfer and international businesses also contributed to the favorable development.
Six Months Ended June 30, 2023
During the six months ended June 30, 2023, the Company recorded net favorable development on prior year loss reserves of $257 million, which consisted of $24 million from the insurance segment, $82 million from the reinsurance segment, $151 million from the mortgage segment.
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
6.    Allowance for Expected Credit Losses

Premiums Receivable
The following table provides a roll forward of the allowance for expected credit losses of the Company’s premium receivables:

	Premium Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended June 30, 2024
Balance at beginning of period	$5,765	$32
Change for provision of expected credit losses (1)		$4
Balance at end of period	$6,268	$36

Three Months Ended June 30, 2023
Balance at beginning of period	$4,513	$36
Change for provision of expected credit losses (1)		$(2)
Balance at end of period	$5,296	$34

Six Months Ended June 30, 2024
Balance at beginning of period	$4,644	$34
Change for provision of expected credit losses (1)		2
Balance at end of period	$6,268	$36

Six Months Ended June 30, 2023
Balance at beginning of period	$3,625	$35
Change for provision of expected credit losses (1)		(1)
Balance at end of period	$5,296	$34
(1)Amounts deemed uncollectible are written-off in operating expenses. For the 2024 second quarter and 2023 second quarter, amounts written off were nil and $1 million, respectively. For the six months ended June 30, 2024 and 2023 period, amounts written off were nil and $2 million, respectively.

ARCH CAPITAL	19	2024 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reinsurance Recoverables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s reinsurance recoverables:

	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended June 30, 2024
Balance at beginning of period	$7,509	$16
Change for provision of expected credit losses		4
Balance at end of period	$7,473	$20

Three Months Ended June 30, 2023
Balance at beginning of period	$6,612	$21
Change for provision of expected credit losses		1
Balance at end of period	$6,717	$22

Six Months Ended June 30, 2024
Balance at beginning of period	$7,064	$21
Change for provision of expected credit losses		(1)
Balance at end of period	$7,473	$20

Six Months Ended June 30, 2023
Balance at beginning of period	$6,564	$22
Change for provision of expected credit losses		—
Balance at end of period	$6,717	$22
The following table summarizes the Company’s reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums):

	June 30,	December 31
	2024	2023
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	$7,473	$7,064
% due from carriers with A.M. Best rating of “A-” or better	66.5%	66.8%
% due from all other rated carriers	0.0%	0.1%
% due from all other carriers with no A.M. Best rating (1)	33.5%	33.1%
Largest balance due from any one carrier as % of total shareholders’ equity	6.9%	7.2%
(1)    At June 30, 2024 and December 31, 2023 over 94% and 95% of such amount were collateralized through reinsurance trusts, funds withheld arrangements, letters of credit or other, respectively.

Contractholder Receivables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s contractholder receivables:

	Contract-holder Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended June 30, 2024
Balance at beginning of period	$1,907	$3
Change for provision of expected credit losses		1
Balance at end of period	$2,016	$4

Three Months Ended June 30, 2023
Balance at beginning of period	$1,750	$2
Change for provision of expected credit losses		1
Balance at end of period	1,761	$3

Six Months Ended June 30, 2024
Balance at beginning of period	$1,814	$3
Change for provision of expected credit losses		1
Balance at end of period	$2,016	$4

Six Months Ended June 30, 2023
Balance at beginning of period	$1,731	$3
Change for provision of expected credit losses		—
Balance at end of period	1,761	$3

ARCH CAPITAL	20	2024 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.    Investment Information

Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Cost or Amortized Cost
June 30, 2024
Fixed maturities:
Corporate bonds	$12,043	$84	$(430)	$(16)	$12,405
U.S. government and government agencies	5,287	10	(106)	—	5,383
Asset backed securities	2,800	20	(35)	(8)	2,823
Non-U.S. government securities	2,487	21	(110)	(1)	2,577
Commercial mortgage backed securities	1,160	3	(26)	(2)	1,185
Residential mortgage backed securities	1,186	4	(71)	—	1,253
Municipal bonds	239	1	(18)	—	256
Total	25,202	143	(796)	(27)	25,882
Short-term investments	2,297	2	(1)	—	2,296
Total	$27,499	$145	$(797)	$(27)	$28,178

December 31, 2023
Fixed maturities:
Corporate bonds	$10,855	$157	$(464)	$(20)	$11,182
U.S. government and government agencies	5,814	63	(86)	—	5,837
Asset backed securities	2,250	11	(55)	(5)	2,299
Non-U.S. government securities	2,062	33	(100)	(1)	2,130
Commercial mortgage backed securities	1,213	3	(34)	(2)	1,246
Residential mortgage backed securities	1,103	7	(66)	—	1,162
Municipal bonds	256	1	(20)	—	275
Total	23,553	275	(825)	(28)	24,131
Short-term investments	2,063	1	(2)	—	2,064
Total	$25,616	$276	$(827)	$(28)	$26,195

ARCH CAPITAL	21	2024 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2024
Fixed maturities:
Corporate bonds	$4,542	$(65)	$4,006	$(365)	$8,548	$(430)
U.S. government and government agencies	3,251	(36)	763	(70)	4,014	(106)
Non-U.S. government securities	1,131	(12)	813	(98)	1,944	(110)
Residential mortgage backed securities	236	(3)	547	(68)	783	(71)
Asset backed securities	104	(1)	494	(34)	598	(35)
Commercial mortgage backed securities	187	(1)	773	(25)	960	(26)
Municipal bonds	22	—	181	(18)	203	(18)
Total	9,473	(118)	7,577	(678)	17,050	(796)
Short-term investments	377	(1)	—	—	377	(1)
Total	$9,850	$(119)	$7,577	$(678)	$17,427	$(797)

December 31, 2023
Fixed maturities:
Corporate bonds	$1,559	$(45)	$4,959	$(419)	$6,518	$(464)
U.S. government and government agencies	1,066	(10)	941	(76)	2,007	(86)
Non-U.S. government securities	365	(4)	897	(96)	1,262	(100)
Residential mortgage backed securities	221	(3)	522	(63)	743	(66)
Asset backed securities	234	(1)	1,112	(54)	1,346	(55)
Commercial mortgage backed securities	100	(1)	909	(33)	1,009	(34)
Municipal bonds	20	(1)	215	(19)	235	(20)
Total	3,565	(65)	9,555	(760)	13,120	(825)
Short-term investments	302	(2)	—	—	302	(2)
Total	$3,867	$(67)	$9,555	$(760)	$13,422	$(827)
At June 30, 2024, on a lot level basis, approximately 9,510 security lots out of a total of approximately 18,390 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $5 million. At December 31, 2023, on a lot level basis, approximately 7,100 security lots out of a total of approximately 15,720 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $6 million.
The contractual maturities of the Company’s fixed maturities are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2024		December 31, 2023
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$600	$618	$480	$499
Due after one year through five years	13,426	13,711	12,924	13,101
Due after five years through 10 years	5,673	5,899	5,249	5,450
Due after 10 years	357	393	334	374
	20,056	20,621	18,987	19,424
Residential mortgage backed securities	1,186	1,253	1,103	1,162
Commercial mortgage backed securities	1,160	1,185	1,213	1,246
Asset backed securities	2,800	2,823	2,250	2,299
Total	$25,202	$25,882	$23,553	$24,131

ARCH CAPITAL	22	2024 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Equity Securities, at Fair Value
At June 30, 2024, the Company held $1.4 billion of equity securities, at fair value, compared to $1.2 billion at December 31, 2023. Such holdings include publicly traded common stocks primarily in the consumer cyclical and non-cyclical, technology, communication and financial sectors and exchange-traded funds in fixed income, equity and other sectors.
Other Investments, at Fair Value
The following table summarizes the Company’s other investments:

	June 30, 2024	December 31, 2023
Other investments	$2,189	$1,777
Fixed maturities	973	683
Short term investments	37	21
Equity securities	7	7
Total	$3,206	$2,488
The following table summarizes the Company’s other investments, as detailed in the previous table, by strategy:

	June 30, 2024	December 31, 2023
Lending	$401	$427
Investment grade fixed income	848	754
Term loan investments	599	272
Private equity	208	182
Credit related funds	114	124
Energy	19	18
Total	$2,189	$1,777
Net Investment Income
The components of net investment income were derived from the following sources:

	June 30,
	2024	2023
Three Months Ended
Fixed maturities	$306	$214
Short term investments	35	15
Equity securities	10	6
Other (1)	35	25
Gross investment income	386	260
Investment expenses	(22)	(18)
Net investment income	$364	$242

Six Months Ended
Fixed maturities	$586	$402
Short term investments	64	29
Equity securities	18	10
Other (1)	68	38
Gross investment income	736	479
Investment expenses	(45)	(38)
Net investment income	$691	$441
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.

ARCH CAPITAL	23	2024 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Realized Gains (Losses)
Net realized gains (losses), which include changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings were as follows:

	June 30,
	2024	2023
Three Months Ended
Available for sale securities:
Gross gains on investment sales	$13	$22
Gross losses on investment sales	(77)	(169)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(4)	(2)
Other investments	(28)	5
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	5	17
Net unrealized gains (losses) on equity securities still held at reporting date	7	25
Allowance for credit losses:
Investments related	4	(7)
Underwriting related	(3)	(1)
Derivative instruments (1)	1	(15)
Other (2)	204	2
Net realized gains (losses)	$122	$(123)

Six Months Ended
Available for sale securities:
Gross gains on investment sales	$63	$39
Gross losses on investment sales	(155)	(280)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(2)	4
Other investments	(30)	14
Equity securities	—	1
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	16	36
Net unrealized gains (losses) on equity securities still held at reporting date	89	63
Allowance for credit losses:
Investments related	(2)	(23)
Underwriting related	(2)	(1)
Derivative instruments (1)	(9)	41
Other (2)	221	—
Net realized gains (losses)	$189	$(106)
(1)    See note 9 for information on the Company’s derivative instruments.
(2)    Amounts include benefits from the sale of Castel Underwriting Agencies Limited. and the acquisition of RMIC.
Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	June 30, 2024	December 31, 2023
Private equity	$1,562	$1,175
Credit related funds	1,350	1,258
Real estate	693	666
Lending	483	597
Fixed income	339	277
Infrastructure	320	320
Equities	162	178
Energy	74	95
Total	$4,983	$4,566
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

ARCH CAPITAL	24	2024 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet line item:

	June 30, 2024	December 31, 2023
Investments accounted for using the equity method (1)	$4,983	$4,566
Investments accounted for using the fair value option (2)	82	114
Total	$5,065	$4,680
(1)    Aggregate unfunded commitments were $3.5 billion at June 30, 2024, compared with $3.4 billion at December 31, 2023.
(2)    Aggregate unfunded commitments were $21 million at June 30, 2024, compared to $32 million at December 31, 2023.
Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method
Income from investment funds accounted for using the equity method for the 2024 second quarter was $167 million, compared to $69 million for the 2023 second quarter and an income of $266 million for the six months ended June 30, 2024, compared to income of $117 million for six months ended June 30, 2023. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds.
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
As of June 30, 2024, the Company owned approximately 29.9% of the issued shares of Coface, or 30% excluding treasury shares, with a carrying value of $543 million, compared to $570 million at December 31, 2023.
As of June 30, 2024, the Company owned 40% of Greysbridge with a carrying value of $484 million, compared to $430 million at December 31, 2023.
Income from operating affiliates for the 2024 second quarter was $45 million, compared to $22 million for the 2023 second quarter and income of $100 million for the six months ended June 30, 2024, compared to income of $61 million for six months ended June 30, 2023
See note 15 for information on Company’s transactions with related parties.

ARCH CAPITAL	25	2024 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Allowance for Expected Credit Losses
The following table provides a roll forward of the allowance for expected credit losses of the Company’s securities classified as available for sale:

	Structured Securities (1)	Corporate Bonds	Non-U.S. Government Securities	Total
Three Months Ended June 30, 2024
Balance at beginning of period	$7	$24	$1	$32
Additions for current-period provision for expected credit losses	—	—	—	—
Additions (reductions) for previously recognized expected credit losses	3	(6)	—	(3)
Reductions due to disposals	—	(2)	—	(2)
Balance at end of period	$10	$16	$1	$27

Three Months Ended June 30, 2023
Balance at beginning of period	$8	$45	$3	$56
Additions for current-period provision for expected credit losses	—	—	—	—
Additions (reductions) for previously recognized expected credit losses	—	6	—	6
Reductions due to disposals	—	(1)	—	(1)
Balance at end of period	$8	$50	$3	$61

Six Months Ended June 30, 2024
Balance at beginning of period	$7	$20	$1	$28
Additions for current-period provision for expected credit losses	—	—	—	—
Additions (reductions) for previously recognized expected credit losses	3	(1)	—	2
Reductions due to disposals	—	(3)	—	(3)
Balance at end of period	$10	$16	$1	$27

Six Months Ended June 30, 2023
Balance at beginning of period	$9	$30	$2	$41
Additions for current-period provision for expected credit losses	—	1	—	1
Additions (reductions) for previously recognized expected credit losses	(1)	21	1	21
Reductions due to disposals	—	(2)	—	(2)
Balance at end of period	$8	$50	$3	$61
(1)    Includes asset backed securities, residential mortgage backed securities and commercial mortgage backed securities.

ARCH CAPITAL	26	2024 SECOND QUARTER FORM 10-Q

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
The following table details the value of the Company’s restricted assets:

	June 30, 2024	December 31, 2023
Assets used for collateral or guarantees:
Affiliated transactions	$5,092	$4,854
Third party agreements	2,778	2,869
Deposits with U.S. regulatory authorities	849	833
Other (1)	1,367	1,376
Total restricted assets	$10,086	$9,932
(1)    Primarily includes Funds at Lloyds, deposits with non-U.S. regulatory authorities and other restricted assets.
Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	June 30, 2024	December 31, 2023
Cash	$1,020	$917
Restricted cash (included in ‘other assets’)	607	581
Cash and restricted cash	$1,627	$1,498

ARCH CAPITAL	27	2024 SECOND QUARTER FORM 10-Q

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
The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; (iv) a comparison of the fair value estimates to the Company’s knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) periodic back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at June 30, 2024.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Where quotes are unavailable, fair value is determined by the Investment Manager using quantitative and qualitative assessments such as internally modeled values. Of the $32.3 billion of financial assets and liabilities measured at fair value at June 30, 2024, approximately $73 million, or 0.2%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $29.6 billion of financial assets and liabilities measured at fair value at December 31, 2023, approximately $14 million, or 0.0%, were priced using non-binding broker-dealer quotes or modeled valuations.
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

ARCH CAPITAL	28	2024 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	29	2024 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	30	2024 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the Company’s financial assets and liabilities measured at fair value by level at June 30, 2024:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$12,043	$—	$11,883	$160
U.S. government and government agencies	5,287	5,274	13	—
Asset backed securities	2,800	—	2,800	—
Non-U.S. government securities	2,487	—	2,487	—
Commercial mortgage backed securities	1,160	—	1,160	—
Residential mortgage backed securities	1,186	—	1,186	—
Municipal bonds	239	—	239	—
Total	25,202	5,274	19,768	160

Short-term investments	2,297	2,095	105	97

Equity securities, at fair value	1,397	1,363	28	6

Derivative instruments (2)	116	—	116	—

Residential mortgage loans	2	—	2	—

Fair value option:
Corporate bonds	952	—	952	—
Non-U.S. government bonds	10	—	10	—
Asset backed securities	—	—	—	—
U.S. government and government agencies	11	11	—	—
Short-term investments	37	2	21	14
Equity securities	7	3	—	4
Other investments	679	—	535	144
Other investments measured at net asset value (1)	1,510
Total	3,206	16	1,518	162

Total assets measured at fair value	$32,220	$8,748	$21,537	$425

Liabilities measured at fair value:
Other liabilities	$(35)	$—	$—	$(35)
Derivative instruments (2)	(60)	—	(60)	—
Total liabilities measured at fair value	$(95)	$—	$(60)	$(35)

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
(2)    See note 9.

ARCH CAPITAL	31	2024 SECOND QUARTER FORM 10-Q

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
(2)    See note 9.

ARCH CAPITAL	32	2024 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Assets						Liabilities
s	Available For Sale		Fair Value Option			Fair Value
	Corporate Bonds	Short-term Investments	Other Investments	Short-term Investments	Equity Securities	Equity Securities	Other Liabilities
Three Months Ended June 30, 2024
Balance at beginning of period	$160	$97	$126	$17	$4	$5	$(22)
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	—	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	30	3	—	1	—
Issuances	—	—	—	—	—	—	(13)
Sales	—	—	(2)	—	—	—	—
Settlements	—	—	(10)	(6)	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$160	$97	$144	$14	$4	$6	$(35)

Three Months Ended June 30, 2023
Balance at beginning of period	$69	$—	$46	$—	$4	$5	$(14)
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	—	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	43	—	40	—	—	—	—
Issuances	—	—	—	—	—	—	(5)
Sales	—	—	—	—	—	—	—
Settlements	(12)	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$100	$—	$86	$—	$4	$5	$(19)

Six Months Ended June 30, 2024
Balance at beginning of year	$147	$84	$106	$10	$4	$5	$(22)
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	—	(4)	—	—	—	(1)
Included in other comprehensive income	2	1	—	—	—	—	1
Purchases, issuances, sales and settlements
Purchases	98	12	60	10	—	1	—
Issuances	—	—	—	—	—	—	(13)
Sales	—	—	(2)	—	—	—	—
Settlements	(87)	—	(16)	(6)	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$160	$97	$144	$14	$4	$6	$(35)

Six Months Ended June 30, 2023
Balance at beginning of year	$121	$—	$33	$—	$4	$4	$(14)
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	1	—	(1)	—	—	—	—
Included in other comprehensive income	—	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	43	—	58	—	—	1	—
Issuances	—	—	—	—	—	—	(5)
Sales	—	—	(4)	—	—	—	—
Settlements	(65)	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$100	$—	$86	$—	$4	$5	$(19)
(1)    Gains or losses were included in net realized gains (losses).

ARCH CAPITAL	33	2024 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at June 30, 2024, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At June 30, 2024, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.4 billion. At December 31, 2023, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.5 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
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
The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives (1)	Liability Derivatives (1)	Notional Value (2)
June 30, 2024
Futures contracts	$68	$(11)	$3,395
Foreign currency forward contracts	8	(12)	1,281
Other (3)	40	(37)	420
Total	$116	$(60)

December 31, 2023
Futures contracts	$139	$(61)	$3,746
Foreign currency forward contracts	27	(32)	1,224
Other (3)	31	(26)	512
Total	$197	$(119)
(1)    The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’
(2)    Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.
(3)    Includes swaps, options and other derivatives contracts.

The Company did not hold any derivatives which were designated as hedging instruments at June 30, 2024 or December 31, 2023.
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
At June 30, 2024, asset derivatives and liability derivatives of $116 million and $60 million, respectively, were subject to a master netting agreement, compared to $197 million and $119 million, respectively, at December 31, 2023.

ARCH CAPITAL	34	2024 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Realized and unrealized contract gains or losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as	June 30,
hedging instruments:	2024	2023

Three Months Ended
Net realized gains (losses):
Futures contracts	$(3)	$(25)
Foreign currency forward contracts	2	15
Other (1)	2	(5)
Total	$1	$(15)

Six Months Ended
Net realized gains (losses):
Futures contracts	$(17)	$14
Foreign currency forward contracts	1	24
Other (1)	7	3
Total	$(9)	$41
(1)    Includes realized gains or losses on swaps, options and other derivatives contracts.
10.    Commitments and Contingencies

Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $3.7 billion at June 30, 2024, compared to $3.6 billion at December 31, 2023.
Interest Paid
Interest paid on the Company’s senior notes and other borrowings was $63 million for the six months ended June 30, 2024, consistent with $63 million for the 2023 period.
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
The following table summarizes the total assets of the Bellemeade entities:

	June 30, 2024		December 31, 2023
Bellemeade Entities (Issue Date)	Total VIE Assets	Coverage Remaining from Reinsurers (1)	Total VIE Assets
2019-1 Ltd. (Mar-19)	$—	$—	$71
2019-3 Ltd. (Jul-19)	—	—	99
2021-3 Ltd. (Sep-21)	395	104	429
2022-1 Ltd. (Jan-22)	230	20	256
2022-2 Ltd. (Sep-22)	201	126	201
2023-1 Ltd. (Oct-23)	186	47	186
Total	$1,012	$297	$1,242
(1)     Coverage from a separate panel of reinsurers remaining at June 30, 2024.

ARCH CAPITAL	35	2024 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.    Other Comprehensive Income (Loss)

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended		Six Months Ended
Details About	Line Item That Includes	June 30,		June 30,
AOCI Components	Reclassification	2024	2023	2024	2023

Unrealized appreciation (decline) on available-for-sale investments
	Net realized gains (losses)	$(64)	$(147)	$(92)	$(241)
	Provision for credit losses	4	(7)	(2)	(23)
	Total before tax	(60)	(154)	(94)	(264)
	Income tax (expense) benefit	7	5	12	16
	Net of tax	$(53)	$(149)	$(82)	$(248)

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended June 30, 2024
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(36)	$(10)	$(26)
Less reclassification of net realized gains (losses) included in net income	(60)	(7)	(53)
Foreign currency translation adjustments	(16)	—	(16)
Other comprehensive income (loss)	$8	$(3)	$11

Three Months Ended June 30, 2023
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(204)	$(31)	$(173)
Less reclassification of net realized gains (losses) included in net income	(154)	(5)	(149)
Foreign currency translation adjustments	2	—	2
Other comprehensive income (loss)	$(48)	$(26)	$(22)

Six Months Ended June 30, 2024
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(187)	$(20)	$(167)
Less reclassification of net realized gains (losses) included in net income	(94)	(12)	(82)
Foreign currency translation adjustments	(49)	—	(49)
Other comprehensive income (loss)	$(142)	$(8)	$(134)

Six Months Ended June 30, 2023
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$77	$5	$72
Less reclassification of net realized gains (losses) included in net income	(264)	(16)	(248)
Foreign currency translation adjustments	7	—	7
Other comprehensive income (loss)	$348	$21	$327

ARCH CAPITAL	36	2024 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    Income Taxes

The Company’s income tax provision on income before income taxes, including income (loss) from operating affiliates, resulted in an effective tax rate of 7.7% for the six months ended June 30, 2024, compared to 8.6% for the six months ended June 30, 2023. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
The Company had a net deferred tax asset of $1.6 billion at June 30, 2024, consistent with a net deferred tax asset of $1.6 billion at December 31, 2023. In addition, the Company paid $145 million of income taxes for the six months ended June 30, 2024, compared to $73 million of income taxes paid for the six months ended June 30, 2023.
14.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of June 30, 2024, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.
15.    Transactions with Related Parties

Premia Reinsurance Ltd. is a multi-line Bermuda reinsurance company (and its affiliates together with Premia Holdings Ltd., “Premia”). The Company has entered into certain reinsurance transactions with Premia. For the six months ended June 30, 2024, the Company recorded an immaterial amount of net premiums written and earned, compared to $75 million for the six months ended June 30, 2023. At June 30, 2024, the Company recorded a funds held asset from Premia of $140 million, compared to $158 million at December 31, 2023.
Somers Group Holdings Ltd. and its wholly owned subsidiaries (collectively, “Somers”) are wholly owned by Greysbridge. The Company has entered into certain reinsurance transactions with Somers. For the six months ended June 30, 2024, the Company’s net premiums written was reduced by $428 million, compared to $314 million for the six months ended June 30, 2023. In addition, Somers paid certain acquisition costs and administrative fees to the Company. At June 30, 2024, the Company recorded a reinsurance recoverable on unpaid and paid losses from Somers of $1.4 billion and a reinsurance balance payable to Somers of $542 million, compared to $1.3 billion and $475 million, respectively, at December 31, 2023.
16.    Subsequent Events

Business Acquired
On August 1, 2024, the Company announced that it has completed the acquisition of Allianz’s U.S Middle Market Property & Casualty Insurance and U.S. Entertainment Property and Casualty Insurance Business written by Fireman’s Fund Insurance Company, an affiliate of Allianz (“FFIC”), and its subsidiaries (together with FFIC, collectively, the “Business Entities”), in each case, relating to relevant policies with accident years 2016 and onwards (collectively, the “Business”), as well as certain assets of Allianz and its affiliates related to the Business. In connection with the acquisition of the Business, affiliates of the Company also entered into certain reinsurance agreements relating to the Business and the Business Entities and other agreements providing for administration and other services for the Business Entities by affiliates of the Company for the applicable policies being reinsured following the closing. Aggregate cash consideration for the transaction was $450 million. The new business acquired will be included within the Company’s insurance segment.
Due to the limited time between the closing date of the acquisition and the Company's filing of this Quarterly Report on Form 10-Q for the period ended June 30, 2024, the initial accounting for the business combination is incomplete. As a result, at this time the Company is unable to disclose certain information including the provisional amounts recognized as of the acquisition date for fair value of consideration transferred, each major class of assets acquired and liabilities assumed, and goodwill.

ARCH CAPITAL	37	2024 SECOND QUARTER FORM 10-Q

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
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “Arch”, “we”, “our” or “us”) is a publicly listed Bermuda exempted company with approximately $23.4 billion in capital at June 30, 2024 and, through operations in Bermuda, the United States, Europe, Canada and Australia, writes insurance, reinsurance and mortgage insurance on a worldwide basis.

ARCH CAPITAL	38	2024 SECOND QUARTER FORM 10-Q

CURRENT OUTLOOK

We reported a strong 2024 second quarter, with $1.3 billion of net income and 6.9% growth in book value per share. Overall, rate changes continued to exceed loss trends in the quarter and absolute returns remained above our long-term targets, positive indicators in our continued efforts to deliver superior results to our shareholders. We continue to execute our cycle management strategy by actively allocating capital to the segments and lines of business with the best risk-adjusted returns, while retaining the flexibility to invest in our platform when we find attractive opportunities.
Our property and casualty underwriting teams continued to lean into attractive market conditions, delivering $475 million of underwriting income and writing $5 billion of gross premiums written, up 12% from the 2023 second quarter.
Our reinsurance segment contributed $366 million of underwriting income in the 2024 second quarter, despite higher frequency of catastrophic events. Due to our view of heightened overall storm risk this year, we chose to not grow our property catastrophe writings at mid-year renewals. While we have significantly expanded our property catastrophe portfolio in recent years, we strive to have the right balance across our overall portfolio. Casualty lines remain an area of interest that we will continue to monitor as we observe rate increases and ongoing reserve development taking place across the industry.
Our insurance segment contributed $109 million of underwriting income in the 2024 second quarter. We found growth opportunities in several lines, including programs business and excess and surplus casualty lines, where rates are improving. Our international insurance unit continues to benefit from its position as a lead underwriter at Lloyd's, where a disciplined market is providing attractive growth opportunities in specialty lines. As the supply and demand for risk more broadly reaches an equilibrium, we continue to selectively seize opportunities with the most attractive risk adjusted returns. On August 1, 2024, our insurance segment completed the acquisition of Allianz’s U.S. MidCorp and Entertainment insurance businesses.
Approximately 70% of our catastrophe losses in the 2024 second quarter were related to U.S. secondary perils with the rest coming from a series of international events. Our peak zone natural catastrophe PML for a 1-in-250 single event exposure to property catastrophe risk remains well below our self-imposed threshold (see “Catastrophic and Severe Economic Events”).
Our mortgage segment continues to deliver a steady level of earnings for our shareholders. New originations remain tempered by high mortgage interest rates. The persistency of our in force U.S. primary mortgage insurance portfolio remains a healthy 83.3% and the delinquency rate remains low. On June 3, 2024, we completed the acquisition of RMIC Companies, Inc., and its wholly-owned subsidiaries that, together, comprise the run-off mortgage insurance business of Old Republic International Corporation.
FINANCIAL MEASURES

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for Arch Capital’s common shareholders:
Book Value per Share
Book value per share represents total common shareholders’ equity available to Arch divided by the number of common shares outstanding. Management uses growth in book value per share as a key measure of the value generated for our common shareholders each period and believes that book value per share is the key driver of Arch Capital’s share price over time. Book value per share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per share depending on the purchase price. Book value per share was $52.75 at June 30, 2024, compared to $49.36 at March 31, 2024, and $37.04 at June 30, 2023. The 6.9% increase in book value per share for the 2024 second quarter reflected strong underwriting and investment results.
Operating Return on Average Common Equity
Operating return on average common equity (“Operating ROAE”) represents annualized after-tax operating income available to Arch common shareholders divided by the average of beginning and ending common shareholders’ equity available to Arch during the period. After-tax operating income available to Arch common shareholders, a non-GAAP financial measure as defined in Regulation G, represents net income available to Arch common shareholders, excluding net realized gains or losses (which includes realized and unrealized changes in the fair value of equity securities and assets accounted for using the fair value option, realized and unrealized gains or losses on derivative instruments, changes in the allowance for credit losses on financial assets and gains or losses realized from the acquisition or disposition of subsidiaries), equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other and income taxes. Management uses Operating ROAE as a key measure of the return generated to common shareholders. See “Comment on Non-GAAP Financial Measures.”

ARCH CAPITAL	39	2024 SECOND QUARTER FORM 10-Q

Our annualized net income return on average common equity was 26.3% for the 2024 second quarter, compared to 19.6% for the 2023 second quarter, and 25.4% for the six months ended June 30, 2024, compared to 21.1% for the 2023 period. Our Operating ROAE was 20.5% for the 2024 second quarter, compared to 21.5% for the 2023 second quarter, and 20.5% for the six months ended June 30, 2024, compared to 21.3% for the 2023 period. Operating ROAE for the 2024 periods reflected strong underwriting results along with growth in net investment income.
Total Return on Investments
Total return on investments, a non-GAAP financial measure as defined in Regulation G, includes investment income, equity in net income or loss of investment funds accounted for using the equity method, net realized gains or losses attributable to the investment portfolio and the change in unrealized gains or losses generated by Arch’s investment portfolio. Total return is calculated on a pre-tax basis and before investment expenses and reflects the effect of financial market conditions along with foreign currency fluctuations. In addition, total return incorporates the timing of investment returns during the periods. The following table summarizes our total return compared to the benchmark return against which we measured our portfolio during the periods. See “Comment on Non-GAAP Financial Measures.”

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2024 Second Quarter	1.33%	1.22%
2023 Second Quarter	0.56%	0.68%

Six Months Ended June 30, 2024	2.14%	2.07%
Six Months Ended June 30, 2023	3.10%	3.33%
Total return for both periods primarily reflected the effects of sustained higher interest rates available in the market, along with growth in invested assets due in part to strong operating cash flows. We continue to maintain a relatively short duration on our portfolio of 2.83 years at June 30, 2024, with average credit ratings of “AA-” from Standard & Poor’s Rating Services (“S&P”) and “Aa3” from Moody’s Investors Service (“Moody’s).
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide a relatively stable basket of investable indices, unlike many master indices that change based on the size of their constituent indices. At June 30, 2024, the benchmark return index had an estimated duration of 2.51 years and an average credit quality of “A1” by Moody’s.
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
COMMENT ON NON-GAAP FINANCIAL MEASURES

Throughout this filing, we present our operations in the way that we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use our financial information in evaluating the performance of our company. This presentation includes the use of after-tax operating income available to Arch common shareholders, which is defined as net income available to Arch common shareholders, excluding net realized gains or losses (which includes realized and unrealized changes in the fair value of equity securities and assets accounted for using the fair value option, realized and unrealized gains or losses on derivative instruments, changes in the allowance for credit losses on financial assets and gains or losses realized from the acquisition or disposition of subsidiaries), equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other, income taxes, and the use of annualized operating return on average common equity. The presentation of after-tax operating income available to Arch common shareholders and annualized operating return on average common equity are non-GAAP financial measures as defined in Regulation G. The reconciliation of such measures

ARCH CAPITAL	40	2024 SECOND QUARTER FORM 10-Q

to net income available to Arch common shareholders and annualized net income return on average common equity (the most directly comparable GAAP financial measures) in accordance with Regulation G is included under “Results of Operations” below.
We believe that net realized gains or losses, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other in any particular period are not indicative of the performance of, or trends in, our business. Although net realized gains or losses, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses are an integral part of our operations, the decision to realize these items, are independent of the insurance underwriting process and result, in large part, from general economic and financial market conditions. Certain users of our financial information believe that, for many companies, the timing of the realization of investment gains or losses is largely opportunistic. In addition, changes in the allowance for credit losses and net impairment losses recognized in earnings on our investments represent other-than-temporary declines in expected recovery values on securities without actual realization. Furthermore, we exclude net realized gains or losses from the acquisition or disposition of subsidiaries, due to their non-recurring nature, such items are not indicative of the performance of, or trends in, our business performance.
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
Our segment information includes the presentation of consolidated underwriting income or loss. Such measures represent the pre-tax profitability of our underwriting operations and include net premiums earned plus other underwriting income, less losses and loss adjustment expenses, acquisition expenses and other operating expenses. Other operating expenses include those operating expenses that are incremental and/or directly attributable to our individual underwriting operations. Underwriting income or loss does not include certain income and expense items which are included in corporate. While these measures are presented in note 4, “Segment Information,” of the notes accompanying our consolidated financial statements, they are considered non-GAAP financial measures when presented elsewhere on a consolidated basis. The reconciliations of underwriting income or loss to income before income taxes (the most directly comparable GAAP financial measure) on a consolidated basis, in accordance with Regulation G, is shown in note 4, “Segment Information” of the notes accompanying our consolidated financial statements.
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
Total return on investments includes investment income, equity in net income or loss of investment funds accounted for using the equity method, net realized gains or losses (excluding changes in the allowance for credit losses on non-investment related financial assets) and the change in unrealized gains or losses generated by Arch’s investment portfolio. Total return is calculated on a pre-tax basis and before investment expenses, and reflects the effect of

ARCH CAPITAL	41	2024 SECOND QUARTER FORM 10-Q

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income available to Arch common shareholders	$1,259	$661	$2,369	$1,366
Net realized (gains) losses (1)	(122)	123	(189)	106
Equity in net (income) loss of investment funds accounted for using the equity method	(167)	(69)	(266)	(117)
Net foreign exchange (gains) losses	(1)	6	(32)	24
Transaction costs and other	18	2	25	1
Income tax expense (benefit) (2)	(6)	3	7	—
After-tax operating income available to Arch common shareholders	$981	$726	$1,914	$1,380

Beginning common shareholders’ equity	$18,525	$13,158	$17,523	$12,080
Ending common shareholders’ equity	19,835	13,811	19,835	13,811
Average common shareholders’ equity	$19,180	$13,485	$18,679	$12,946

Annualized net income return on average common equity %	26.3	19.6	25.4	21.1
Annualized operating return on average common equity %	20.5	21.5	20.5	21.3
(1)    Net realized gains or losses include realized and unrealized changes in the fair value of equity securities and assets accounted for using the fair value option, realized and unrealized gains or losses on derivative instruments, changes in the allowance for credit losses on financial assets and gains or losses realized from the acquisition or disposition of subsidiaries.
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
Insurance Segment
The following tables set forth our insurance segment’s underwriting results:

	Three Months Ended June 30,
	2024	2023	% Change
Gross premiums written	$2,102	$1,955	7.5
Premiums ceded	(544)	(501)
Net premiums written	1,558	1,454	7.2
Change in unearned premiums	(80)	(126)
Net premiums earned	1,478	1,328	11.3
Losses and loss adjustment expenses	(848)	(761)
Acquisition expenses	(288)	(264)
Other operating expenses	(233)	(195)
Underwriting income (loss)	$109	$108	0.9

Underwriting Ratios			% Point Change
Loss ratio	57.3%	57.3%	—
Acquisition expense ratio	19.5%	19.9%	(0.4)
Other operating expense ratio	15.8%	14.7%	1.1
Combined ratio	92.6%	91.9%	0.7

ARCH CAPITAL	42	2024 SECOND QUARTER FORM 10-Q

	Six Months Ended June 30,
	2024	2023	% Change
Gross premiums written	$4,228	$3,934	7.5
Premiums ceded	(1,128)	(1,043)
Net premiums written	3,100	2,891	7.2
Change in unearned premiums	(171)	(306)
Net premiums earned	2,929	2,585	13.3
Losses and loss adjustment expenses	(1,702)	(1,464)
Acquisition expenses	(564)	(509)
Other operating expenses	(468)	(390)
Underwriting income (loss)	$195	$222	(12.2)

Underwriting Ratios			% Point Change
Loss ratio	58.1%	56.6%	1.5
Acquisition expense ratio	19.2%	19.7%	(0.5)
Other operating expense ratio	16.0%	15.1%	0.9
Combined ratio	93.3%	91.4%	1.9
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
Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended June 30,
	2024		2023
	Amount	%	Amount	%
Professional lines	$345	22.1	$342	23.5
Property, energy, marine and aviation	342	22.0	320	22.0
Programs	242	15.5	210	14.4
Excess and surplus casualty	162	10.4	135	9.3
Construction and national accounts	160	10.3	144	9.9
Travel, accident and health	132	8.5	126	8.7
Warranty and lenders solutions	42	2.7	42	2.9
Other	133	8.5	135	9.3
Total	$1,558	100.0	$1,454	100.0
2024 Second Quarter versus 2023 Period. Gross premiums written by the insurance segment in the 2024 second quarter were 7.5% higher than in the 2023 second quarter, while net premiums written were 7.2% higher. Growth in net premiums written reflected increases in most lines of business due in part to new business opportunities and rate changes.

ARCH CAPITAL	43	2024 SECOND QUARTER FORM 10-Q

	Six Months Ended June 30,
	2024		2023
	Amount	%	Amount	%
Professional lines	$714	23.0	$670	23.2
Property, energy, marine and aviation	653	21.1	595	20.6
Programs	429	13.8	351	12.1
Excess and surplus casualty	310	10.0	266	9.2
Construction and national accounts	339	10.9	317	11.0
Travel, accident and health	311	10.0	306	10.6
Warranty and lenders solutions	81	2.6	131	4.5
Other	263	8.5	255	8.8
Total	$3,100	100.0	$2,891	100.0
Six Months Ended June 30, 2024 versus 2023 period. Gross premiums written by the insurance segment for the six months ended June 30, 2024 were 7.5% higher than in the 2023 period, while net premiums written were 7.2% higher than in the 2023 period. Growth in net premiums written reflected increases in most lines of business due in part to new business opportunities and rate changes.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended June 30,
	2024		2023
	Amount	%	Amount	%
Professional lines	$347	23.5	$355	26.7
Property, energy, marine and aviation	303	20.5	237	17.8
Programs	198	13.4	162	12.2
Excess and surplus casualty	134	9.1	116	8.7
Construction and national accounts	158	10.7	133	10.0
Travel, accident and health	153	10.4	147	11.1
Warranty and lenders solutions	47	3.2	49	3.7
Other	138	9.3	129	9.7
Total	$1,478	100.0	$1,328	100.0

	Six Months Ended June 30,
	2024		2023
	Amount	%	Amount	%
Professional lines	$694	23.7	$704	27.2
Property, energy, marine and aviation	604	20.6	464	17.9
Programs	393	13.4	306	11.8
Excess and surplus casualty	268	9.1	227	8.8
Construction and national accounts	315	10.8	259	10.0
Travel, accident and health	286	9.8	275	10.6
Warranty and lenders solutions	96	3.3	99	3.8
Other	273	9.3	251	9.7
Total	$2,929	100.0	$2,585	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters. Net premiums earned for the 2024 second quarter were 11.3% higher than in the 2023 second quarter while net premiums earned for the six months ended June 30, 2024 were 13.3% higher than in the 2023 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Current year	57.6%	58.2%	58.6%	57.5%
Prior period reserve development	(0.3)%	(0.9)%	(0.5)%	(0.9)%
Loss ratio	57.3%	57.3%	58.1%	56.6%
Current Year Loss Ratio.
2024 Second Quarter versus 2023 Period. The insurance segment’s current year loss ratio in the 2024 second quarter was 0.6 points lower than in the 2023 second quarter. The 2024 second quarter loss ratio reflected 2.0 points of current year catastrophic activity, spread across a series of global events, compared to 2.7 points of catastrophic activity for the 2023 second quarter. The current year loss ratio for the 2024 second quarter also reflected the impact of rate increases and changes in mix of business.
Six Months Ended June 30, 2024 versus 2023 Period. The insurance segment’s current year loss ratio for the six months ended June 30, 2024 was 1.1 points higher than in the 2023 period and reflected 1.9 points of current year catastrophic activity, spread across series of global events, compared to 2.1 points in the 2023 period. The current year loss ratio for the 2024 period included activity related to the Baltimore bridge collapse and also reflected the impact of rate increases and changes in mix of business.

ARCH CAPITAL	44	2024 SECOND QUARTER FORM 10-Q

Prior Period Reserve Development.
The insurance segment’s net favorable development was $5 million, or 0.3 points, for the 2024 second quarter, compared to $12 million, or 0.9 points, for the 2023 second quarter, and $15 million, or 0.5 points, for the six months ended June 30, 2024, compared to $24 million, or 0.9 points, for the 2023 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
2024 Second Quarter versus 2023 Period. The insurance segment’s underwriting expense ratio was 35.3% in the 2024 second quarter, compared to 34.6% in the 2023 second quarter, with the increase reflecting a higher level of aggregate operating expenses.
Six Months Ended June 30, 2024 versus 2023 period. The insurance segment’s underwriting expense ratio was 35.2% for the six months ended June 30, 2024, compared to 34.8% for the 2023 period, with the increase reflecting a higher level of aggregate operating expenses.
Reinsurance Segment
The following tables set forth our reinsurance segment’s underwriting results:

	Three Months Ended June 30,
	2024	2023	% Change
Gross premiums written	$2,941	$2,544	15.6
Premiums ceded	(994)	(835)
Net premiums written	1,947	1,709	13.9
Change in unearned premiums	(167)	(366)
Net premiums earned	1,780	1,343	32.5
Other underwriting income (loss)	1	3
Losses and loss adjustment expenses	(1,006)	(743)
Acquisition expenses	(345)	(290)
Other operating expenses	(64)	(68)
Underwriting income (loss)	$366	$245	49.4

Underwriting Ratios			% Point Change
Loss ratio	56.5%	55.3%	1.2
Acquisition expense ratio	19.4%	21.6%	(2.2)
Other operating expense ratio	3.6%	5.0%	(1.4)
Combined ratio	79.5%	81.9%	(2.4)

	Six Months Ended June 30,
	2024	2023	% Change
Gross premiums written	$6,408	$5,004	28.1
Premiums ceded	(2,195)	(1,569)
Net premiums written	4,213	3,435	22.6
Change in unearned premiums	(767)	(762)
Net premiums earned	3,446	2,673	28.9
Other underwriting income (loss)	3	7
Losses and loss adjustment expenses	(1,889)	(1,509)
Acquisition expenses	(676)	(571)
Other operating expenses	(139)	(142)
Underwriting income (loss)	$745	$458	62.7

Underwriting Ratios			% Point Change
Loss ratio	54.8%	56.5%	(1.7)
Acquisition expense ratio	19.6%	21.3%	(1.7)
Other operating expense ratio	4.0%	5.3%	(1.3)
Combined ratio	78.4%	83.1%	(4.7)
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

ARCH CAPITAL	45	2024 SECOND QUARTER FORM 10-Q

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
Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended June 30,
	2024		2023
	Amount	%	Amount	%
Property excluding property catastrophe	$585	30.0	$457	26.7
Other specialty	539	27.7	479	28.0
Property catastrophe	472	24.2	469	27.4
Casualty	261	13.4	231	13.5
Marine and aviation	59	3.0	55	3.2
Other	31	1.6	18	1.1
Total	$1,947	100.0	$1,709	100.0
2024 Second Quarter versus 2023 Period. Gross premiums written by the reinsurance segment in the 2024 second quarter were 15.6% higher than in the 2023 second quarter, while net premiums written were 13.9% higher. The growth in net premiums written reflected increases in all lines of business due in part to rate increases, new business opportunities and growth in existing accounts.

	Six Months Ended June 30,
	2024		2023
	Amount	%	Amount	%
Property excluding property catastrophe	$1,152	27.3	$903	26.3
Other specialty	1,379	32.7	1,098	32.0
Property catastrophe	822	19.5	726	21.1
Casualty	604	14.3	514	15.0
Marine and aviation	188	4.5	154	4.5
Other	68	1.6	40	1.2
Total	$4,213	100.0	$3,435	100.0
Six Months Ended June 30, 2024 versus 2023 period. Gross premiums written by the reinsurance segment for the six months ended June 30, 2024 were 28.1% higher than in the 2023 period, while net premiums written were 22.6% higher than in the 2023 period. The growth in net premiums written reflected increases in all lines of business due in part to rate increases, new business opportunities and growth in existing accounts.
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended June 30,
	2024		2023
	Amount	%	Amount	%
Property excluding property catastrophe	$520	29.2	$358	26.7
Other specialty	659	37.0	483	36.0
Property catastrophe	246	13.8	169	12.6
Casualty	269	15.1	258	19.2
Marine and aviation	60	3.4	56	4.2
Other	26	1.5	19	1.4
Total	$1,780	100.0	$1,343	100.0

	Six Months Ended June 30,
	2024		2023
	Amount	%	Amount	%
Property excluding property catastrophe	$1,006	29.2	$712	26.6
Other specialty	1,246	36.2	994	37.2
Property catastrophe	480	13.9	308	11.5
Casualty	516	15.0	511	19.1
Marine and aviation	134	3.9	107	4.0
Other	64	1.9	41	1.5
Total	$3,446	100.0	$2,673	100.0
Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned reflect changes in net premiums written over the previous five quarters. Net premiums earned for the 2024 second quarter were 32.5% higher than in the 2023 second quarter, while net premiums earned for the six months ended June 30, 2024 were 28.9% higher than in the 2023 period.
Other Underwriting Income (Loss).
Other underwriting income for the 2024 second quarter was $1 million, compared to $3 million for the 2023 second quarter, and $3 million for the six months ended June 30, 2024, compared to $7 million for the 2023 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Current year	58.4%	57.5%	57.0%	59.5%
Prior period reserve development	(1.9)%	(2.2)%	(2.2)%	(3.0)%
Loss ratio	56.5%	55.3%	54.8%	56.5%

ARCH CAPITAL	46	2024 SECOND QUARTER FORM 10-Q

Current Year Loss Ratio.
2024 Second Quarter versus 2023 Period. The reinsurance segment’s current year loss ratio in the 2024 second quarter was 0.9 points higher than in the 2023 second quarter. The 2024 second quarter loss ratio reflected 10.0 points of current year catastrophic activity, spread across a series of global events, compared to 6.7 points of catastrophic activity in the 2023 second quarter. The current year loss ratio for the 2024 second quarter also reflected the impact of rate increases and changes in mix of business.
Six Months Ended June 30, 2024 versus 2023 Period. The reinsurance segment’s current year loss ratio for the six months ended June 30, 2024 was 2.5 points lower than in the 2023 period and reflected 6.1 points of current year catastrophic activity, consistent with 6.1 points in the 2023 period. The current year loss ratio for the 2024 period included activity related to the Baltimore bridge collapse and also reflected the impact of rate increases and changes in mix of business.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $34 million, or 1.9 points, for the 2024 second quarter, compared to $29 million, or 2.2 points, for the 2023 second quarter, and $74 million, or 2.2 points, for the six months ended June 30, 2024, compared to $82 million, or 3.0 points, for the 2023 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
2024 Second Quarter versus 2023 Period. The underwriting expense ratio for the reinsurance segment was 23.0% in the 2024 second quarter, compared to 26.6% in the 2023 second quarter, with the decrease primarily due to a lower acquisition expense ratio and the beneficial effect of growth in net premiums earned.
Six Months Ended June 30, 2024 versus 2023 period. The underwriting expense ratio for the reinsurance segment was 23.6% for the six months ended June 30, 2024, compared to 26.6% for the 2023 period, with the decrease primarily due to a lower acquisition expense ratio and the beneficial effect of growth in net premiums earned.
Mortgage Segment
Our mortgage operations include U.S. and international mortgage insurance and reinsurance operations as well as participation in GSE credit risk-sharing transactions.
The following tables set forth our mortgage segment’s underwriting results:

	Three Months Ended June 30,
	2024	2023	% Change
Gross premiums written	$340	$347	(2.0)
Premiums ceded	(64)	(82)
Net premiums written	276	265	4.2
Change in unearned premiums	31	29
Net premiums earned	307	294	4.4
Other underwriting income	2	3
Losses and loss adjustment expenses	27	13
Acquisition expenses	—	(7)
Other operating expenses	(49)	(50)
Underwriting income	$287	$253	13.4

Underwriting Ratios			% Point Change
Loss ratio	(8.6)%	(4.5)%	(4.1)
Acquisition expense ratio	0.1%	2.4%	(2.3)
Other operating expense ratio	15.9%	17.1%	(1.2)
Combined ratio	7.4%	15.0%	(7.6)

	Six Months Ended June 30,
	2024	2023	% Change
Gross premiums written	$681	$690	(1.3)
Premiums ceded	(128)	(164)
Net premiums written	553	526	5.1
Change in unearned premiums	59	64
Net premiums earned	612	590	3.7
Other underwriting income	12	9
Losses and loss adjustment expenses	36	11
Acquisition expenses	—	(14)
Other operating expenses	(102)	(100)
Underwriting income	$558	$496	12.5

Underwriting Ratios			% Point Change
Loss ratio	(5.8)%	(1.9)%	(3.9)
Acquisition expense ratio	0.1%	2.4%	(2.3)
Other operating expense ratio	16.7%	17.0%	(0.3)
Combined ratio	11.0%	17.5%	(6.5)

ARCH CAPITAL	47	2024 SECOND QUARTER FORM 10-Q

Premiums Written.
The following tables set forth our mortgage segment’s net premiums written by major line of business:

	Three Months Ended June 30,
	2024		2023
	Amount	%	Amount	%
U.S. primary mortgage insurance	$201	72.8	$186	70.2
U.S. credit risk transfer (CRT) and other	51	18.5	54	20.4
International mortgage insurance/ reinsurance	24	8.7	25	9.4
Total	$276	100.0	$265	100.0
2024 Second Quarter versus 2023 Period. Gross premiums written by the mortgage segment in the 2024 second quarter were 2.0% lower than in the 2023 second quarter, while net premiums written were 4.2% higher. The increase in net premiums written in the 2024 second quarter primarily reflected a lower level of Bellemeade premiums ceded, due in part to the termination of certain Bellemeade agreements in the 2023 fourth quarter.

	Six Months Ended June 30,
	2024		2023
	Amount	%	Amount	%
U.S. primary mortgage insurance	$403	72.9	$372	70.7
U.S. credit risk transfer (CRT) and other	107	19.3	107	20.3
International mortgage insurance/ reinsurance	43	7.8	47	8.9
Total	$553	100.0	$526	100.0
Six Months Ended June 30, 2024 versus 2023 Period. Gross premiums written by the mortgage segment for the six months ended June 30, 2024 were 1.3% lower than in the 2023 period, while net premiums written for the six months ended June 30, 2024 were 5.1% higher than in the 2023 period. The increase in net premiums written in the 2024 period primarily reflected a lower level of Bellemeade premiums ceded, due in part to the termination of certain Bellemeade agreements in the 2023 fourth quarter.
The persistency rate was 83.3% for the Arch MI U.S. portfolio of primary mortgage insurance policies at June 30, 2024, compared to 83.0% at June 30, 2023. The persistency rate represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period.
The following tables provide details on the new insurance written (“NIW”) generated by Arch MI U.S. NIW represents the original principal balance of all loans that received coverage during the period.

	Three Months Ended June 30,
	2024		2023
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$13,799		$12,292

Credit quality (FICO):
>=740	$9,726	70.5	$8,151	66.3
680-739	3,641	26.4	3,832	31.2
620-679	430	3.1	308	2.5
<620	2	0.0	1	0.0
Total	$13,799	100.0	$12,292	100.0

Loan-to-value (LTV):
95.01% and above	$1,014	7.3	$635	5.2
90.01% to 95.00%	7,234	52.4	6,855	55.8
85.01% to 90.00%	4,047	29.3	3,516	28.6
85.00% and below	1,504	10.9	1,286	10.5
Total	$13,799	100.0	$12,292	100.0

Monthly vs. single:
Monthly	$12,764	92.5	$11,870	96.6
Single	1,035	7.5	422	3.4
Total	$13,799	100.0	$12,292	100.0

Purchase vs. refinance:
Purchase	$13,588	98.5	$12,063	98.1
Refinance	211	1.5	229	1.9
Total	$13,799	100.0	$12,292	100.0
(1)Represents the original principal balance of all loans that received coverage during the period.

	Six Months Ended June 30,
	2024		2023
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$23,135		$22,686

Credit quality (FICO):
>=740	$16,090	69.5	$14,823	65.3
680-739	6,301	27.2	7,322	32.3
620-679	741	3.2	537	2.4
<620	3	0.0	4	0.0
Total	$23,135	100.0	$22,686	100.0

Loan-to-value (LTV):
95.01% and above	$1,556	6.7	$1,154	5.1
90.01% to 95.00%	12,474	53.9	12,898	56.9
85.01% to 90.00%	6,671	28.8	6,288	27.7
85.01% and below	2,434	10.5	2,346	10.3
Total	$23,135	100.0	$22,686	100.0

Monthly vs. single:
Monthly	$21,680	93.7	$21,976	96.9
Single	1,455	6.3	710	3.1
Total	$23,135	100.0	$22,686	100.0

Purchase vs. refinance:
Purchase	$22,755	98.4	$22,264	98.1
Refinance	380	1.6	422	1.9
Total	$23,135	100.0	$22,686	100.0
(1)Represents the original principal balance of all loans that received coverage during the period.

ARCH CAPITAL	48	2024 SECOND QUARTER FORM 10-Q

Net Premiums Earned.
The following tables set forth our mortgage segment’s net premiums earned by major line of business:

	Three Months Ended June 30,
	2024		2023
	Amount	%	Amount	%
U.S. primary mortgage insurance	$209	68.1	$194	66.0
U.S. credit risk transfer (CRT) and other	51	16.6	54	18.4
International mortgage insurance/ reinsurance	47	15.3	46	15.6
Total	$307	100.0	$294	100.0
2024 Second Quarter versus 2023 Period. Net premiums earned for the 2024 second quarter were 4.4% higher than in the 2023 second quarter. The increase in net premiums earned in the 2024 second quarter primarily reflected a lower level of Bellemeade premiums ceded, due in part to the termination of certain Bellemeade agreements in the 2023 fourth quarter.

	Six Months Ended June 30,
	2024		2023
	Amount	%	Amount	%
U.S. primary mortgage insurance	$415	67.8	$390	66.1
U.S. credit risk transfer (CRT) and other	107	17.5	107	18.1
International mortgage insurance/ reinsurance	90	14.7	93	15.8
Total	$612	100.0	$590	100.0
Six Months Ended June 30, 2024 versus 2023 Period. For the six months ended June 30, 2024, net premiums earned were 3.7% higher than in the 2023 period. The increase in net premiums earned in the 2024 period primarily reflected a lower level of Bellemeade premiums ceded, due in part to the termination of certain Bellemeade agreements in the 2023 fourth quarter.
Other Underwriting Income (Loss).
Other underwriting income, which is primarily related to GSE credit risk-sharing transactions, was $2 million for the 2024 second quarter, compared to $3 million for the 2023 second quarter.
Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Current year	18.3%	22.7%	19.8%	23.7%
Prior period reserve development	(26.9)%	(27.2)%	(25.6)%	(25.6)%
Loss ratio	(8.6)%	(4.5)%	(5.8)%	(1.9)%
Current Year Loss Ratio.
2024 Second Quarter versus 2023 Period. The mortgage segment’s current year loss ratio was 4.4 points lower in the 2024 second quarter than in the 2023 second quarter. The lower current year loss ratio for the 2024 second quarter reflected a decrease in estimated claim rates, partially offset by slightly higher new delinquencies.
Six Months Ended June 30, 2024 versus 2023 Period. The mortgage segment’s current year loss ratio was 3.9 points lower for the six months ended June 30, 2024 than for the 2023 period. The lower current year loss ratio for the 2024 period reflected a decrease in estimated claim rates, partially offset by slightly higher new delinquencies.
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $82 million, or 26.9 points, for the 2024 second quarter, compared to $80 million, or 27.2 points, for the 2023 second quarter, and $156 million, or 25.6 points, for the six months ended June 30, 2024, compared to $151 million, or 25.6 points, for the 2023 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
2024 Second Quarter versus 2023 Period. The underwriting expense ratio for the mortgage segment was 16.0% in the 2024 second quarter, compared to 19.5% in the 2023 second quarter. The decrease was primarily due to a higher level of ceding and profit commissions on U.S. primary business, along with a higher level of net premiums earned.
Six Months Ended June 30, 2024 versus 2023 period. The underwriting expense ratio for the mortgage segment was 16.8% for the six months ended June 30, 2024, compared to 19.4% for the 2023 period. The decrease was primarily due to a higher level of ceding and profit commissions on U.S. primary business, along with a higher level of net premiums earned.

ARCH CAPITAL	49	2024 SECOND QUARTER FORM 10-Q

Corporate
The Company’s corporate results include net investment income, net realized gains or losses (which includes realized and unrealized changes in the fair value of equity securities and assets accounted for using the fair value option, realized and unrealized gains or losses on derivative instruments, changes in the allowance for credit losses on financial assets and gains or losses realized from the acquisition or disposition of subsidiaries), equity in net income or loss of investments accounted for using the equity method, other income or loss, corporate expenses, transaction costs and other, amortization of intangible assets, interest expense, net foreign exchange gains or losses, income taxes, income from operating affiliates and items related to our non-cumulative preferred shares.
Net Investment Income.
The components of net investment income were derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Fixed maturities	$306	$214	$586	$402
Short-term investments	35	15	64	29
Equity securities	10	6	18	10
Other (1)	35	25	68	38
Gross investment income	386	260	736	479
Investment expenses (2)	(22)	(18)	(45)	(38)
Net investment income	$364	$242	$691	441
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.
(2)        Investment expenses were approximately 0.26% of average invested assets for the 2024 second quarter, consistent with 0.26% for the 2023 second quarter, and 0.27% for the six months ended June 30, 2024, compared to 0.26% for the 2023 period.
The higher level of net investment income for the 2024 periods was primarily related to higher yields available in the financial market. The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 4.39% for the 2024 second quarter, compared to 3.50% for the 2023 second quarter, and 4.36% for the six months ended June 30, 2024, compared to 3.33% for the 2023 period. Net cash flow from operating activities contributed $3.1 billion for the six months ended June 30, 2024, which has grown our invested asset base and contributed to the increase in net investment income.
Corporate Expenses.
Corporate expenses were $23 million for the 2024 second quarter, compared to $20 million for the 2023 second quarter, and $69 million for the six months ended June 30, 2024, compared to $49 million for the 2023 period. Such amounts primarily represent certain holding company costs necessary to support our worldwide operations and costs associated with operating as a publicly traded company. The increase in corporate expenses was primarily due to higher incentive compensation costs.
Transaction Costs and Other.
Transaction costs and other for the 2024 second quarter was $18 million, compared to $1 million for the 2023 second quarter, and $25 million for the six months ended June 30, 2024, compared to $2 million for the 2023 period. The amounts in both periods primarily related to our acquisition activity.
Other Income or Losses.
Other income for the 2024 second quarter was $8 million, compared to $3 million for the 2023 second quarter, and $22 million for the six months ended June 30, 2024, compared to $14 million for the 2023 period. Amounts in both periods primarily reflect changes in the cash surrender value of our investment in corporate-owned life insurance.
Amortization of Intangible Assets.
Amortization of intangible assets for the 2024 second quarter was $27 million, compared to $24 million for the 2023 second quarter, and $48 million for the six months ended June 30, 2024, compared to $47 million for the 2023 period. Amounts in both periods primarily attributed to amortization of finite-lived intangible assets.
Interest Expense.
Interest expense was $35 million for the 2024 second quarter, compared to $33 million for the 2023 second quarter, and $69 million for the six months ended June 30, 2024, compared to $65 million for the 2023 period. Interest expense primarily reflects amounts related to our outstanding senior notes.

ARCH CAPITAL	50	2024 SECOND QUARTER FORM 10-Q

Net Realized Gains or Losses.
Net realized gains for the 2024 second quarter were $122 million, compared to net realized losses of $123 million for the 2023 second quarter. Net realized gains were $189 million for the six months ended June 30, 2024, compared to net realized losses of $106 million for the 2023 period. Amounts in both periods reflected sales of investments as well as the impact of financial market movements on the Company’s equity securities and investments accounted for under the fair value option method. Net realized gains for the 2024 second quarter also include benefits related to both the sale of, and acquisition of subsidiaries. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains or losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations.
Net realized gains or losses also include realized and unrealized changes in the fair value of equity securities and assets accounted for using the fair value option, realized and unrealized gains or losses on derivative instruments, changes in the allowance for credit losses on financial assets and gains or losses realized from the acquisition or disposition of subsidiaries See note 7, “Investment Information—Net Realized Gains (Losses)” and note 7, “Investment Information—Allowance for Expected Credit Losses,” to our consolidated financial statements for additional information.
Equity in Net Income or Losses of Investment Funds Accounted for Using the Equity Method.
Equity in net income of investment funds accounted for using the equity method was $167 million in the 2024 second quarter, compared to $69 million for the 2023 second quarter, and $266 million for the six months ended June 30, 2024, compared to $117 million for the 2023 period. Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Investment funds accounted for using the equity method totaled $5.0 billion at June 30, 2024, compared to $4.6 billion at December 31, 2023. See note 7, “Investment Information—Investments Accounted For Using the Equity Method,” to our consolidated financial statements for additional information.
Net Foreign Exchange Gains or Losses.
Net foreign exchange gains for the 2024 second quarter were $1 million, compared to losses of $5 million for the 2023 second quarter. Net foreign exchange gains for the six months ended June 30, 2024 were $32 million, compared to losses of $23 million for the 2023 period. Amounts in both periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income or loss before income taxes, including income or loss from operating affiliates, resulted in an expense of 7.1% for the 2024 second quarter, compared to an expense of 9.2% for the 2023 second quarter, and an expense of 7.7% for the six months ended June 30, 2024, compared to an expense of 8.6% for the 2023 period. See note 13, “Income Taxes” to our consolidated financial statements for additional information.
Income or Losses from Operating Affiliates.
Income from operating affiliates for 2024 second quarter was $45 million, compared to income of $22 million for the 2023 second quarter, and income of $100 million for the six months ended June 30, 2024, compared to income of $61 million for the 2023 period. See note 7, “Investment Information—Investments in Operating Affiliates,” to our consolidated financial statements for additional information.
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
FINANCIAL CONDITION

Investable Assets Held by Arch
At June 30, 2024, approximately $23.3 billion, or 62%, of total investable assets held by Arch were internally managed, compared to $21.9 billion, or 63%, at December 31, 2023. See note 7, “Investment Information” to our consolidated financial statements for additional information.

	June 30, 2024	December 31, 2023
Average effective duration (in years)	2.83	2.91
Average S&P/Moody’s credit ratings (1)	AA-/Aa3	AA-/Aa3
(1)Average credit ratings on our investment portfolio on securities with ratings assigned by S&P and Moody’s.

ARCH CAPITAL	51	2024 SECOND QUARTER FORM 10-Q

The following table provides the credit quality distribution of our fixed maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
June 30, 2024
U.S. government and gov’t agencies (1)	$6,041	23.1
AAA	4,599	17.6
AA	2,507	9.6
A	4,854	18.5
BBB	6,144	23.5
BB	979	3.7
B	521	2.0
Lower than B	29	0.1
Not rated	501	1.9
Total	$26,175	100.0

December 31, 2023
U.S. government and gov’t agencies (1)	$6,493	26.8
AAA	4,305	17.8
AA	2,165	8.9
A	4,629	19.1
BBB	5,058	20.9
BB	698	2.9
B	389	1.6
Lower than B	15	0.1
Not rated	484	2.0
Total	$24,236	100.0
(1)Includes U.S. government-sponsored agency residential mortgage-backed securities and agency commercial mortgage-backed securities.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
June 30, 2024
0-10%	$14,648	$(375)	47.1
10-20%	2,204	(355)	44.6
20-30%	165	(48)	6.0
Greater than 30%	33	(18)	2.3
Total	$17,050	$(796)	100.0

December 31, 2023
0-10%	$10,696	$(410)	49.7
10-20%	2,282	(367)	44.5
20-30%	116	(35)	4.2
Greater than 30%	26	(13)	1.6
Total	$13,120	$(825)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at June 30, 2024, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
JPMorgan Chase & Co.	$373	A-/A1
Morgan Stanley	341	A-/A1
Bank of America Corporation	296	A-/A1
The Goldman Sachs Group, Inc.	276	A-/A2
Citigroup Inc.	242	BBB+/A3
Blue Owl Capital Inc.	208	BBB-/Baa3
Ford Motor Company	203	BBB-/Ba1
Blackstone Inc.	180	BBB/Baa3
Hyundai Motor Company	178	BBB+/A3
General Motors Company	135	BBB/Baa2
Total	$2,432
(1)Average credit ratings as assigned by S&P and Moody’s, respectively.

ARCH CAPITAL	52	2024 SECOND QUARTER FORM 10-Q

The following table provides information on our structured securities, which includes residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
June 30, 2024
RMBS	$736	$450	$—	$1,186
CMBS	7	1,079	74	1,160
ABS	—	2,654	146	2,800
Total	$743	$4,183	$220	$5,146

December 31, 2023
RMBS	$658	$445	$—	$1,103
CMBS	7	1,126	80	1,213
ABS	—	2,143	107	2,250
Total	$665	$3,714	$187	$4,566
The following table summarizes our equity securities, which include investments in exchange traded funds:

	June 30, 2024	December 31, 2023
Equities (1)	$979	$739
Exchange traded funds
Fixed income (2)	228	285
Equity and other (3)	197	169
Total	$1,404	$1,193
(1)Primarily in technology, consumer non-cyclical, communications, financial and industrial sectors at June 30, 2024.
(2)Primarily in corporate exposures at June 30, 2024.
(3)Primarily in financials, consumer staples, industrials and energy sectors at June 30, 2024.

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
Reinsurance
The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses (“LAE”) with unaffiliated reinsurers were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Premiums written:
Direct	$2,521	$2,373	$5,007	$4,731
Assumed	2,861	2,472	6,308	4,894
Ceded	(1,601)	(1,417)	(3,449)	(2,773)
Net	$3,781	$3,428	$7,866	$6,852

Premiums earned:
Direct	$2,417	$2,229	$4,758	$4,383
Assumed	2,483	1,817	4,858	3,591
Ceded	(1,335)	(1,081)	(2,629)	(2,126)
Net	$3,565	$2,965	$6,987	$5,848

Losses and LAE:
Direct	$1,200	$1,161	$2,599	$2,232
Assumed	1,196	920	2,460	1,917
Ceded	(569)	(590)	(1,504)	(1,187)
Net	$1,827	$1,491	$3,555	$2,962
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

ARCH CAPITAL	53	2024 SECOND QUARTER FORM 10-Q

The following table summarizes the respective coverages and retentions at June 30, 2024:

Bellemeade Entities (Issue Date)	Initial Coverage at Issuance	Current Coverage	Remaining Retention, Net
2021-3 Ltd. (1)	639	499	135
2022-1 Ltd. (2)	317	250	142
2022-2 Ltd. (3)	327	327	203
2023-1 Ltd. (4)	233	233	181
Total	$1,516	$1,309	$661
(1) Issued in September 2021, covering in-force policies issued between April 1, 2021 and June 30, 2021. $508 million was directly funded by Bellemeade Re 2021-3 Ltd. via insurance-linked notes, with an additional $131 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(2)    Issued in January 2022, covering in-force policies issued between July 1, 2021 and November 30, 2021. $284 million was directly funded by Bellemeade Re 2022-1 Ltd. via insurance-linked notes, with an additional $33 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(3) Issued in September 2022, covering in-force policies issued between November 1, 2021 and June 30, 2022. $201 million was directly funded by Bellemeade Re 2022-2 Ltd. via insurance-linked notes, with an additional $126 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(4) Issued in October 2023, covering in-force policies issued between January 1, 2023 and September 30, 2023. $186 million was directly funded by Bellemeade Re 2023-1 Ltd. via insurance-linked notes, with an additional $47 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
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
At June 30, 2024 and December 31, 2023, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	June 30, 2024	December 31, 2023
Insurance segment:
Case reserves	$2,728	$2,730
IBNR reserves	6,123	5,626
Total net reserves	8,851	8,356
Reinsurance segment:
Case reserves	2,520	2,447
Additional case reserves	628	484
IBNR reserves	4,871	4,260
Total net reserves	8,019	7,191
Mortgage segment:
Case reserves	337	323
IBNR reserves	176	192
Total net reserves	513	515
Total:
Case reserves	5,585	5,500
Additional case reserves	628	484
IBNR reserves	11,170	10,078
Total net reserves	$17,383	$16,062
At June 30, 2024 and December 31, 2023, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2024	December 31, 2023
Insurance segment:
Professional lines	$2,576	$2,451
Construction and national accounts	1,741	1,693
Excess and surplus casualty	1,050	975
Programs	1,011	929
Property, energy, marine and aviation	950	836
Travel, accident and health	151	144
Warranty and lenders solutions	55	65
Other	1,317	1,263
Total net reserves	$8,851	$8,356
At June 30, 2024 and December 31, 2023, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2024	December 31, 2023
Reinsurance segment:
Casualty	$2,900	$2,725
Other specialty	2,503	2,125
Property excluding property catastrophe	1,408	1,243
Property catastrophe	651	585
Marine and aviation	426	359
Other	131	154
Total net reserves	$8,019	$7,191

ARCH CAPITAL	54	2024 SECOND QUARTER FORM 10-Q

At June 30, 2024 and December 31, 2023, the mortgage segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2024	December 31, 2023
Mortgage segment:
U.S. primary mortgage insurance (1)	$330	$324
U.S. credit risk transfer (CRT) and other	96	100
International mortgage insurance/ reinsurance	87	91
Total net reserves	$513	$515
(1)    At June 30, 2024, 40.0% of total net reserves represents policy years 2014 and prior and the remainder from later policy years. At December 31, 2023, 31.0% of total net reserves represent policy years 2014 and prior and the remainder from later policy years.
Mortgage Operations Supplemental Information
On June 3, 2024, we completed the acquisition of RMIC Companies, Inc., and its wholly-owned subsidiaries (“RMIC”) that, together, comprise the run-off mortgage insurance business of Old Republic International Corporation. The acquired business had been in runoff since 2011 and represented $3.6 billion of insurance in force at June 30, 2024.
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$292,512	57.0	$290,764	57.1
U.S. credit risk transfer (CRT) and other	151,437	29.5	149,098	29.3
International mortgage insurance/reinsurance	68,986	13.4	69,473	13.6
Total	$512,935	100.0	$509,335	100.0

Risk In Force (RIF) (2):
U.S. primary mortgage insurance	$76,351	84.6	$75,527	84.6
U.S. credit risk transfer (CRT) and other	6,206	6.9	6,156	6.9
International mortgage insurance/reinsurance	7,666	8.5	7,562	8.5
Total	$90,223	100.0	$89,245	100.0
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

The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at June 30, 2024:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2014 and prior	$16,018	5.5	$4,072	5.3	6.49%
2015	3,938	1.3	1,027	1.3	1.94%
2016	6,589	2.3	1,759	2.3	2.40%
2017	6,563	2.2	1,753	2.3	2.96%
2018	7,814	2.7	2,030	2.7	3.66%
2019	14,214	4.9	3,716	4.9	2.38%
2020	45,090	15.4	11,998	15.7	1.17%
2021	69,367	23.7	18,182	23.8	1.15%
2022	60,873	20.8	16,015	21.0	1.04%
2023	39,449	13.5	10,146	13.3	0.56%
2024	22,597	7.7	5,653	7.4	0.08%
Total	$292,512	100.0	$76,351	100.0	1.82%
(1)Represents the ending percentage of loans in default.
The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2023:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2014 and prior	$13,301	4.6	$3,387	4.5	6.01%
2015	4,691	1.6	1,244	1.6	1.98%
2016	7,525	2.6	2,025	2.7	2.50%
2017	7,600	2.6	2,023	2.7	3.13%
2018	8,512	2.9	2,207	2.9	4.04%
2019	15,767	5.4	4,074	5.4	2.40%
2020	51,349	17.7	13,357	17.7	1.17%
2021	76,667	26.4	19,812	26.2	1.12%
2022	63,899	22.0	16,755	22.2	0.89%
2023	41,453	14.3	10,643	14.1	0.26%
Total	$290,764	100.0	$75,527	100.0	1.74%
(1)Represents the ending percentage of loans in default.

ARCH CAPITAL	55	2024 SECOND QUARTER FORM 10-Q

The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$47,190	61.8	$46,796	62.0
680-739	25,053	32.8	24,990	33.1
620-679	3,735	4.9	3,497	4.6
<620	373	0.5	244	0.3
Total	$76,351	100.0	$75,527	100.0
Weighted average FICO score	747		748

Loan-to-value (LTV):
95.01% and above	$7,384	9.7	$7,067	9.4
90.01% to 95.00%	45,331	59.4	44,669	59.1
85.01% to 90.00%	20,668	27.1	20,490	27.1
85.00% and below	2,968	3.9	3,301	4.4
Total	$76,351	100.0	$75,527	100.0
Weighted average LTV	93.1%		93.0%

Total RIF, net of external reinsurance	$58,920		$58,146

	June 30, 2024		December 31, 2023
	Amount	%	Amount	%
Total RIF by State:
California	$6,110	8.0	$6,162	8.2
Texas	5,803	7.6	5,972	7.9
North Carolina	3,320	4.3	3,248	4.3
Minnesota	3,110	4.1	3,069	4.1
Georgia	3,099	4.1	3,081	4.1
Illinois	3,086	4.0	2,986	4.0
Florida	2,943	3.9	3,007	4.0
Massachusetts	2,891	3.8	2,858	3.8
Michigan	2,852	3.7	2,773	3.7
Virginia	2,596	3.4	2,578	3.4
Other	40,541	53.1	39,793	52.7
Total	$76,351	100.0	$75,527	100.0
The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics:

(U.S. Dollars in thousands, except policy, loan and claim count)	Six Months Ended
	June 30,
	2024	2023
Roll-forward of insured loans in default:
Beginning delinquent number of loans	19,457	20,567
New notices	20,434	18,504
Cures	(21,423)	(20,358)
Paid claims	(571)	(427)
Acquired delinquent loans (1)	2,525	—
Ending delinquent number of loans (2)	20,422	18,286

Ending number of policies in force (2)	1,123,698	1,138,681

Delinquency rate (2)	1.82%	1.61%

Losses:
Number of claims paid	571	427
Total paid claims	$18,342	$12,900
Average per claim	$32.1	$30.2
Severity (3)	67.8%	71.5%
Average case reserve per default (2)	$17.1	$23.1
(1)Represents delinquent loans related to the acquisition of RMIC.
(2)Includes first lien primary and pool policies.
(3)Represents total paid claims divided by RIF of loans for which claims were paid.
The risk to capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 7.4 to 1 at June 30, 2024, compared to 7.3 to 1 at December 31, 2023.
Shareholders’ Equity and Book Value per Share
The following table presents the calculation of book value per share:

	June 30, 2024	December 31, 2023
Total shareholders’ equity available to Arch	$20,665	$18,353
Less preferred shareholders’ equity	830	830
Common shareholders’ equity available to Arch	$19,835	$17,523
Common shares and common share equivalents outstanding, net of treasury shares (1)	376.0	373.3
Book value per share	$52.75	$46.94
(1)Excludes the effects of 10.9 million and 12.5 million stock options and 0.4 million and 0.4 million restricted stock units outstanding at June 30, 2024 and December 31, 2023, respectively.

ARCH CAPITAL	56	2024 SECOND QUARTER FORM 10-Q

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
For the six months ended June 30, 2024, Arch Capital received dividends of $119 million from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda based reinsurer and insurer, which can pay approximately $4.7 billion to Arch Capital during the remainder of 2024 without providing an affidavit to the Bermuda Monetary Authority.
We expect that our liquidity needs, including our anticipated (re)insurance obligations and operating and capital expenditure needs, for the next 12 months and for the foreseeable future thereafter, will be met by funds generated from underwriting activities and investment income, as well as by our balance of cash, short-term investments, proceeds on the sale or maturity of our investments, and our credit facilities.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended
	June 30,
	2024	2023
Total cash provided by (used for):
Operating activities	$3,082	$2,114
Investing activities	(2,918)	(2,001)
Financing activities	(28)	(45)
Effects of exchange rate changes on foreign currency cash and restricted cash	(7)	12
Increase (decrease) in cash and restricted cash	$129	$80
•Cash provided by operating activities for the six months ended June 30, 2024 was higher than in the 2023 period. Activity for the six months ended June 30, 2024 primarily reflected a higher level of premiums collected than in the 2023 period.
•Cash used for investing activities for the six months ended June 30, 2024 was higher than in the 2023 period. Activity for the six months ended June 30, 2024 reflected higher net purchases than in the 2023 period due in part to the investment of operating cash flows.
•Cash used for financing activities for the six months ended June 30, 2024 was lower than in the 2023 period, reflecting common share activity.
CAPITAL RESOURCES

The following table provides an analysis of our capital structure:

	June 30, 2024	December 31, 2023
Senior notes	$2,727	$2,726

Shareholders’ equity available to Arch:
Series F non-cumulative preferred shares	$330	$330
Series G non-cumulative preferred shares	500	500
Common shareholders’ equity	19,835	17,523
Total	$20,665	$18,353

Total capital available to Arch	$23,392	$21,079

Debt to total capital (%)	11.7	12.9
Preferred to total capital (%)	3.5	3.9
Debt and preferred to total capital (%)	15.2	16.9
Arch MI U.S. is required to maintain compliance with the GSEs requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements with an estimated PMIER sufficiency ratio of 196% at June 30, 2024, compared to 213% at December 31, 2023.
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

ARCH CAPITAL	57	2024 SECOND QUARTER FORM 10-Q

GUARANTOR INFORMATION

The below table provides a description of our senior notes payable at June 30, 2024:

	Interest	Principal	Carrying
Issuer/Due	(Fixed)	Amount	Amount
Arch Capital:
May 1, 2034	7.350%	$300	$298
June 30, 2050	3.635%	1,000	989
Arch-U.S.:
Nov. 1, 2043 (1)	5.144%	500	495
Arch Finance:
Dec. 15, 2026 (1)	4.011%	500	499
Dec. 15, 2046 (1)	5.031%	450	446
Total		$2,750	$2,727
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
The following tables present condensed financial information for Arch Capital (parent guarantor) and Arch-U.S. (subsidiary issuer):

	June 30, 2024
	Arch Capital	Arch-U.S.
Assets
Total investments	$16	$250
Cash	20	5
Investment in operating affiliates	4	—
Due from subsidiaries and affiliates	11	—
Other assets	56	60
Total assets	$107	$315

Liabilities
Senior notes	1,287	495
Due to subsidiaries and affiliates	5	1,008
Other liabilities	30	50
Total liabilities	$1,322	$1,553

Non-cumulative preferred shares	$830	—

	December 31, 2023
	Arch Capital	Arch-U.S.
Assets
Total investments	$17	$145
Cash	9	5
Investment in operating affiliates	4	—
Due from subsidiaries and affiliates	—	—
Other assets	58	56
Total assets	$88	$206

Liabilities
Senior notes	1,287	495
Due to subsidiaries and affiliates	—	993
Other liabilities	38	42
Total liabilities	$1,325	$1,530

Non-cumulative preferred shares	$830	—

ARCH CAPITAL	58	2024 SECOND QUARTER FORM 10-Q

	Six Months Ended		Year Ended
	June 30, 2024		December 31, 2023
	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.
Revenues
Net investment income	$1	$4	$2	$4
Net realized gains (losses)	(4)	—	—	—
Equity in net income (loss) of investments accounted for using the equity method	—	(2)	—	(2)
Total revenues	(3)	2	2	2

Expenses
Corporate expenses	67	5	93	9
Interest expense	29	13	59	26
Interest expense (intercompany)	—	25	—	51
Total expenses	96	43	152	86

Income (loss) before income taxes and income (loss) from operating affiliates	(99)	(41)	(150)	(84)
Income tax (expense) benefit	—	6	41	19
Income (loss) from operating affiliates	(1)	—	(1)	—
Net income available to Arch	(100)	(35)	(110)	(65)
Preferred dividends	(20)	—	(40)	—
Net income (loss) available to Arch common shareholders	$(120)	$(35)	$(150)	$(65)
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
Based on in-force exposure estimated as of July 1, 2024, our modeled peak zone catastrophe exposure was a windstorm affecting the Florida Tri-County regions, with a net probable maximum pre-tax loss of $1.6 billion, or 8% of tangible shareholders’ equity available to Arch, followed by windstorms affecting the Northeastern U.S. regions and the Gulf of Mexico with net probable maximum pre-tax losses of $1.4 billion and $1.3 billion, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes. As of July 1, 2024, our modeled peak zone earthquake exposure (San Francisco earthquake) represented approximately 58% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Germany windstorm) was substantially less than both our peak zone windstorm and earthquake exposures.
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
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of tangible shareholders’ equity available to Arch. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of July 1, 2024, our modeled RDS loss was approximately $1.3 billion, or 6% of tangible shareholders’ equity available to Arch.
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

ARCH CAPITAL	59	2024 SECOND QUARTER FORM 10-Q

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
MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of June 30, 2024. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks.
An analysis of material changes in market risk exposures at June 30, 2024 that affect the quantitative and qualitative disclosures presented in our 2023 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:
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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	—	+50	+100
June 30, 2024
Total fair value	$36.6	$36.0	$35.5	$35.0	$34.5
Change from base	2.9%	1.4%		(1.4)%	(2.8)%
Change in unrealized value	$1.0	$0.5		$(0.5)	$(1.0)

December 31, 2023
Total fair value	$33.6	$33.1	$32.7	$32.2	$31.7
Change from base	3.0%	1.5%		(1.4)%	(2.8)%
Change in unrealized value	$1.0	$0.5		$(0.5)	$(0.9)
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

ARCH CAPITAL	60	2024 SECOND QUARTER FORM 10-Q

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Credit Spread Shift in Percentage Points
	-100	-50	—	+50	+100
June 30, 2024
Total fair value	$36.8	$36.2	$35.5	$34.9	$34.3
Change from base	3.5%	1.8%		(1.8)%	(3.5)%
Change in unrealized value	$1.2	$0.6		$(0.6)	$(1.2)

December 31, 2023
Total fair value	$33.8	$33.2	$32.7	$32.1	$31.5
Change from base	3.4%	1.7%		(1.7)%	(3.4)%
Change in unrealized value	$1.1	$0.6		$(0.6)	$(1.1)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR measures the worst expected loss under normal market conditions over a specific time interval at a given confidence level. The 1-year 95th percentile parametric VaR reported herein estimates that 95% of the time, the portfolio loss in a one-year horizon would be less than or equal to the calculated number, stated as a percentage of the measured portfolio’s initial value. The VaR is a variance-covariance based estimate, based on linear sensitivities of a portfolio to a broad set of systematic market risk factors and idiosyncratic risk factors mapped to the portfolio exposures. The relationships between the risk factors are estimated using historical data, and the most recent data points are generally given more weight. As of June 30, 2024, our portfolio’s 95th percentile VaR was estimated to be 6.5%, compared to an estimated 7.8% at December 31, 2023. In periods where the volatility of the risk factors mapped to our portfolio’s exposures is higher due to market conditions, the resulting VaR is higher than in other periods.
Equity Securities. At June 30, 2024 and December 31, 2023, the fair value of our investments in equity securities and certain investments accounted for using the equity method with underlying equity strategies totaled $1.2 billion and $1.0 billion, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $125 million and $101 million at June 30, 2024 and December 31, 2023, respectively, and would have decreased book value per share by approximately $0.33 and $0.27, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $125 million and $101 million at June 30, 2024 and December 31, 2023, respectively, and would have increased book value per share by approximately $0.33 and $0.27, respectively.
Investment-Related Derivatives. At June 30, 2024, the notional value of all derivative instruments (excluding foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $3.8 billion, compared to $4.2 billion at December 31, 2023. If the underlying exposure of each investment-related derivative held at June 30, 2024 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $38 million, and a decrease in book value per share of approximately $0.10 per share, compared to $42 million and $0.11 per share, respectively, on investment-related derivatives held at December 31, 2023. If the underlying exposure of each investment-related derivative held at June 30, 2024 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $38 million, and an increase in book value per share of approximately $0.10 per share, compared to $42 million and $0.11 per share, respectively, on investment-related derivatives held at December 31, 2023. See note 9, “Derivative Instruments,” to our consolidated financial statements for additional disclosures concerning derivatives.
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

ARCH CAPITAL	61	2024 SECOND QUARTER FORM 10-Q

The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

	June 30, 2024	December 31, 2023
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(387)	$(300)
Shareholders’ equity denominated in foreign currencies (1)	1,141	1,158
Net foreign currency forward contracts outstanding (2)	269	246
Net exposures denominated in foreign currencies	$1,023	$1,104

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(102)	$(110)
Book value per share	$(0.27)	$(0.30)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$102	$110
Book value per share	$0.27	$0.30
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

ARCH CAPITAL	62	2024 SECOND QUARTER FORM 10-Q

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of June 30, 2024, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ARCH CAPITAL	63	2024 SECOND QUARTER FORM 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Repurchases of Equity Securities
The following table summarizes our purchases of common shares for the 2024 second quarter:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs ($000’s) (2)
4/1/2024-4/30/2024	2,791	$92.74	—	$1,000,000
5/1/2024-5/31/2024	17,048	96.90	—	$1,000,000
6/1/2024-6/30/2024	—	—	—	$1,000,000
Total	19,839	$96.31	—
(1)This column represents (in whole shares) open market share repurchases, including an aggregate of 2,791, 17,048 and nil shares repurchased by Arch Capital during April, May and June, respectively, other than through publicly announced plans or programs. We repurchased these shares from employees in order to facilitate the payment of withholding taxes on restricted shares granted and the exercise of stock appreciation rights, in each case at their fair value as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.
(2)This column represents the remaining approximate dollar amount available at the end of each applicable period under Arch Capital’s $1.0 billion share repurchase authorization, authorized by the Board of Directors of ACGL on December 19, 2022. Repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ARCH CAPITAL	64	2024 SECOND QUARTER FORM 10-Q

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
2.1	Master Transaction Agreement, dated as of April 5, 2024, by and between Allianz Global Risks US Insurance Company and Arch Capital Group Ltd .*	8-K	10.1	April 5, 2024
2.2	Amendment No. 1 to Master Transaction Agreement, dated as of August 1, 2024, by and among Arch Capital Group Ltd., Allianz Global Risks US Insurance Company, and, solely for purposes of Section 5.25 and Article X thereof, Arch Capital Group (U.S.) Inc.	8-K	2.2	August 1, 2024
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Certain provisions, exhibits and schedules have been omitted, and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted items upon request.

ARCH CAPITAL	65	2024 SECOND QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Marc Grandisson
Date: August 6, 2024	Marc Grandisson
Chief Executive Officer (Principal Executive Officer)

/s/ François Morin
Date: August 6, 2024	François Morin
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer

ARCH CAPITAL	66	2024 SECOND QUARTER FORM 10-Q