Form 10-Q
period 2024-09-30
ARCH CAPITAL GROUP LTD.
filed 2024-11-07
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2024

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16209

ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda				98-0374481
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road,	Pembroke	HM 08,	Bermuda	(441)	278-9250
(Address of principal executive offices)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common shares, $0.0011 par value per share	ACGL	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 5.45% Series F preferred share	ACGLO	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 4.55% Series G preferred share	ACGLN	NASDAQ	Stock Market
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 1, 2024, there were 376,241,879 common shares, $0.0011 par value per share, of the registrant outstanding.

ARCH CAPITAL GROUP LTD.

ARCH CAPITAL	1	2024 THIRD QUARTER FORM 10-Q

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
Forward-looking statements involve our current assessment of risks and uncertainties. Actual events and results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed below and elsewhere in this report and in our periodic reports filed with the Securities and Exchange Commission (“SEC”), and include:
•our ability to successfully implement our business strategy across underwriting cycles during “soft” as well as “hard” markets;
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
•general economic and market conditions (including inflation, interest rates, unemployment, housing prices, foreign currency exchange rates, prevailing credit terms and the depth and duration of a recession) and conditions specific to the reinsurance and insurance markets in which we operate;
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
•the effect of climate change on our business;

ARCH CAPITAL	2	2024 THIRD QUARTER FORM 10-Q

•the effect of contagious diseases on our business;
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

ARCH CAPITAL	3	2024 THIRD QUARTER FORM 10-Q

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCH CAPITAL	4	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars and shares in millions)

	(Unaudited)
	September 30, 2024	December 31, 2023
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $28,466 and $24,131; net of allowance for credit losses: $19 and $28)	$28,434	$23,553
Short-term investments available for sale, at fair value (amortized cost: $3,337 and $2,064; net of allowance for credit losses: $0 and $0)	3,341	2,063
Equity securities, at fair value	1,623	1,186
Other investments, at fair value	3,261	2,488
Investments accounted for using the equity method	5,244	4,566
Total investments	41,903	33,856

Cash	1,025	917
Accrued investment income	292	236
Investment in operating affiliates	1,236	1,119
Premiums receivable (net of allowance for credit losses: $52 and $34)	6,364	4,644
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (net of allowance for credit losses: $17 and $21)	7,948	7,064
Contractholder receivables (net of allowance for credit losses: $4 and $3)	2,078	1,814
Ceded unearned premiums	2,935	2,170
Deferred acquisition costs	1,744	1,531
Receivable for securities sold	790	63
Goodwill and intangible assets	1,486	731
Other assets	5,855	4,761
Total assets	$73,656	$58,906

Liabilities
Reserve for losses and loss adjustment expenses	$28,679	$22,752
Unearned premiums	11,238	8,808
Reinsurance balances payable	2,586	2,000
Contractholder payables	2,082	1,817
Collateral held for insured obligations	268	259
Senior notes	2,727	2,726
Payable for securities purchased	967	247
Other liabilities	2,835	1,942
Total liabilities	51,382	40,551

Commitments and contingencies (refer to Note 11)
Redeemable noncontrolling interests	—	2

Shareholders' Equity
Non-cumulative preferred shares	830	830
Common shares ($0.0011 par, shares issued: 595.2 and 591.9)	1	1
Additional paid-in capital	2,465	2,327
Retained earnings	23,642	20,295
Accumulated other comprehensive income (loss), net of deferred income tax	(200)	(676)
Common shares held in treasury, at cost (shares: 219.0 and 218.5)	(4,464)	(4,424)
Total shareholders' equity available to Arch	22,274	18,353
Total liabilities, noncontrolling interests and shareholders' equity	$73,656	$58,906
See Notes to Consolidated Financial Statements

ARCH CAPITAL	5	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars and shares in millions, except per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Net premiums earned	$3,970	$3,248	10,957	9,096
Net investment income	399	269	1,090	710
Net realized gains (losses)	169	(248)	358	(354)
Other underwriting income	5	5	20	21
Equity in net income (loss) of investment funds accounted for using the equity method	171	59	437	176
Other income (loss)	8	(4)	30	10
Total revenues	4,722	3,329	12,892	9,659

Expenses
Losses and loss adjustment expenses	2,403	1,647	5,958	4,609
Acquisition expenses	681	575	1,921	1,669
Other operating expenses	353	310	1,062	942
Corporate expenses	49	20	143	71
Amortization of intangible assets	88	24	136	71
Interest expense	35	34	104	99
Net foreign exchange (gains) losses	63	(22)	31	1
Total expenses	3,672	2,588	9,355	7,462

Income (loss) before income taxes and income (loss) from operating affiliates	1,050	741	3,537	2,197
Income tax (expense) benefit	(98)	(72)	(296)	(203)
Income (loss) from operating affiliates	36	54	136	115
Net income (loss) available to Arch	988	723	3,377	2,109
Preferred dividends	(10)	(10)	(30)	(30)
Net income (loss) available to Arch common shareholders	$978	$713	$3,347	$2,079

Net income per common share and common share equivalent
Basic	$2.62	$1.93	$8.99	$5.64
Diluted	$2.56	$1.88	$8.78	$5.50

Weighted average common shares and common share equivalents outstanding
Basic	373.2	369.2	372.3	368.4
Diluted	382.3	379.4	381.3	378.3

See Notes to Consolidated Financial Statements

ARCH CAPITAL	6	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Comprehensive Income
Net income (loss)	$988	$723	$3,377	$2,109
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	645	(190)	478	(118)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	—	—	—
Reclassification of net realized (gains) losses, included in net income (loss)	(60)	96	22	344
Foreign currency translation adjustments	25	(40)	(24)	(33)
Comprehensive income (loss) available to Arch	$1,598	$589	$3,853	$2,302
See Notes to Consolidated Financial Statements

ARCH CAPITAL	7	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in millions)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Non-cumulative preferred shares
Balance at beginning and end of period	$830	$830	$830	$830

Common shares
Balance at beginning and end of period	1	1	1	1

Additional paid-in capital
Balance at beginning of period	2,443	2,278	2,327	2,211
Amortization of share-based compensation	16	15	100	73
Other changes	6	4	38	13
Balance at end of period	2,465	2,297	2,465	2,297

Retained earnings
Balance at beginning of period	22,664	17,258	20,295	15,892
Net income (loss)	988	723	3,377	2,109
Preferred share dividends	(10)	(10)	(30)	(30)
Balance at end of period	23,642	17,971	23,642	17,971

Accumulated other comprehensive income (loss), net of deferred income tax
Balance at beginning of period	(810)	(1,319)	(676)	(1,646)
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of period	(650)	(1,192)	(565)	(1,512)
Unrealized holding gains (losses) during period, net of reclassification adjustment	585	(94)	500	226
Balance at end of period	(65)	(1,286)	(65)	(1,286)
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of period	(160)	(127)	(111)	(134)
Foreign currency translation adjustments	25	(40)	(24)	(33)
Balance at end of period	(135)	(167)	(135)	(167)
Balance at end of period	(200)	(1,453)	(200)	(1,453)

Common shares held in treasury, at cost
Balance at beginning of period	(4,463)	(4,407)	(4,424)	(4,378)
Shares repurchased for treasury	(1)	—	(40)	(29)
Balance at end of period	(4,464)	(4,407)	(4,464)	(4,407)

Total shareholders’ equity	$22,274	$15,239	$22,274	$15,239
See Notes to Consolidated Financial Statements

ARCH CAPITAL	8	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	(Unaudited)
	Nine Months Ended
	September 30,
	2024	2023
Operating Activities
Net income (loss)	$3,377	$2,109
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized (gains) losses	(361)	367
Equity in net (income) or loss of investment funds accounted for using the equity method and other income or loss	(336)	(104)
Amortization of intangible assets	136	71
Share-based compensation	100	73
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	2,447	1,604
Unearned premiums, net of ceded unearned premiums	956	1,111
Premiums receivable	(1,504)	(1,333)
Deferred acquisition costs	(166)	(190)
Reinsurance balances payable	589	692
Deferred income tax assets, net	61	40
Other items, net	(199)	(356)
Net cash provided by operating activities	5,100	4,084
Investing Activities
Purchases of fixed maturity investments	(21,559)	(13,024)
Purchases of equity securities	(932)	(176)
Purchases of other investments	(1,898)	(1,112)
Proceeds from sales of fixed maturity investments	16,447	9,655
Proceeds from sales of equity securities	673	216
Proceeds from sales, redemptions and maturities of other investments	1,024	345
Proceeds from redemptions and maturities of fixed maturity investments	1,270	589
Net settlements of derivative instruments	127	(69)
Net (purchases) sales of short-term investments	(818)	(323)
Acquisitions, net of cash	852	—
Purchases of fixed assets	(38)	(37)
Other	(29)	—
Net cash used for investing activities	(4,881)	(3,936)
Financing Activities
Proceeds from common shares issued, net	(2)	5
Change in third party investment in redeemable noncontrolling interests	—	(22)
Other	(3)	(5)
Preferred dividends paid	(30)	(30)
Net cash used for financing activities	(35)	(52)
Effects of exchange rate changes on foreign currency cash and restricted cash	30	(14)
Increase (decrease) in cash and restricted cash	214	82
Cash and restricted cash, beginning of year	1,498	1,273
Cash and restricted cash, end of period	$1,712	$1,355
Income taxes paid (received)	221	127
Interest paid	63	63

See Notes to Consolidated Financial Statements

ARCH CAPITAL	9	2024 THIRD QUARTER FORM 10-Q

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
2.    Acquisitions

On August 1, 2024, the Company completed the acquisition of Allianz’s U.S Middle Market Property & Casualty Insurance and U.S. Entertainment Property and Casualty Insurance Business. This business is written by Fireman’s Fund Insurance Company, an affiliate of Allianz (“MCE”), and its subsidiaries (together with MCE, collectively, the “Business Entities”), in each case, relating to relevant policies with accident years 2016 and onwards (collectively, the “Business”), as well as certain assets of Allianz and its affiliates related to the Business. In connection with the acquisition of the Business, the Company also entered into certain reinsurance agreements relating to the Business and the Business Entities and other agreements providing for administration and other services for the Business Entities by the Company for the applicable policies being reinsured following the closing. The acquisition of the Business is an important part of the Company’s growth strategy, and provides a ballast to our existing insurance business. It further enhances the Company’s capabilities in the U.S. middle markets and represents an attractive way to enter a new niche entertainment insurance market.
Aggregate cash consideration for the transaction was $450 million. Direct costs related to the acquisition are immaterial, and were expensed as incurred. These include one-time costs that are directly attributable to third party consulting fees and other professional and legal fees related to the acquisition. Such costs are included within ‘corporate expenses’ in the consolidated statement of income. The Business acquired is included within the Company’s insurance segment beginning from the acquisition date, August 1, 2024.

ARCH CAPITAL	10	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the Company’s allocation of the purchase price to the acquired assets and liabilities assumed based on estimated fair values on August 1, 2024. The fair value of the assets and liabilities are preliminary and may change with offsetting adjustments to goodwill. The Company may make further adjustments to its purchase price allocation through the end of the permissible one-year measurement period.

	Total	Useful Life
Purchase price
Cash paid (a)	$450

Assets Acquired
Cash and investments, at fair value	$2,332
Premiums receivable	290
Intangible asset -- distribution relationships	220	10 years
Intangible asset -- value of business acquired	163	1-2 years
Intangible asset -- other (1)	178	5-7 years
Other assets acquired	158
Total assets acquired	$3,341

Liabilities Acquired
Reserves for losses and loss adjustment expenses	$2,404
Unearned premiums	632
Other liabilities acquired	121
Total liabilities acquired	3,157
Identifiable net assets acquired (b)	$184
Goodwill (a) - (b)	$266
(1) Includes $128 million related to the net fair value adjustment to reserves for loss and loss adjustment expenses on August 1, 2024.
The Company recognized goodwill of $266 million that is primarily attributed to the expanded presence and long-term growth opportunities in the insurance market provided by this strategic acquisition. Approximately $568 million of the acquired goodwill and intangibles is expected to be deductible for income tax purposes. At the date of the acquisition, the Company established a net deferred tax asset of $23 million related to the estimated fair value of reserves for losses and loss adjustment expenses and unearned premiums.
Intangible assets resulting from the acquisition are amortized as part of ‘amortization of intangible assets’ in the Company’s consolidated statements of income. The significant fair value adjustments and related future amortization are as follows:
Value of business acquired (“VOBA”)— which represents the present value of the expected underwriting profit within the unearned premium liability, less costs to service the related policies and a risk premium. The fair value of VOBA was determined after taking into consideration certain key assumptions, including the estimated cost of capital, investment yield, loss ratio and related expenses;
Reserves for losses and loss adjustment expenses—to reflect a decrease related to the present value of the reserve for losses and loss adjustment expenses based on the estimated payout patterns, partially offset by an increase in losses and loss adjustment expenses related to the estimated market based risk margin. The risk margin represents the estimated costs of capital required by a market participant to assume the losses and loss adjustment expenses. The fair value of the reserve for losses and loss adjustment expenses was determined after taking into consideration certain key assumptions, including the estimated cost of capital, and investment yield.
Distribution relationships—the value of the distribution relationships was determined after taking into consideration certain key assumptions, including the estimated cost of capital, investment yield, retention rates, loss ratios, related expenses and effective tax rates that would impact the expected cash flows from Business policies written on a go forward basis.
The results of the acquired Business Entities have been included in the Company’s consolidated financial statements beginning as of their acquisition date. It is impracticable to provide historical supplemental pro forma financial information along with revenue and earnings subsequent to the acquisition due to a variety of factors, including access to historical information and the operations of acquirees being integrated within the Company shortly after closing and not operating as discrete operations within the Company’s organizational structure.
3.    Share Transactions

Share Repurchases
The Board of Directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. At September 30, 2024, $1.0 billion of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 31, 2024. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

ARCH CAPITAL	11	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) available to Arch	$988	$723	$3,377	$2,109
Preferred dividends	(10)	(10)	(30)	(30)
Net income (loss) available to Arch common shareholders	$978	$713	$3,347	$2,079

Denominator:
Weighted average common shares and common share equivalents outstanding — basic	373.2	369.2	372.3	368.4
Effect of dilutive common share equivalents:
Nonvested restricted shares	2.0	2.6	1.8	2.4
Stock options (1)	7.1	7.6	7.2	7.5
Weighted average common shares and common share equivalents outstanding — diluted	382.3	379.4	381.3	378.3

Earnings per common share:
Basic	$2.62	$1.93	$8.99	$5.64
Diluted	$2.56	$1.88	$8.78	$5.50
(1)    Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2024 third quarter and 2023 third quarter, the number of stock options excluded were 0.2 million and 0.3 million, respectively. For the nine months ended September 30, 2024 and 2023, the number of stock options excluded were 0.4 million and 0.5 million, respectively.

ARCH CAPITAL	12	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.    Segment Information

The Company’s insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company’s chief operating decision makers. The Chief Executive Officer and the Chief Financial Officer and Treasurer are the Company’s chief operating decision makers. The Company’s chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for its three reportable segments based on underwriting income or loss. The Company does not manage its assets by segment, with the exception of goodwill and intangible assets, and accordingly, investment income is not allocated to each segment.
The Company determined its segments using the management approach described in accounting guidance regarding disclosures about segments of an enterprise and related information. The accounting policies of the segments are the same as those used for the preparation of the Company’s consolidated financial statements. Intersegment business is allocated to the segment accountable for the underwriting results.
The Company’s insurance segment primarily consists of commercial insurance lines of business, with a focus on specialty insurance products. These products are mainly offered in North America, Bermuda, the United Kingdom, continental Europe and Australia. Products offered in North America include: commercial automobile; commercial multi‐peril; other liability—claims made, which includes financial and professional lines; other liability—occurrence, which includes admitted and excess and surplus casualty lines; property and short-tail specialty; workers compensation; and other. Products offered across the Company’s International units include: property and short-tail specialty; and casualty and other.
The Company’s reinsurance segment offers reinsurance products on a worldwide basis. Product lines of business include: casualty; marine and aviation; other specialty; property catastrophe; property excluding property catastrophe; and other.
The Company’s mortgage segment consists of U.S. primary mortgage insurance business written predominantly on loans sold to the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a government sponsored entity ("GSE") and also through non GSE approved entities (combined “Arch MI U.S.”); reinsurance and underwriting services related to U.S. credit-risk transfer (“CRT”) business which are predominately with the GSEs and other U.S. mortgage reinsurance transactions; and international mortgage insurance and reinsurance business covering loans primarily in Australia and Europe.
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

ARCH CAPITAL	13	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders:

	Three Months Ended
	September 30, 2024
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$2,341	$2,763	$339	$5,440
Premiums ceded (1)	(521)	(818)	(57)	(1,393)
Net premiums written	1,820	1,945	282	4,047
Change in unearned premiums	(55)	(53)	31	(77)
Net premiums earned	1,765	1,892	313	3,970
Other underwriting income (loss)	—	2	3	5
Losses and loss adjustment expenses	(1,087)	(1,317)	1	(2,403)
Acquisition expenses	(308)	(374)	1	(681)
Other operating expenses	(250)	(54)	(49)	(353)
Underwriting income (loss)	$120	$149	$269	538

Net investment income				399
Net realized gains (losses)				169
Equity in net income (loss) of investment funds accounted for using the equity method				171
Other income (loss)				8
Corporate expenses (2)				(19)
Transaction costs and other (2)				(30)
Amortization of intangible assets				(88)
Interest expense				(35)
Net foreign exchange gains (losses)				(63)
Income (loss) before income taxes and income (loss) from operating affiliates				1,050
Income tax (expense) benefit				(98)
Income (loss) from operating affiliates				36
Net income (loss) available to Arch				988
Preferred dividends				(10)
Net income (loss) available to Arch common shareholders				$978

Underwriting Ratios
Loss ratio	61.6%	69.6%	(0.4)%	60.5%
Acquisition expense ratio	17.4%	19.8%	(0.4)%	17.2%
Other operating expense ratio	14.1%	2.9%	15.6%	8.9%
Combined ratio	93.1%	92.3%	14.8%	86.6%

Goodwill and intangible assets	$1,025	$113	$348	$1,486
(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	14	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	September 30, 2023
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$2,043	$2,138	$347	$4,527
Premiums ceded (1)	(521)	(576)	(76)	(1,172)
Net premiums written	1,522	1,562	271	3,355
Change in unearned premiums	(110)	(19)	22	(107)
Net premiums earned	1,412	1,543	293	3,248
Other underwriting income (loss)	—	2	3	5
Losses and loss adjustment expenses	(812)	(870)	35	(1,647)
Acquisition expenses	(269)	(304)	(2)	(575)
Other operating expenses	(202)	(61)	(47)	(310)
Underwriting income (loss)	$129	$310	$282	721

Net investment income				269
Net realized gains (losses)				(248)
Equity in net income (loss) of investment funds accounted for using the equity method				59
Other income (loss)				(4)
Corporate expenses (2)				(20)
Transaction costs and other (2)				—
Amortization of intangible assets				(24)
Interest expense				(34)
Net foreign exchange gains (losses)				22
Income (loss) before income taxes and income (loss) from operating affiliates				741
Income tax (expense) benefit				(72)
Income (loss) from operating affiliates				54
Net income (loss) available to Arch				723
Preferred dividends				(10)
Net income (loss) available to Arch common shareholders				$713

Underwriting Ratios
Loss ratio	57.5%	56.4%	(12.1)%	50.7%
Acquisition expense ratio	19.1%	19.7%	0.6%	17.7%
Other operating expense ratio	14.3%	3.9%	16.2%	9.5%
Combined ratio	90.9%	80.0%	4.7%	77.9%

Goodwill and intangible assets	$220	$132	$387	$739

(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	15	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30, 2024
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$6,569	$9,171	$1,020	$16,755
Premiums ceded (1)	(1,649)	(3,013)	(185)	(4,842)
Net premiums written	4,920	6,158	835	11,913
Change in unearned premiums	(226)	(820)	90	(956)
Net premiums earned	4,694	5,338	925	10,957
Other underwriting income (loss)	—	5	15	20
Losses and loss adjustment expenses	(2,789)	(3,206)	37	(5,958)
Acquisition expenses	(872)	(1,050)	1	(1,921)
Other operating expenses	(718)	(193)	(151)	(1,062)
Underwriting income (loss)	$315	$894	$827	2,036

Net investment income				1,090
Net realized gains (losses)				358
Equity in net income (loss) of investment funds accounted for using the equity method				437
Other income (loss)				30
Corporate expenses (2)				(88)
Transaction costs and other (2)				(55)
Amortization of intangible assets				(136)
Interest expense				(104)
Net foreign exchange gains (losses)				(31)
Income (loss) before income taxes and income (loss) from operating affiliates				3,537
Income tax (expense) benefit				(296)
Income (loss) from operating affiliates				136
Net income (loss) available to Arch				3,377
Preferred dividends				(30)
Net income (loss) available to Arch common shareholders				$3,347

Underwriting Ratios
Loss ratio	59.4%	60.1%	(4.0)%	54.4%
Acquisition expense ratio	18.6%	19.7%	(0.1)%	17.5%
Other operating expense ratio	15.3%	3.6%	16.3%	9.7%
Combined ratio	93.3%	83.4%	12.2%	81.6%

(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	16	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30, 2023
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$5,977	$7,142	$1,037	$14,152
Premiums ceded (1)	(1,564)	(2,145)	(240)	(3,945)
Net premiums written	4,413	4,997	797	10,207
Change in unearned premiums	(416)	(781)	86	(1,111)
Net premiums earned	3,997	4,216	883	9,096
Other underwriting income (loss)	—	9	12	21
Losses and loss adjustment expenses	(2,276)	(2,379)	46	(4,609)
Acquisition expenses	(778)	(875)	(16)	(1,669)
Other operating expenses	(592)	(203)	(147)	(942)
Underwriting income (loss)	$351	$768	$778	1,897

Net investment income				710
Net realized gains (losses)				(354)
Equity in net income (loss) of investment funds accounted for using the equity method				176
Other income (loss)				10
Corporate expenses (2)				(69)
Transaction costs and other (2)				(2)
Amortization of intangible assets				(71)
Interest expense				(99)
Net foreign exchange gains (losses)				(1)
Income (loss) before income taxes and income (loss) from operating affiliates				2,197
Income tax (expense) benefit				(203)
Income (loss) from operating affiliates				115
Net income (loss) available to Arch				2,109
Preferred dividends				(30)
Net income (loss) available to Arch common shareholders				$2,079

Underwriting Ratios
Loss ratio	57.0%	56.4%	(5.3)%	50.7%
Acquisition expense ratio	19.5%	20.7%	1.8%	18.3%
Other operating expense ratio	14.8%	4.8%	16.7%	10.4%
Combined ratio	91.3%	81.9%	13.2%	79.4%

(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	17	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Reserve for losses and loss adjustment expenses at beginning of period	$24,466	$21,268	$22,752	$20,032
Unpaid losses and loss adjustment expenses recoverable	7,083	6,394	6,690	6,280
Net reserve for losses and loss adjustment expenses at beginning of period	17,383	14,874	16,062	13,752

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	2,524	1,793	6,324	5,012
Prior years	(121)	(146)	(366)	(403)
Total net incurred losses and loss adjustment expenses	2,403	1,647	5,958	4,609

Net losses and loss adjustment expense reserves of acquired businesses (1)	2,413	—	2,463	—

Net foreign exchange (gains) losses and other	246	(123)	152	(24)

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(362)	(345)	(647)	(700)
Prior years	(967)	(713)	(2,872)	(2,297)
Total net paid losses and loss adjustment expenses	(1,329)	(1,058)	(3,519)	(2,997)

Net reserve for losses and loss adjustment expenses at end of period	21,116	15,340	21,116	15,340
Unpaid losses and loss adjustment expenses recoverable	7,563	6,496	7,563	6,496
Reserve for losses and loss adjustment expenses at end of period	$28,679	$21,836	$28,679	$21,836
(1) Activity for the 2024 third quarter related to the acquisition of MCE (see note 2) and Watford Insurance Company (see note 16), while activity for the nine months ended September 30, 2024 also reflects the Company’s acquisition of RMIC Companies, Inc. and its wholly-owned subsidiaries (“RMIC”) that, together, comprise the run-off mortgage insurance business of Old Republic International Corporation.
Prior year development (“PYD”) arises from changes in loss estimates during the current period related to events occurring in prior calendar years. Long-tailed lines include lines of business that typically take many years for claims to settle such as third-party liability; short-tailed lines are those that settle more quickly such as property. The table below summarizes (favorable) and adverse net PYD by segment and tail length:

	Three Months Ended			Nine Months Ended
(Favorable) Adverse	September 30,			September 30,

2024	Short-tailed	Long-tailed	Total	Short-tailed	Long-tailed	Total
Insurance	$(31)	$15	$(16)	$(61)	$30	$(31)
Reinsurance	(68)	27	(41)	(158)	43	(115)
Mortgage	(64)	—	(64)	(220)	—	(220)
Total	$(163)	$42	$(121)	$(439)	$73	$(366)

2023
Insurance	$(29)	$19	$(10)	$(74)	$40	$(34)
Reinsurance	(65)	21	(44)	(168)	42	(126)
Mortgage	(92)	—	(92)	(243)	—	(243)
Total	$(186)	$40	$(146)	$(485)	$82	$(403)

ARCH CAPITAL	18	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2024 Third Quarter
The insurance segment’s short-tailed lines included $15 million of favorable development in property and marine, primarily from the 2012 and 2023 accident years (i.e., the year in which a loss occurred), and $11 million of favorable development in travel and accident, primarily from the 2023 accident year. Long tailed lines primarily included adverse development in programs, mainly from the 2023 accident year.
The reinsurance segment’s short-tailed lines included $35 million of favorable development from other specialty lines, primarily from the 2012 and subsequent underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given 12 month period), and $20 million of favorable development from property other than property catastrophe, primarily from the 2022 and 2023 underwriting years. Long-tailed lines included $27 million of adverse development in casualty, primarily from the 2020 and 2022 underwriting years.
The mortgage segment’s favorable development was driven by reductions on reserves for delinquent loans associated with the U.S. first lien portfolio from the 2023 accident year. The Company’s credit risk transfer and international businesses also contributed to the favorable development.
2023 Third Quarter
The insurance segment’s short-tailed lines included $16 million of favorable development in property and marine, primarily from the 2021 and 2022 accident years. Long-tailed lines included $25 million of adverse development in professional liability, primarily from 2019 and 2020 accident years.
The reinsurance segment’s short-tailed lines included $29 million of favorable development in property other than property catastrophe, primarily from the 2020 to 2022 underwriting years, $22 million of favorable development in property catastrophe, primarily from the 2021 and 2022 underwriting years, and $19 million of favorable development in other specialty lines, primarily from the 2021 and prior underwriting years. Long-tailed lines included $21 million of adverse development in casualty, primarily from the 2016 to 2020 underwriting years.
The mortgage segment’s favorable development was driven by reserve releases associated with the U.S. first lien portfolio from the 2020 through 2022 accident years, with the credit risk transfer and international businesses also contributing.
Nine Months Ended September 30, 2024
The insurance segment’s short-tailed lines included $31 million of favorable development in surety, primarily from the 2007 and 2022 accident years, and $29 million of favorable development in travel and accident, primarily from the 2023 accident year. Net adverse development in long-tailed lines primarily included adverse development in programs, mainly from the 2023 accident year.
The reinsurance segment’s short-tailed lines included $72 million of favorable development from other specialty lines, primarily from the 2015 and subsequent underwriting years and $71 million of favorable development from property other than property catastrophe, primarily from the 2022 and 2023 underwriting years. Long-tailed lines included $43 million of adverse development in casualty, primarily from the 2017 and 2020 underwriting years.
The mortgage segment’s favorable development was driven by reserve releases associated with the U.S. first lien portfolio from the 2022 and 2023 accident years. The Company’s credit risk transfer and international businesses also contributed to the favorable development.
Nine Months Ended September 30, 2023
The insurance segment’s short-tailed lines included $44 million of favorable development in property and marine, primarily from the 2021 and 2022 accident years and $20 million of favorable development in warranty and lenders solutions, primarily from the 2022 accident year. Long-tailed lines included $48 million of adverse development in professional liability, primarily from the 2017 to 2020 accident years, partially offset by $24 million of favorable development in executive assurance, primarily from the 2019 and 2021 accident years.
The reinsurance segment’s short-tailed lines included $75 million of favorable development in property other than property catastrophe, primarily from the 2021 and 2022 underwriting years, $46 million in other specialty lines, primarily from the 2021 underwriting year, and $29 million of favorable development in property catastrophe, primarily from the 2019 and 2022 underwriting years. Long-tailed lines primarily included $39 million of adverse development in casualty, primarily from the 2014 to 2020 underwriting years.
The mortgage segment’s favorable development was driven by reserve releases associated with the U.S. first lien portfolio from the 2020 to 2022 accident years, with the credit risk transfer and international businesses also contributing.

ARCH CAPITAL	19	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.    Allowance for Expected Credit Losses

Premiums Receivable
The following table provides a roll forward of the allowance for expected credit losses of the Company’s premium receivables:

	Premium Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended September 30, 2024
Balance at beginning of period	$6,268	$36
Provision on business acquired (1)		16
Change for provision of expected credit losses (2)		—
Balance at end of period	$6,364	$52

Three Months Ended September 30, 2023
Balance at beginning of period	$5,296	$34
Change for provision of expected credit losses (2)		—
Balance at end of period	$4,937	$34

Nine Months Ended September 30, 2024
Balance at beginning of year	$4,644	$34
Provision on business acquired (1)		16
Change for provision of expected credit losses (2)		2
Balance at end of period	$6,364	$52

Nine Months Ended September 30, 2023
Balance at beginning of year	$3,625	$35
Change for provision of expected credit losses (2)		(1)
Balance at end of period	$4,937	$34
(1)Represents MCE’s provision for current expected credit losses on premiums receivable. See note 2.
(2)Amounts deemed uncollectible are written-off in operating expenses. For the 2024 third quarter and 2023 third quarter, amounts written off were $1 million and nil, respectively. For the nine months ended September 30, 2024 and 2023 period, amounts written off were $1 million and $2 million, respectively.

Reinsurance Recoverables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s reinsurance recoverables:

	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended September 30, 2024
Balance at beginning of period	$7,473	$20
Change for provision of expected credit losses		(3)
Balance at end of period	$7,948	$17

Three Months Ended September 30, 2023
Balance at beginning of period	$6,717	$22
Change for provision of expected credit losses		1
Balance at end of period	$6,821	$23

Nine Months Ended September 30, 2024
Balance at beginning of year	$7,064	$21
Change for provision of expected credit losses		(4)
Balance at end of period	$7,948	$17

Nine Months Ended September 30, 2023
Balance at beginning of year	$6,564	$22
Change for provision of expected credit losses		1
Balance at end of period	$6,821	$23
The following table summarizes the Company’s reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums):

	September 30,	December 31,
	2024	2023
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	$7,948	$7,064
% due from carriers with A.M. Best rating of “A-” or better	65.3%	66.8%
% due from all other rated carriers	0.0%	0.1%
% due from all other carriers with no A.M. Best rating (1)	34.7%	33.1%
Largest balance due from any one carrier as % of total shareholders’ equity	7.1%	7.2%
(1)    At September 30, 2024 and December 31, 2023 over 95% of such amount were collateralized through reinsurance trusts, funds withheld arrangements, letters of credit or other.

ARCH CAPITAL	20	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Contractholder Receivables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s contractholder receivables:

	Contract-holder Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended September 30, 2024
Balance at beginning of period	$2,016	$4
Change for provision of expected credit losses		—
Balance at end of period	$2,078	$4

Three Months Ended September 30, 2023
Balance at beginning of period	$1,761	$3
Change for provision of expected credit losses		—
Balance at end of period	1,805	$3

Nine Months Ended September 30, 2024
Balance at beginning of year	$1,814	$3
Change for provision of expected credit losses		1
Balance at end of period	$2,078	$4

Nine Months Ended September 30, 2023
Balance at beginning of year	$1,731	$3
Change for provision of expected credit losses		—
Balance at end of period	1,805	$3

ARCH CAPITAL	21	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.    Investment Information

Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Cost or Amortized Cost
September 30, 2024
Fixed maturities:
Corporate bonds	$13,996	$339	$(294)	$(12)	$13,963
U.S. government and government agencies	5,863	53	(48)	—	5,858
Asset backed securities	2,989	27	(27)	(5)	2,994
Non-U.S. government securities	2,853	75	(84)	(1)	2,863
Commercial mortgage backed securities	1,146	8	(17)	(1)	1,156
Residential mortgage backed securities	1,313	14	(50)	—	1,349
Municipal bonds	274	2	(11)	—	283
Total	28,434	518	(531)	(19)	28,466
Short-term investments	3,341	6	(2)	—	3,337
Total	$31,775	$524	$(533)	$(19)	$31,803

December 31, 2023
Fixed maturities:
Corporate bonds	$10,855	$157	$(464)	$(20)	$11,182
U.S. government and government agencies	5,814	63	(86)	—	5,837
Asset backed securities	2,250	11	(55)	(5)	2,299
Non-U.S. government securities	2,062	33	(100)	(1)	2,130
Commercial mortgage backed securities	1,213	3	(34)	(2)	1,246
Residential mortgage backed securities	1,103	7	(66)	—	1,162
Municipal bonds	256	1	(20)	—	275
Total	23,553	275	(825)	(28)	24,131
Short-term investments	2,063	1	(2)	—	2,064
Total	$25,616	$276	$(827)	$(28)	$26,195

ARCH CAPITAL	22	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2024
Fixed maturities:
Corporate bonds	$1,903	$(76)	$3,316	$(218)	$5,219	$(294)
U.S. government and government agencies	1,815	(10)	571	(38)	2,386	(48)
Non-U.S. government securities	614	(8)	743	(76)	1,357	(84)
Residential mortgage backed securities	213	(2)	485	(48)	698	(50)
Asset backed securities	199	(3)	442	(24)	641	(27)
Commercial mortgage backed securities	176	(1)	644	(16)	820	(17)
Municipal bonds	1	—	185	(11)	186	(11)
Total	4,921	(100)	6,386	(431)	11,307	(531)
Short-term investments	362	(2)	—	—	362	(2)
Total	$5,283	$(102)	$6,386	$(431)	$11,669	$(533)

December 31, 2023
Fixed maturities:
Corporate bonds	$1,559	$(45)	$4,959	$(419)	$6,518	$(464)
U.S. government and government agencies	1,066	(10)	941	(76)	2,007	(86)
Non-U.S. government securities	365	(4)	897	(96)	1,262	(100)
Residential mortgage backed securities	221	(3)	522	(63)	743	(66)
Asset backed securities	234	(1)	1,112	(54)	1,346	(55)
Commercial mortgage backed securities	100	(1)	909	(33)	1,009	(34)
Municipal bonds	20	(1)	215	(19)	235	(20)
Total	3,565	(65)	9,555	(760)	13,120	(825)
Short-term investments	302	(2)	—	—	302	(2)
Total	$3,867	$(67)	$9,555	$(760)	$13,422	$(827)
At September 30, 2024, on a lot level basis, approximately 6,710 security lots out of a total of approximately 19,840 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $4 million. At December 31, 2023, on a lot level basis, approximately 7,100 security lots out of a total of approximately 15,720 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $6 million.
The contractual maturities of the Company’s fixed maturities are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2024		December 31, 2023
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$430	$445	$480	$499
Due after one year through five years	15,533	15,457	12,924	13,101
Due after five years through 10 years	6,572	6,595	5,249	5,450
Due after 10 years	451	470	334	374
	22,986	22,967	18,987	19,424
Residential mortgage backed securities	1,313	1,349	1,103	1,162
Commercial mortgage backed securities	1,146	1,156	1,213	1,246
Asset backed securities	2,989	2,994	2,250	2,299
Total	$28,434	$28,466	$23,553	$24,131

ARCH CAPITAL	23	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Equity Securities, at Fair Value
At September 30, 2024, the Company held $1.6 billion of equity securities, at fair value, compared to $1.2 billion at December 31, 2023. Such holdings include publicly traded common stocks, primarily in the consumer cyclical and non-cyclical, technology, communication and financial sectors, and exchange-traded funds in fixed income, equity and other sectors.
Other Investments, at Fair Value
The following table summarizes the Company’s other investments:

	September 30, 2024	December 31, 2023
Other investments	$2,096	$1,777
Fixed maturities	1,097	683
Short term investments	61	21
Equity securities	7	7
Total	$3,261	$2,488
The following table summarizes the Company’s other investments, as detailed in the previous table, by strategy:

	September 30, 2024	December 31, 2023
Investment grade fixed income	$957	$754
Term loan investments	499	272
Lending	299	427
Private equity	212	182
Credit related funds	111	124
Energy	18	18
Total	$2,096	$1,777
Net Investment Income
The components of net investment income were derived from the following sources:

	September 30,
	2024	2023
Three Months Ended
Fixed maturities	$340	$243
Short term investments	38	19
Equity securities	9	5
Other (1)	35	22
Gross investment income	422	289
Investment expenses	(23)	(20)
Net investment income	$399	$269

Nine Months Ended
Fixed maturities	$926	$645
Short term investments	102	48
Equity securities	27	15
Other (1)	103	60
Gross investment income	1,158	768
Investment expenses	(68)	(58)
Net investment income	$1,090	$710
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.

ARCH CAPITAL	24	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Realized Gains (Losses)
Net realized gains (losses), which include changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings were as follows:

	September 30,
	2024	2023
Three Months Ended
Available for sale securities:
Gross gains on investment sales	$104	$12
Gross losses on investment sales	(50)	(116)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	25	(16)
Other investments	(120)	3
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	15	14
Net unrealized gains (losses) on equity securities still held at reporting date	58	(46)
Allowance for credit losses:
Investments related	6	—
Underwriting related	2	(1)
Derivative instruments (1)	125	(102)
Other	4	4
Net realized gains (losses)	$169	$(248)

Nine Months Ended
Available for sale securities:
Gross gains on investment sales	$167	$51
Gross losses on investment sales	(205)	(396)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	23	(12)
Other investments	(150)	17
Equity securities	—	1
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	31	50
Net unrealized gains (losses) on equity securities still held at reporting date	147	17
Allowance for credit losses:
Investments related	4	(23)
Underwriting related	—	(2)
Derivative instruments (1)	116	(61)
Other (2)	225	4
Net realized gains (losses)	$358	$(354)
(1)    See note 10 for information on the Company’s derivative instruments.
(2)    Amounts include benefits from the sale of Castel Underwriting Agencies Limited and the acquisition of RMIC.
Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	September 30, 2024	December 31, 2023
Private equity	$1,737	$1,175
Credit related funds	1,366	1,258
Real estate	721	666
Lending	474	597
Fixed income	377	277
Infrastructure	323	320
Equities	177	178
Energy	69	95
Total	$5,244	$4,566
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

ARCH CAPITAL	25	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet line item:

	September 30, 2024	December 31, 2023
Investments accounted for using the equity method (1)	$5,244	$4,566
Investments accounted for using the fair value option (2)	83	114
Total	$5,327	$4,680
(1)    Aggregate unfunded commitments were $4.3 billion at September 30, 2024, compared with $3.4 billion at December 31, 2023.
(2)    Aggregate unfunded commitments were $21 million at September 30, 2024, compared to $32 million at December 31, 2023.
Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method
Income from investment funds accounted for using the equity method for the 2024 third quarter was $171 million, compared to $59 million for the 2023 third quarter and an income of $437 million for the nine months ended September 30, 2024, compared to income of $176 million for the nine months ended September 30, 2023. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds.
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
As of September 30, 2024, the Company owned approximately 29.9% of the issued shares of Coface, or 30% excluding treasury shares, with a carrying value of $596 million, compared to $570 million at December 31, 2023.
As of September 30, 2024, the Company owned 40% of Greysbridge with a carrying value of $521 million, compared to $430 million at December 31, 2023.
Income from operating affiliates for the 2024 third quarter was $36 million, compared to $54 million for the 2023 third quarter and income of $136 million for the nine months ended September 30, 2024, compared to income of $115 million for nine months ended September 30, 2023
See note 16 for information on Company’s transactions with related parties.

ARCH CAPITAL	26	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Allowance for Expected Credit Losses
The following table provides a roll forward of the allowance for expected credit losses of the Company’s securities classified as available for sale:

	Structured Securities (1)	Corporate Bonds	Non-U.S. Government Securities	Total
Three Months Ended September 30, 2024
Balance at beginning of period	$10	$16	$1	$27
Additions (reductions) for previously recognized expected credit losses	(3)	(3)	—	(6)
Reductions due to disposals	(1)	(1)	—	(2)
Balance at end of period	$6	$12	$1	$19

Three Months Ended September 30, 2023
Balance at beginning of period	$8	$50	$3	$61
Additions for current-period provision for expected credit losses	2	4	—	6
Additions (reductions) for previously recognized expected credit losses	—	(3)	—	(3)
Reductions due to disposals	(2)	(4)	(1)	(7)
Balance at end of period	$8	$47	$2	$57

Nine Months Ended September 30, 2024
Balance at beginning of year	$7	$20	$1	$28
Additions (reductions) for previously recognized expected credit losses	—	(4)	—	(4)
Reductions due to disposals	(1)	(4)	—	(5)
Balance at end of period	$6	$12	$1	$19

Nine Months Ended September 30, 2023
Balance at beginning of year	$9	$30	$2	$41
Additions for current-period provision for expected credit losses	2	5	—	7
Additions (reductions) for previously recognized expected credit losses	(1)	18	1	18
Reductions due to disposals	(2)	(6)	(1)	(9)
Balance at end of period	$8	$47	$2	$57
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
The following table details the value of the Company’s restricted assets:

	September 30, 2024	December 31, 2023
Assets used for collateral or guarantees:
Affiliated transactions	$5,306	$4,854
Third party agreements (1)	5,679	2,869
Deposits with U.S. regulatory authorities	883	833
Other (2)	1,453	1,376
Total restricted assets	$13,321	$9,932
(1)    2024 period includes amounts related to the MCE Acquisition.
(2)    Primarily includes Funds at Lloyds, deposits with non-U.S. regulatory authorities and other restricted assets.
Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	September 30, 2024	December 31, 2023
Cash	$1,025	$917
Restricted cash (included in ‘other assets’)	687	581
Cash and restricted cash	$1,712	$1,498

ARCH CAPITAL	27	2024 THIRD QUARTER FORM 10-Q

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
The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; (iv) a comparison of the fair value estimates to the Company’s knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) periodic back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at September 30, 2024.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Where quotes are unavailable, fair value is determined by the Investment Manager using quantitative and qualitative assessments such as internally modeled values. Of the $36.9 billion of financial assets and liabilities measured at fair value at September 30, 2024, approximately $146 million, or 0.4%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $29.6 billion of financial assets and liabilities measured at fair value at December 31, 2023, approximately $14 million, or 0.0%, were priced using non-binding broker-dealer quotes or modeled valuations.
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

ARCH CAPITAL	28	2024 THIRD QUARTER FORM 10-Q

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

ARCH CAPITAL	29	2024 THIRD QUARTER FORM 10-Q

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
Other liabilities
The Company’s other liabilities include contingent and deferred consideration liabilities related to the Company’s acquisitions. Contingent consideration liabilities are remeasured at fair value at each balance sheet date with changes in fair value recognized in ‘net realized gains (losses’). To determine the fair value of contingent consideration liabilities, the Company estimates the future payments using an income approach based on modeled inputs which include a weighted average cost of capital. Deferred consideration liabilities are measured at fair value on the transaction date. The Company determined that contingent and deferred consideration liabilities would be included within Level 3.

ARCH CAPITAL	30	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the Company’s financial assets and liabilities measured at fair value by level at September 30, 2024:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$13,996	$2	$13,853	$141
U.S. government and government agencies	5,863	5,850	13	—
Asset backed securities	2,989	—	2,989	—
Non-U.S. government securities	2,853	—	2,853	—
Commercial mortgage backed securities	1,146	—	1,146	—
Residential mortgage backed securities	1,313	—	1,313	—
Municipal bonds	274	—	274	—
Total	28,434	5,852	22,441	141

Short-term investments	3,341	3,081	163	97

Equity securities, at fair value	1,623	1,590	27	6

Derivative instruments (2)	147	—	147	—

Residential mortgage loans	13	—	13	—

Fair value option:
Corporate bonds	1,085	—	1,085	—
Non-U.S. government bonds	8	—	8	—
U.S. government and government agencies	4	4	—	—
Short-term investments	61	3	43	15
Equity securities	7	3	—	4
Other investments	703	—	413	290
Other investments measured at net asset value (1)	1,393
Total	3,261	10	1,549	309

Total assets measured at fair value	$36,819	$10,533	$24,340	$553

Liabilities measured at fair value:
Other liabilities	$(43)	$—	$—	$(43)
Derivative instruments (2)	(81)	—	(81)	—
Total liabilities measured at fair value	$(124)	$—	$(81)	$(43)

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
(2)    See note 10.

ARCH CAPITAL	31	2024 THIRD QUARTER FORM 10-Q

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
(2)    See note 10.

ARCH CAPITAL	32	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Assets						Liabilities
s	Available For Sale		Fair Value Option			Fair Value
	Corporate Bonds	Short-term Investments	Other Investments	Short-term Investments	Equity Securities	Equity Securities	Other Liabilities
Three Months Ended September 30, 2024
Balance at beginning of period	$160	$97	$144	$14	$4	$6	$(35)
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	—	—	—	—	—	(1)
Included in other comprehensive income	—	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	39	5	—	—	—
Issuances (2)	—	—	—	—	—	—	(9)
Sales	—	—	(2)	—	—	—	—
Settlements	(19)	—	(14)	(4)	—	—	2
Transfers in and/or out of Level 3	—	—	123	—	—	—	—
Balance at end of period	$141	$97	$290	$15	$4	$6	$(43)

Three Months Ended September 30, 2023
Balance at beginning of period	$100	$—	$86	$—	$4	$5	$(19)
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	—	—	—	—	—	—
Included in other comprehensive income	(1)	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	25	—	29	4	—	—	—
Issuances	—	—	—	—	—	—	(4)
Sales	—	—	(6)	—	—	—	—
Settlements	—	—	(9)	—	—	—	2
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$124	$—	$100	$4	$4	$5	$(21)

Nine Months Ended September 30, 2024
Balance at beginning of year	$147	$84	$106	$10	$4	$5	$(22)
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	—	(4)	—	—	—	(1)
Included in other comprehensive income	2	1	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	98	12	99	15	—	1	—
Issuances (2)	—	—	—	—	—	—	(22)
Sales	—	—	(4)	—	—	—	—
Settlements	(106)	—	(30)	(10)	—	—	2
Transfers in and/or out of Level 3	—	—	123	—	—	—	—
Balance at end of period	$141	$97	$290	$15	$4	$6	$(43)

Nine Months Ended September 30, 2023
Balance at beginning of year	$121	$—	$33	$—	$4	$4	$(14)
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	1	—	(1)	—	—	—	—
Included in other comprehensive income	(1)	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	68	—	87	4	—	1	—
Issuances	—	—	—	—	—	—	(9)
Sales	—	—	(10)	—	—	—	—
Settlements	(65)	—	(9)	—	—	—	2
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$124	$—	$100	$4	$4	$5	$(21)
(1)    Gains or losses were included in net realized gains (losses).

ARCH CAPITAL	33	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at September 30, 2024, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At September 30, 2024, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.6 billion. At December 31, 2023, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.5 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
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
The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives (1)	Liability Derivatives (1)	Notional Value (2)
September 30, 2024
Futures contracts	$70	$(6)	$3,030
Foreign currency forward contracts	33	(38)	1,400
Other (3)	44	(37)	423
Total	$147	$(81)

December 31, 2023
Futures contracts	$139	$(61)	$3,746
Foreign currency forward contracts	27	(32)	1,224
Other (3)	31	(26)	512
Total	$197	$(119)
(1)    The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’
(2)    Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.
(3)    Includes swaps, options and other derivatives contracts.

The Company did not hold any derivatives which were designated as hedging instruments at September 30, 2024 or December 31, 2023.
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
At September 30, 2024, asset derivatives and liability derivatives of $147 million and $81 million, respectively, were subject to a master netting agreement, compared to $197 million and $119 million, respectively, at December 31, 2023.

ARCH CAPITAL	34	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Realized and unrealized contract gains or losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as	September 30,
hedging instruments:	2024	2023

Three Months Ended
Net realized gains (losses):
Futures contracts	$86	$(87)
Foreign currency forward contracts	31	(20)
Other (1)	8	5
Total	$125	$(102)

Nine Months Ended
Net realized gains (losses):
Futures contracts	$69	$(73)
Foreign currency forward contracts	32	4
Other (1)	15	8
Total	$116	$(61)
(1)    Includes realized gains or losses on swaps, options and other derivatives contracts.
11.    Commitments and Contingencies

Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $4.5 billion at September 30, 2024, compared to $3.6 billion at December 31, 2023.
Interest Paid
Interest paid on the Company’s senior notes and other borrowings was $63 million for the nine months ended September 30, 2024, consistent with $63 million for the 2023 period.
12.    Variable Interest Entities

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
The following table summarizes the total assets of the Bellemeade entities:

	September 30, 2024		December 31, 2023
Bellemeade Entities (Issue Date)	Total VIE Assets	Coverage Remaining from Reinsurers (1)	Total VIE Assets
2019-1 Ltd. (Mar-19)	$—	$—	$71
2019-3 Ltd. (Jul-19)	—	—	99
2021-3 Ltd. (Sep-21)	378	101	429
2022-1 Ltd. (Jan-22)	216	17	256
2022-2 Ltd. (Sep-22)	190	120	201
2023-1 Ltd. (Oct-23)	186	47	186
2024-1 Ltd. (Aug-24)	163	41	—
Total	$1,133	$326	$1,242
(1)     Coverage from a separate panel of reinsurers remaining at September 30, 2024.

ARCH CAPITAL	35	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    Other Comprehensive Income (Loss)

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended		Nine Months Ended
Details About	Line Item That Includes	September 30,		September 30,
AOCI Components	Reclassification	2024	2023	2024	2023

Unrealized appreciation (decline) on available-for-sale investments
	Net realized gains (losses)	$54	$(104)	$(38)	$(345)
	Provision for credit losses	6	—	4	(23)
	Total before tax	60	(104)	(34)	(368)
	Income tax (expense) benefit	—	8	12	24
	Net of tax	$60	$(96)	$(22)	$(344)

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended September 30, 2024
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$736	$91	$645
Less reclassification of net realized gains (losses) included in net income	60	—	60
Foreign currency translation adjustments	25	—	25
Other comprehensive income (loss)	$701	$91	$610

Three Months Ended September 30, 2023
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(208)	$(18)	$(190)
Less reclassification of net realized gains (losses) included in net income	(104)	(8)	(96)
Foreign currency translation adjustments	(40)	—	(40)
Other comprehensive income (loss)	$(144)	$(10)	$(134)

Nine Months Ended September 30, 2024
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$549	$71	$478
Less reclassification of net realized gains (losses) included in net income	(34)	(12)	(22)
Foreign currency translation adjustments	(24)	—	(24)
Other comprehensive income (loss)	$559	$83	$476

Nine Months Ended September 30, 2023
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(131)	$(13)	$(118)
Less reclassification of net realized gains (losses) included in net income	(368)	(24)	(344)
Foreign currency translation adjustments	(33)	—	(33)
Other comprehensive income (loss)	$204	$11	$193

ARCH CAPITAL	36	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14.    Income Taxes

The Company’s income tax provision on income before income taxes, including income (loss) from operating affiliates, resulted in an effective tax rate of 8.1% for the nine months ended September 30, 2024, compared to 8.8% for the nine months ended September 30, 2023. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
The Company had a net deferred tax asset of $1.5 billion at September 30, 2024, compared to a net deferred tax asset of $1.6 billion at December 31, 2023. In addition, the Company paid $221 million of income taxes for the nine months ended September 30, 2024, compared to $127 million of income taxes paid for the nine months ended September 30, 2023.
15.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of September 30, 2024, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.
16.    Transactions with Related Parties

Premia Reinsurance Ltd. is a multi-line Bermuda reinsurance company (and its affiliates together with Premia Holdings Ltd., “Premia”). The Company has entered into certain reinsurance transactions with Premia. For the nine months ended September 30, 2024, the Company recorded an immaterial amount of net premiums written and earned, compared to $80 million for the nine months ended September 30, 2023. At September 30, 2024, the Company recorded a funds held asset from Premia of $137 million, compared to $158 million at December 31, 2023.
Somers Group Holdings Ltd. and its wholly owned subsidiaries (collectively, “Somers”) are wholly owned by Greysbridge. The Company has entered into certain reinsurance transactions with Somers. For the nine months ended September 30, 2024, the Company’s net premiums written was reduced by $581 million, compared to $457 million for the nine months ended September 30, 2023. In addition, Somers paid certain acquisition costs and administrative fees to the Company. At September 30, 2024, the Company recorded a reinsurance recoverable on unpaid and paid losses from Somers of $1.6 billion and a reinsurance balance payable to Somers of $546 million, compared to $1.3 billion and $475 million, respectively, at December 31, 2023.
Under the terms of the Greysbridge equity financing, beginning January 1, 2024, the Company has a call right (but not the obligation) and Warburg Pincus LLC (“Warburg”) and Kelso & Company (“Kelso”) each have a put right (but not the obligation) to buy/sell one third of their initial shares annually at the current year end tangible book value per share of Greysbridge. During the 2024 third quarter, Warburg and Kelso both delivered a put option notice to sell one third of their initial shares. The transaction is expected to occur in the first half of the 2025 calendar year, subject to any required regulatory approvals. In association with the put/call notice at September 30, 2024, the Company’s balance sheet reflected $261 million in both other assets and other liabilities.
During the third quarter, the Company completed the acquisition of Watford Insurance Company from Somers for a total consideration paid of $35 million.
17.    Subsequent Events

Hurricane Milton
The Company estimates that its 2024 fourth quarter results will be negatively impacted by Hurricane Milton, which occurred in October 2024. The Company currently estimates that the losses will be in a range of $275 million to $375 million, net of reinsurance and reinstatement premiums. This pre-tax preliminary loss estimate is based on industry insured losses ranging from $25 billion to $35 billion. The Company’s preliminary estimate for Hurricane Milton is based on currently available information derived from modeling techniques, industry assessments of exposure, preliminary claims information obtained from the Company’s clients and brokers to date and a review of in-force contracts. The Company’s actual losses from this event may vary materially from the estimates due to the inherent uncertainties in making such determinations.

ARCH CAPITAL	37	2024 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Letter of Credit Facility Agreement
On October 30, 2024, Arch Reinsurance Ltd. (“Arch Re Bermuda”), a wholly-owned subsidiary of Arch Capital, entered into Amendment No. 4 to Letter of Credit Facility Agreement (“Amendment No. 4”), as the borrower with Lloyds Bank Corporate Markets plc, as Administrative Agent and L/C Agent, which amends the Letter of Credit Facility Agreement, dated as of November 3, 2020, as amended by Amendment No. 1 to Letter of Credit Facility Agreement dated as of October 29, 2021, as further amended by Amendment No. 2 and Joinder to Letter of Credit Facility Agreement dated as of October 27, 2022, and as further amended by Amendment No. 3 and Joinder to Letter of Credit Facility Agreement dated as of October 25, 2023 (the “Existing L/C Agreement”).
The Existing L/C Agreement, as amended by Amendment No. 4, provides for a $700 million facility for letters of credit, the size of which was increased by $170 million, from $530 million. As of October 31, 2024 $700 million face amount of letters of credit had been issued under the facility.

Special Cash Dividend
On November 7, 2024, the Company’s Board of Directors declared a special cash dividend of $1.9 billion to common shareholders, representing $5.00 per outstanding common share payable on December 4, 2024 to common shareholders of record on November 18, 2024.

ARCH CAPITAL	38	2024 THIRD QUARTER FORM 10-Q

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
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “Arch”, “we”, “our” or “us”) is a publicly listed Bermuda exempted company with approximately $25.0 billion in capital at September 30, 2024 and, through operations in Bermuda, the United States, Europe, Canada and Australia, writes insurance, reinsurance and mortgage insurance on a worldwide basis.

ARCH CAPITAL	39	2024 THIRD QUARTER FORM 10-Q

CURRENT OUTLOOK

As we near the end of 2024 and look ahead to 2025, our core objective to deliver long term value for our shareholders remains unchanged. We will continue to execute on the key pillars of our strategy which are: to build a diversified mix of businesses; actively manage the underwriting cycle; remain prudent stewards of the capital entrusted to us by our shareholders; and be dynamic managers of a data-driven enterprise with a culture that attracts best-in-class talent.
Overall, the property and casualty environment remains very favorable, despite increasing competition in many of our lines of business. This makes underwriting and risk mitigation increasingly important. Our underwriting strategies empower our businesses to respond quickly to their trading environment. This has been, and remains, a competitive advantage as we pursue those opportunities with the best risk-adjusted returns.
A high level of industry catastrophic losses through the third and fourth quarters should continue to support demand for property insurance and reinsurance. Notwithstanding this increased activity, we believe the property market remains attractive where disciplined underwriters can produce attractive returns. On the casualty side, we believe that rates are continuing to outpace loss cost trends, and have selectively increased casualty writings in both the insurance and reinsurance segments.
Our property and casualty underwriting teams continued to benefit from attractive market conditions, delivering a combined $269 million of underwriting income and over $5 billion of gross premiums written, up 22% from the 2023 third quarter.
Our reinsurance segment contributed $149 million of underwriting income in the 2024 third quarter, despite the higher frequency of catastrophic events. As noted last quarter, due to our view of heightened overall storm risk this year, we chose to not grow our property catastrophe writings at mid-year renewals. Growth was driven by property excluding property catastrophe, including our treaty and facultative businesses, casualty and other specialty lines.
Our insurance segment contributed $120 million of underwriting income in the 2024 third quarter. On August 1, 2024, we completed the MCE Acquisition as described in note 2. As such, the insurance segment’s 2024 third quarter results include two months of activity related to the acquired business. This acquisition expands our capabilities for insureds in the middle markets and represents an important component of our growth story in insurance. Excluding the MCE Acquisition, insurance growth was in the mid-single digits and included attractive opportunities in casualty, programs and our London market specialty businesses.
Premium rates remained competitive in E&S property and professional lines.
Our mortgage segment continued to deliver a steady level of earnings for our shareholders, generating $269 million of underwriting income in the 2024 third quarter. While new originations remain tempered by relatively high mortgage interest rates, underlying fundamentals remained strong and our U.S. market share was stable as industry pricing discipline held. The persistency of our in force U.S. primary mortgage insurance portfolio remained a healthy 82.9% and the delinquency rate remained low.
FINANCIAL MEASURES

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for Arch Capital’s common shareholders:
Book Value per Share
Book value per share represents total common shareholders’ equity available to Arch divided by the number of common shares outstanding. Management uses growth in book value per share as a key measure of the value generated for our common shareholders each period and believes that book value per share is the key driver of Arch Capital’s share price over time. Book value per share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per share depending on the purchase price. Book value per share was $57.00 at September 30, 2024, compared to $52.75 at June 30, 2024, and $38.62 at September 30, 2023. The 8.1% increase in book value per share for the 2024 third quarter reflected strong investment results.
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

ARCH CAPITAL	40	2024 THIRD QUARTER FORM 10-Q

transaction costs and other and income taxes. Management uses Operating ROAE as a key measure of the return generated to common shareholders. See “Comment on Non-GAAP Financial Measures.”
Our annualized net income return on average common equity was 19.0% for the 2024 third quarter, compared to 20.2% for the 2023 third quarter, and 22.9% for the nine months ended September 30, 2024, compared to 20.9% for the 2023 period. Our Operating ROAE was 14.8% for the 2024 third quarter, compared to 24.8% for the 2023 third quarter, and 18.3% for the nine months ended September 30, 2024, compared to 22.7% for the 2023 period. Operating ROAE for the 2024 periods reflected strong underwriting results along with growth in net investment income.
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

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2024 Third Quarter	3.97%	4.24%
2023 Third Quarter	(0.40)%	(0.36)%

Nine Months Ended September 30, 2024	6.20%	6.40%
Nine Months Ended September 30, 2023	2.68%	2.97%
Total return for the 2024 periods primarily reflected the effects of sustained higher interest rates available in the market, along with growth in invested assets due in part to strong operating cash flows. We continue to maintain a relatively short duration on our portfolio of 2.68 years at September 30, 2024, with average credit ratings of “AA-” from Standard & Poor’s Rating Services (“S&P”) and “Aa3” from Moody’s Investors Service (“Moody’s).
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide a relatively stable basket of investable indices, unlike many master indices that change based on the size of their constituent indices. At September 30, 2024, the benchmark return index had an estimated duration of 2.50 years and an average credit quality of “A1” by Moody’s.
The benchmark return index included weightings to the following indices:

%
ICE BofA 1-10 Year U.S. Corporate Index	27.70
Yield on 3-5 Year U.S. Treasury Index plus 6%	17.00
ICE BofA 1-10 Year U.S. Treasury Index	15.00
JPM CLOIE Investment Grade	6.00
ICE BofA U.S. High Yield Constrained Index	6.00
ICE BofA 1-5 Year U.K. Gilt Index	5.25
S&P 500 Total Return Index	4.75
ICE BofA U.S. ABS & CMBS Index	4.50
ICE BofA German Government 1-5 Year Index	3.25
ICE BofA German Government 5-7 Year Index	0.60
ICE BofA 0-3 Month U.S. Treasury Index	3.00
ICE BofA 1-5 Year Canada Government Index	2.55
ICE BofA 15+ Year Canada Government Index	0.30
ICE BofA 1-5 Year Australia Government Index	2.35
ICE BofA U.S. Mortgage Backed Securities Index	1.50
ICE BofA 1-5 Year Japan Government Index	0.25
Total	100.00%
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

ARCH CAPITAL	41	2024 THIRD QUARTER FORM 10-Q

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
Transaction costs and other include integration, advisory, financing, legal, severance, incentive compensation and all other transaction costs directly related to acquisitions. We believe that transaction costs and other, due to their non-recurring nature, are not indicative of the performance of, or trends in, our business performance.
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
Our segment information includes the presentation of consolidated underwriting income or loss. Such measures represent the pre-tax profitability of our underwriting operations and include net premiums earned plus other underwriting income, less losses and loss adjustment expenses, acquisition expenses and other operating expenses. Other operating expenses include those operating expenses that are incremental and/or directly attributable to our individual underwriting operations. Underwriting income or loss does not include certain income and expense items which are included in corporate. While these measures are presented in note 5, “Segment Information,” of the notes accompanying our consolidated financial statements, they are considered non-GAAP financial measures when presented elsewhere on a consolidated basis. The reconciliations of underwriting income or loss to income before income taxes (the most directly comparable GAAP financial measure) on a consolidated basis, in accordance with Regulation G, is shown in note 5, “Segment Information” of the notes accompanying our consolidated financial statements.
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

ARCH CAPITAL	42	2024 THIRD QUARTER FORM 10-Q

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income available to Arch common shareholders	$978	$713	$3,347	$2,079
Net realized (gains) losses (1)	(169)	248	(358)	354
Equity in net (income) loss of investment funds accounted for using the equity method	(171)	(59)	(437)	(176)
Net foreign exchange (gains) losses	63	(22)	31	2
Transaction costs and other	30	1	55	2
Income tax expense (benefit) (2)	31	(5)	38	(5)
After-tax operating income available to Arch common shareholders	$762	$876	$2,676	$2,256

Beginning common shareholders’ equity	$19,835	$13,811	$17,523	$12,080
Ending common shareholders’ equity	21,444	14,409	21,444	14,409
Average common shareholders’ equity	$20,640	$14,110	$19,484	$13,245

Annualized net income return on average common equity %	19.0	20.2	22.9	20.9
Annualized operating return on average common equity %	14.8	24.8	18.3	22.7
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
Segment Information
We classify our businesses into three underwriting segments: insurance, reinsurance and mortgage. Our insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to our chief operating decision makers. The Chief Executive Officer and the Chief Financial Officer and Treasurer are the Company’s chief operating decision makers. They do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for our three underwriting segments based on underwriting income or loss. We do not manage our assets by underwriting segment, with the exception of goodwill and intangible assets, and accordingly, investment income is not allocated to each underwriting segment.
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
Insurance Segment
The Company’s insurance segment primarily consists of commercial insurance lines of business, with a focus on specialty insurance products. These products are mainly offered in North America, Bermuda, the United Kingdom, continental Europe and Australia. Products offered in North America include: commercial automobile; commercial multi-peril; other liability—claims made, which includes financial and professional lines; other liability—occurrence, which includes admitted and excess and surplus casualty lines; property and short-tail specialty; workers compensation; and other. Products offered across the Company’s International units include: property and short-tail specialty; and casualty and other.

ARCH CAPITAL	43	2024 THIRD QUARTER FORM 10-Q

The following tables set forth our insurance segment’s underwriting results:

	Three Months Ended September 30,
	2024	2023	% Change
Gross premiums written	$2,341	$2,043	14.6
Premiums ceded	(521)	(521)
Net premiums written	1,820	1,522	19.6
Change in unearned premiums	(55)	(110)
Net premiums earned	1,765	1,412	25.0
Losses and loss adjustment expenses	(1,087)	(812)
Acquisition expenses	(308)	(269)
Other operating expenses	(250)	(202)
Underwriting income (loss)	$120	$129	(7.0)

Underwriting Ratios			% Point Change
Loss ratio	61.6%	57.5%	4.1
Acquisition expense ratio	17.4%	19.1%	(1.7)
Other operating expense ratio	14.1%	14.3%	(0.2)
Combined ratio	93.1%	90.9%	2.2

	Nine Months Ended September 30,
	2024	2023	% Change
Gross premiums written	$6,569	$5,977	9.9
Premiums ceded	(1,649)	(1,564)
Net premiums written	4,920	4,413	11.5
Change in unearned premiums	(226)	(416)
Net premiums earned	4,694	3,997	17.4
Losses and loss adjustment expenses	(2,789)	(2,276)
Acquisition expenses	(872)	(778)
Other operating expenses	(718)	(592)
Underwriting income (loss)	$315	$351	(10.3)

Underwriting Ratios			% Point Change
Loss ratio	59.4%	57.0%	2.4
Acquisition expense ratio	18.6%	19.5%	(0.9)
Other operating expense ratio	15.3%	14.8%	0.5
Combined ratio	93.3%	91.3%	2.0
Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,
	2024		2023
	Amount	%	Amount	%
North America
Property and short-tail specialty	$296	16.3	$272	17.9
Other liability - occurrence	253	13.9	141	9.3
Other liability - claims made	228	12.5	240	15.8
Commercial multi-peril	163	9.0	67	4.4
Workers compensation	147	8.1	134	8.8
Commercial automobile	134	7.4	111	7.3
Other	81	4.5	81	5.3
Total North America	1,302	71.5	1,046	68.7

International
Property and short-tail specialty	$277	15.2	$263	17.3
Casualty and other	241	13.2	213	14.0
Total International	518	28.5	476	31.3
Total	$1,820	100.0	$1,522	100.0
2024 Third Quarter versus 2023 Period. Gross premiums written by the insurance segment in the 2024 third quarter were 14.6% higher than in the 2023 third quarter, while net premiums written were 19.6% higher than in the 2023 third quarter (5.8% excluding the MCE Acquisition). Growth in net premiums written included the impact of the MCE Acquisition and also reflected an increase in other liability—occurrence due, in part, to new business opportunities and rate changes.

	Nine Months Ended September 30,
	2024		2023
	Amount	%	Amount	%
North America
Property and short-tail specialty	$856	17.4	$831	18.8
Other liability - occurrence	660	13.4	487	11.0
Other liability - claims made	643	13.1	623	14.1
Commercial multi-peril	266	5.4	150	3.4
Workers compensation	402	8.2	386	8.7
Commercial automobile	369	7.5	296	6.7
Other	225	4.6	226	5.1
Total North America	3,421	69.5	2,999	68.0

International
Property and short-tail specialty	$805	16.4	$797	18.1
Casualty and other	694	14.1	617	14.0
Total International	1,499	30.5	1,414	32.0
Total	$4,920	100.0	$4,413	100.0

ARCH CAPITAL	44	2024 THIRD QUARTER FORM 10-Q

Nine Months Ended September 30, 2024 versus 2023 period. Gross premiums written by the insurance segment for the nine months ended September 30, 2024 were 9.9% higher than in the 2023 period, while net premiums written were 11.5% higher than in the 2023 period (6.8% excluding the MCE Acquisition). Growth in net premiums written reflected the impact of the MCE Acquisition along with an increases in most lines of business due in part to new business opportunities and rate changes.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,
	2024		2023
	Amount	%	Amount	%
North America
Property and short-tail specialty	$306	17.3	$247	17.5
Other liability - occurrence	265	15.0	152	10.8
Other liability - claims made	213	12.1	225	15.9
Commercial multi-peril	146	8.3	51	3.6
Workers compensation	135	7.6	127	9.0
Commercial automobile	122	6.9	97	6.9
Other	79	4.5	71	5.0
Total North America	1,266	71.7	970	68.7

International
Property and short-tail specialty	$276	15.6	$237	16.8
Casualty and other	223	12.6	205	14.5
Total International	499	28.3	442	31.3
Total	$1,765	100.0	$1,412	100.0

	Nine Months Ended September 30,
	2024		2023
	Amount	%	Amount	%
North America
Property and short-tail specialty	$833	17.7	721	18.0
Other liability - occurrence	615	13.1	447	11.2
Other liability - claims made	633	13.5	645	16.1
Commercial multi-peril	246	5.2	144	3.6
Workers compensation	394	8.4	363	9.1
Commercial automobile	329	7.0	247	6.2
Other	235	5.0	214	5.4
Total North America	3,285	70.0	2,781	69.6

International
Property and short-tail specialty	$762	16.2	640	16.0
Casualty and other	647	13.8	576	14.4
Total International	1,409	30.0	1,216	30.4
Total	$4,694	100.0	$3,997	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters. Net premiums earned for the 2024 third quarter were 25.0% higher than in the 2023 third quarter (8.8% excluding the MCE Acquisition) while net premiums earned for the nine months ended September 30, 2024 were 17.4% higher than in the 2023 period (11.7% excluding the MCE Acquisition).
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Current year	62.5%	58.2%	60.0%	57.8%
Prior period reserve development	(0.9)%	(0.7)%	(0.6)%	(0.8)%
Loss ratio	61.6%	57.5%	59.4%	57.0%
Current Year Loss Ratio.
2024 Third Quarter versus 2023 Period. The insurance segment’s current year loss ratio in the 2024 third quarter was 4.3 points higher than in the 2023 third quarter. The 2024 third quarter loss ratio reflected 4.9 points of current year catastrophic activity, primarily related to Hurricane Helene, compared to 2.6 points of catastrophic activity in the 2023 third quarter. The current year loss ratio for the 2024 third quarter also reflected the impact of rate increases and changes in mix of business.
Nine Months Ended September 30, 2024 versus 2023 Period. The insurance segment’s current year loss ratio for the nine months ended September 30, 2024 was 2.2 points higher than in the 2023 period and reflected 3.0 points of current year catastrophic activity, spread across series of global events, compared to 2.3 points in the 2023 period. The current year loss ratio for the 2024 period included activity related to the Baltimore bridge collapse and also reflected the impact of rate increases and changes in mix of business.

ARCH CAPITAL	45	2024 THIRD QUARTER FORM 10-Q

Prior Period Reserve Development.
The insurance segment’s net favorable development was $16 million, or 0.9 points, for the 2024 third quarter, compared to $10 million, or 0.7 points, for the 2023 third quarter, and $31 million, or 0.6 points, for the nine months ended September 30, 2024, compared to $34 million, or 0.8 points, for the 2023 period. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
2024 Third Quarter versus 2023 Period. The insurance segment’s underwriting expense ratio was 31.5% in the 2024 third quarter, compared to 33.4% in the 2023 third quarter. The impact of the MCE Acquisition lowered the underwriting expense ratio by approximately 2.5 points, primarily due to the effects of the fair value estimation of the assets acquired at closing, including the non-recognition of deferred acquisition costs. The value of policies in force at closing are considered within the value of business acquired which is amortized through ‘amortization of intangible assets.’ The underwriting expense ratio also benefited from an initial lower level of operating expenses in the acquired business.
Nine Months Ended September 30, 2024 versus 2023 period. The insurance segment’s underwriting expense ratio was 33.9% for the nine months ended September 30, 2024, compared to 34.3% for the 2023 period and reflected the impact of the MCE Acquisition mentioned above.
Reinsurance Segment
The Company’s reinsurance segment offers reinsurance products on a worldwide basis. Lines of business include: casualty; marine and aviation; other specialty; property catastrophe; property excluding property catastrophe; and other.
The following tables set forth our reinsurance segment’s underwriting results:

	Three Months Ended September 30,
	2024	2023	% Change
Gross premiums written	$2,763	$2,138	29.2
Premiums ceded	(818)	(576)
Net premiums written	1,945	1,562	24.5
Change in unearned premiums	(53)	(19)
Net premiums earned	1,892	1,543	22.6
Other underwriting income (loss)	2	2
Losses and loss adjustment expenses	(1,317)	(870)
Acquisition expenses	(374)	(304)
Other operating expenses	(54)	(61)
Underwriting income (loss)	$149	$310	(51.9)

Underwriting Ratios			% Point Change
Loss ratio	69.6%	56.4%	13.2
Acquisition expense ratio	19.8%	19.7%	0.1
Other operating expense ratio	2.9%	3.9%	(1.0)
Combined ratio	92.3%	80.0%	12.3

	Nine Months Ended September 30,
	2024	2023	% Change
Gross premiums written	$9,171	$7,142	28.4
Premiums ceded	(3,013)	(2,145)
Net premiums written	6,158	4,997	23.2
Change in unearned premiums	(820)	(781)
Net premiums earned	5,338	4,216	26.6
Other underwriting income (loss)	5	9
Losses and loss adjustment expenses	(3,206)	(2,379)
Acquisition expenses	(1,050)	(875)
Other operating expenses	(193)	(203)
Underwriting income (loss)	$894	$768	16.4

Underwriting Ratios			% Point Change
Loss ratio	60.1%	56.4%	3.7
Acquisition expense ratio	19.7%	20.7%	(1.0)
Other operating expense ratio	3.6%	4.8%	(1.2)
Combined ratio	83.4%	81.9%	1.5

ARCH CAPITAL	46	2024 THIRD QUARTER FORM 10-Q

Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,
	2024		2023
	Amount	%	Amount	%
Other specialty	$769	39.5	$527	33.7
Property excluding property catastrophe	671	34.5	593	38.0
Casualty	339	17.4	273	17.5
Marine and aviation	69	3.5	54	3.5
Property catastrophe	52	2.7	76	4.9
Other	45	2.3	39	2.5
Total	$1,945	100.0	$1,562	100.0
2024 Third Quarter versus 2023 Period. Gross premiums written by the reinsurance segment in the 2024 third quarter were 29.2% higher than in the 2023 third quarter, while net premiums written were 24.5% higher. The growth in net premiums written reflected increases in most lines of business, due in part to rate increases, new business opportunities and growth in existing accounts.

	Nine Months Ended September 30,
	2024		2023
	Amount	%	Amount	%
Other specialty	$2,148	34.9	$1,625	32.5
Property excluding property catastrophe	1,823	29.6	1,496	29.9
Casualty	943	15.3	787	15.7
Marine and aviation	257	4.2	208	4.2
Property catastrophe	874	14.2	802	16.0
Other	113	1.8	79	1.6
Total	$6,158	100.0	$4,997	100.0
Nine Months Ended September 30, 2024 versus 2023 period. Gross premiums written by the reinsurance segment for the nine months ended September 30, 2024 were 28.4% higher than in the 2023 period, while net premiums written were 23.2% higher than in the 2023 period. The growth in net premiums written reflected increases in all lines of business due in part to rate increases, new business opportunities and growth in existing accounts.
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,
	2024		2023
	Amount	%	Amount	%
Other specialty	$688	36.4	$505	32.7
Property excluding property catastrophe	540	28.5	449	29.1
Casualty	282	14.9	264	17.1
Marine and aviation	80	4.2	66	4.3
Property catastrophe	256	13.5	219	14.2
Other	46	2.4	40	2.6
Total	$1,892	100.0	$1,543	100.0

	Nine Months Ended September 30,
	2024		2023
	Amount	%	Amount	%
Other specialty	$1,934	36.2	$1,499	35.6
Property excluding property catastrophe	1,546	29.0	1,161	27.5
Casualty	798	14.9	775	18.4
Marine and aviation	214	4.0	173	4.1
Property catastrophe	736	13.8	527	12.5
Other	110	2.1	81	1.9
Total	$5,338	100.0	$4,216	100.0
Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned reflect changes in net premiums written over the previous five quarters. Net premiums earned for the 2024 third quarter were 22.6% higher than in the 2023 third quarter, while net premiums earned for the nine months ended September 30, 2024 were 26.6% higher than in the 2023 period.
Other Underwriting Income (Loss).
Other underwriting income for the 2024 third quarter was $2 million, consistent with $2 million for the 2023 third quarter, and $5 million for the nine months ended September 30, 2024, compared to $9 million for the 2023 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Current year	71.8%	59.2%	62.3%	59.4%
Prior period reserve development	(2.2)%	(2.8)%	(2.2)%	(3.0)%
Loss ratio	69.6%	56.4%	60.1%	56.4%

ARCH CAPITAL	47	2024 THIRD QUARTER FORM 10-Q

Current Year Loss Ratio.
2024 Third Quarter versus 2023 Period. The reinsurance segment’s current year loss ratio in the 2024 third quarter was 12.6 points higher than in the 2023 third quarter. The 2024 third quarter loss ratio reflected 21.3 points of current year catastrophic activity, related to Hurricane Helene and a series of other global events, compared to 9.7 points of catastrophic activity in the 2023 third quarter. The current year loss ratio for the 2024 third quarter also reflected the impact of rate increases and changes in mix of business.
Nine Months Ended September 30, 2024 versus 2023 Period. The reinsurance segment’s current year loss ratio for the nine months ended September 30, 2024 was 2.9 points higher than in the 2023 period and reflected 11.5 points of current year catastrophic activity, compared to 7.4 points in the 2023 period. The current year loss ratio for the 2024 period included activity related to the Baltimore bridge collapse and also reflected the impact of rate increases and changes in mix of business.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $41 million, or 2.2 points, for the 2024 third quarter, compared to $44 million, or 2.8 points, for the 2023 third quarter, and $115 million, or 2.2 points, for the nine months ended September 30, 2024, compared to $126 million, or 3.0 points, for the 2023 period. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
2024 Third Quarter versus 2023 Period. The underwriting expense ratio for the reinsurance segment was 22.7% in the 2024 third quarter, compared to 23.6% in the 2023 third quarter. The decrease primarily reflected growth in net premiums earned.
Nine Months Ended September 30, 2024 versus 2023 period. The underwriting expense ratio for the reinsurance segment was 23.3% for the nine months ended September 30, 2024, compared to 25.5% for the 2023 period. The decrease primarily reflected growth in net premiums earned.
Mortgage Segment
The Company’s mortgage segment consists of U.S. primary mortgage insurance business written predominantly on loans sold to the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a government sponsored entity ("GSE") and also through non GSE approved entities (combined “Arch MI U.S.”); reinsurance and underwriting services related to U.S. credit-risk transfer (“CRT”) business which are predominately with the GSEs and other U.S. mortgage reinsurance transactions; and international mortgage insurance and reinsurance business covering loans primarily in Australia and Europe.
The following tables set forth our mortgage segment’s underwriting results:

	Three Months Ended September 30,
	2024	2023	% Change
Gross premiums written	$339	$347	(2.3)
Premiums ceded	(57)	(76)
Net premiums written	282	271	4.1
Change in unearned premiums	31	22
Net premiums earned	313	293	6.8
Other underwriting income	3	3
Losses and loss adjustment expenses	1	35
Acquisition expenses	1	(2)
Other operating expenses	(49)	(47)
Underwriting income	$269	$282	(4.6)

Underwriting Ratios			% Point Change
Loss ratio	(0.4)%	(12.1)%	11.7
Acquisition expense ratio	(0.4)%	0.6%	(1.0)
Other operating expense ratio	15.6%	16.2%	(0.6)
Combined ratio	14.8%	4.7%	10.1

	Nine Months Ended September 30,
	2024	2023	% Change
Gross premiums written	$1,020	$1,037	(1.6)
Premiums ceded	(185)	(240)
Net premiums written	835	797	4.8
Change in unearned premiums	90	86
Net premiums earned	925	883	4.8
Other underwriting income	15	12
Losses and loss adjustment expenses	37	46
Acquisition expenses	1	(16)
Other operating expenses	(151)	(147)
Underwriting income	$827	$778	6.3

Underwriting Ratios			% Point Change
Loss ratio	(4.0)%	(5.3)%	1.3
Acquisition expense ratio	(0.1)%	1.8%	(1.9)
Other operating expense ratio	16.3%	16.7%	(0.4)
Combined ratio	12.2%	13.2%	(1.0)

ARCH CAPITAL	48	2024 THIRD QUARTER FORM 10-Q

Premiums Written.
The following tables set forth our mortgage segment’s net premiums written by major line of business:

	Three Months Ended September 30,
	2024		2023
	Amount	%	Amount	%
U.S. primary mortgage insurance	$209	74.1	$190	70.1
U.S. credit risk transfer (CRT) and other	54	19.1	57	21.0
International mortgage insurance/ reinsurance	19	6.7	24	8.9
Total	$282	100.0	$271	100.0
2024 Third Quarter versus 2023 Period. Gross premiums written by the mortgage segment in the 2024 third quarter were 2.3% lower than in the 2023 third quarter, while net premiums written were 4.1% higher. The increase in net premiums written in the 2024 third quarter primarily reflected a lower level of Bellemeade premiums ceded, due in part to the termination of certain Bellemeade agreements in the 2023 fourth quarter.

	Nine Months Ended September 30,
	2024		2023
	Amount	%	Amount	%
U.S. primary mortgage insurance	$612	73.3	$562	70.5
U.S. credit risk transfer (CRT) and other	161	19.3	164	20.6
International mortgage insurance/ reinsurance	62	7.4	71	8.9
Total	$835	100.0	$797	100.0
Nine Months Ended September 30, 2024 versus 2023 Period. Gross premiums written by the mortgage segment for the nine months ended September 30, 2024 were 1.6% lower than in the 2023 period, while net premiums written for the nine months ended September 30, 2024 were 4.8% higher than in the 2023 period. The increase in net premiums written in the 2024 period primarily reflected a lower level of Bellemeade premiums ceded.
The persistency rate was 82.9% for the Arch MI U.S. portfolio of primary mortgage insurance policies at September 30, 2024, compared to 83.9% at September 30, 2023. The persistency rate represents the percentage of mortgage insurance in force at the beginning of a 12 month period that remains in force at the end of such period.
The following tables provide details on the new insurance written (“NIW”) generated by Arch MI U.S. NIW represents the original principal balance of all loans that received coverage during the period.

	Three Months Ended September 30,
	2024		2023
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$13,526		$11,494

Credit quality (FICO):
>=740	$9,438	69.8	$7,646	66.5
680-739	3,584	26.5	3,520	30.6
620-679	502	3.7	326	2.8
<620	2	0.0	2	0.0
Total	$13,526	100.0	$11,494	100.0

Loan-to-value (LTV):
95.01% and above	$1,089	8.1	$880	7.7
90.01% to 95.00%	6,620	48.9	6,306	54.9
85.01% to 90.00%	4,293	31.7	3,126	27.2
85.00% and below	1,524	11.3	1,182	10.3
Total	$13,526	100.0	$11,494	100.0

Monthly vs. single:
Monthly	$12,581	93.0	$10,712	93.2
Single	945	7.0	782	6.8
Total	$13,526	100.0	$11,494	100.0

Purchase vs. refinance:
Purchase	$13,177	97.4	$11,334	98.6
Refinance	349	2.6	160	1.4
Total	$13,526	100.0	$11,494	100.0
(1)Represents the original principal balance of all loans that received coverage during the period.

	Nine Months Ended September 30,
	2024		2023
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$36,661		$34,180

Credit quality (FICO):
>=740	$25,528	69.6	$22,469	65.7
680-739	9,885	27.0	10,842	31.7
620-679	1,243	3.4	863	2.5
<620	5	0.0	6	0.0
Total	$36,661	100.0	$34,180	100.0

Loan-to-value (LTV):
95.01% and above	$2,645	7.2	$2,034	6.0
90.01% to 95.00%	19,094	52.1	19,204	56.2
85.01% to 90.00%	10,964	29.9	9,414	27.5
85.01% and below	3,958	10.8	3,528	10.3
Total	$36,661	100.0	$34,180	100.0

Monthly vs. single:
Monthly	$34,261	93.5	$32,688	95.6
Single	2,400	6.5	1,492	4.4
Total	$36,661	100.0	$34,180	100.0

Purchase vs. refinance:
Purchase	$35,932	98.0	$33,598	98.3
Refinance	729	2.0	582	1.7
Total	$36,661	100.0	$34,180	100.0
(1)Represents the original principal balance of all loans that received coverage during the period.

ARCH CAPITAL	49	2024 THIRD QUARTER FORM 10-Q

Net Premiums Earned.
The following tables set forth our mortgage segment’s net premiums earned by major line of business:

	Three Months Ended September 30,
	2024		2023
	Amount	%	Amount	%
U.S. primary mortgage insurance	$215	68.7	$192	65.5
U.S. credit risk transfer (CRT) and other	55	17.6	58	19.8
International mortgage insurance/ reinsurance	43	13.7	43	14.7
Total	$313	100.0	$293	100.0
2024 Third Quarter versus 2023 Period. Net premiums earned for the 2024 third quarter were 6.8% higher than in the 2023 third quarter. The increase in net premiums earned in the 2024 third quarter primarily reflected a lower level of Bellemeade premiums ceded, due in part to the termination of certain Bellemeade agreements in the 2023 fourth quarter.

	Nine Months Ended September 30,
	2024		2023
	Amount	%	Amount	%
U.S. primary mortgage insurance	$630	68.1	$582	65.9
U.S. credit risk transfer (CRT) and other	162	17.5	165	18.7
International mortgage insurance/ reinsurance	133	14.4	136	15.4
Total	$925	100.0	$883	100.0
Nine Months Ended September 30, 2024 versus 2023 Period. For the nine months ended September 30, 2024, net premiums earned were 4.8% higher than in the 2023 period. The increase in net premiums earned in the 2024 period primarily reflected a lower level of Bellemeade premiums ceded.
Other Underwriting Income (Loss).
Other underwriting income, which is primarily related to GSE credit risk-sharing transactions, was $3 million for the 2024 third quarter, consistent with $3 million for the 2023 third quarter.
Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Current year	20.1%	19.3%	19.9%	22.2%
Prior period reserve development	(20.5)%	(31.4)%	(23.9)%	(27.5)%
Loss ratio	(0.4)%	(12.1)%	(4.0)%	(5.3)%
Current Year Loss Ratio.
2024 Third Quarter versus 2023 Period. The mortgage segment’s current year loss ratio was 0.8 points higher in the 2024 third quarter than in the 2023 third quarter. The 2024 third quarter loss ratio, excluding net favorable development, was slightly higher than in the 2023 third quarter, primarily due to higher new delinquencies in the period.
Nine Months Ended September 30, 2024 versus 2023 Period. The mortgage segment’s current year loss ratio was 2.3 points lower for the nine months ended September 30, 2024 than for the 2023 period. The lower current year loss ratio for the 2024 period reflected a decrease in estimated claim rates, partially offset by slightly higher new delinquencies.
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $64 million, or 20.5 points, for the 2024 third quarter, compared to $92 million, or 31.4 points, for the 2023 third quarter, and $220 million, or 23.9 points, for the nine months ended September 30, 2024, compared to $243 million, or 27.5 points, for the 2023 period. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
2024 Third Quarter versus 2023 Period. The underwriting expense ratio for the mortgage segment was 15.2% in the 2024 third quarter, compared to 16.8% in the 2023 third quarter. The decrease was primarily due to a higher level of ceding and profit commissions on U.S. primary business, along with a higher level of net premiums earned.
Nine Months Ended September 30, 2024 versus 2023 period. The underwriting expense ratio for the mortgage segment was 16.2% for the nine months ended September 30, 2024, compared to 18.5% for the 2023 period. The decrease was primarily due to a higher level of ceding and profit commissions on U.S. primary business, along with a higher level of net premiums earned.

ARCH CAPITAL	50	2024 THIRD QUARTER FORM 10-Q

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
Net Investment Income.
The components of net investment income were derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Fixed maturities	$340	$243	$926	$645
Short-term investments	38	19	102	48
Equity securities	9	5	27	15
Other (1)	35	22	103	60
Gross investment income	422	289	1,158	768
Investment expenses (2)	(23)	(20)	(68)	(58)
Net investment income	$399	$269	$1,090	710
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.
(2)        Investment expenses were approximately 0.29% of average invested assets for the 2024 third quarter, compared to 0.30% for the 2023 third quarter, and 0.27% for the nine months ended September 30, 2024, compared to 0.28% for the 2023 period.
The higher level of net investment income for the 2024 periods was primarily related to higher yields available in the financial market. The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 4.40% for the 2024 third quarter, compared to 3.68% for the 2023 third quarter, and 4.29% for the nine months ended September 30, 2024, compared to 3.41% for the 2023 period. Net cash flow from operating activities contributed $5.1 billion for the nine months ended September 30, 2024, which has grown our invested asset base and contributed to the increase in net investment income.
Corporate Expenses.
Corporate expenses were $19 million for the 2024 third quarter, compared to $20 million for the 2023 third quarter, and $88 million for the nine months ended September 30, 2024, compared to $69 million for the 2023 period. Such amounts primarily represent certain holding company costs necessary to support our worldwide operations and costs associated with operating as a publicly traded company. The increase in corporate expenses was primarily due to higher incentive compensation costs.
Transaction Costs and Other.
Transaction costs and other for the 2024 third quarter was $30 million, compared to an immaterial amount for the 2023 third quarter, and $55 million for the nine months ended September 30, 2024, compared to $2 million for the 2023 period. The 2024 period primarily includes direct costs related to the MCE Acquisition.
Other Income or Losses.
Other income for the 2024 third quarter was $8 million, compared to a loss of $4 million for the 2023 third quarter, and income of $30 million for the nine months ended September 30, 2024, compared to $10 million for the 2023 period. Amounts in both periods primarily reflect changes in the cash surrender value of our investment in corporate-owned life insurance.
Amortization of Intangible Assets.
Amortization of intangible assets for the 2024 third quarter was $88 million, compared to $24 million for the 2023 third quarter, and $136 million for the nine months ended September 30, 2024, compared to $71 million for the 2023 period. The increase in the 2024 periods was primarily related to the MCE Acquisition.
Interest Expense.
Interest expense was $35 million for the 2024 third quarter, compared to $34 million for the 2023 third quarter, and $104 million for the nine months ended September 30, 2024, compared to $99 million for the 2023 period. Interest expense primarily reflects amounts related to our outstanding senior notes.

ARCH CAPITAL	51	2024 THIRD QUARTER FORM 10-Q

Net Realized Gains or Losses.
Net realized gains for the 2024 third quarter were $169 million, compared to net realized losses of $248 million for the 2023 third quarter. Net realized gains were $358 million for the nine months ended September 30, 2024, compared to net realized losses of $354 million for the 2023 period. Amounts in all periods reflected sales of investments as well as the impact of financial market movements on the Company’s equity securities and investments accounted for under the fair value option method. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains or losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations.
Net realized gains or losses also include realized and unrealized changes in the fair value of equity securities and assets accounted for using the fair value option, realized and unrealized gains or losses on derivative instruments, changes in the allowance for credit losses on financial assets and gains or losses realized from the acquisition or disposition of subsidiaries See note 8, “Investment Information—Net Realized Gains (Losses)” and note 8, “Investment Information—Allowance for Expected Credit Losses,” to our consolidated financial statements for additional information.
Equity in Net Income or Losses of Investment Funds Accounted for Using the Equity Method.
Equity in net income of investment funds accounted for using the equity method was $171 million in the 2024 third quarter, compared to $59 million for the 2023 third quarter, and $437 million for the nine months ended September 30, 2024, compared to $176 million for the 2023 period. Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Investment funds accounted for using the equity method totaled $5.2 billion at September 30, 2024, compared to $4.6 billion at December 31, 2023. See note 8, “Investment Information—Investments Accounted For Using the Equity Method,” to our consolidated financial statements for additional information.
Net Foreign Exchange Gains or Losses.
Net foreign exchange losses for the 2024 third quarter were $63 million, compared to gains of $22 million for the 2023 third quarter. Net foreign exchange losses for the nine months ended September 30, 2024 were $31 million, compared to losses of $1 million for the 2023 period. Amounts in both periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income or loss before income taxes, including income or loss from operating affiliates, resulted in an expense of 9.0% for the 2024 third quarter, compared to an expense of 9.1% for the 2023 third quarter, and an expense of 8.1% for the nine months ended September 30, 2024, compared to an expense of 8.8% for the 2023 period. See note 14, “Income Taxes” to our consolidated financial statements for additional information.
Income or Losses from Operating Affiliates.
Income from operating affiliates for 2024 third quarter was $36 million, compared to income of $54 million for the 2023 third quarter, and income of $136 million for the nine months ended September 30, 2024, compared to income of $115 million for the 2023 period. See note 8, “Investment Information—Investments in Operating Affiliates,” to our consolidated financial statements for additional information.
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
FINANCIAL CONDITION

Investable Assets Held by Arch
At September 30, 2024, approximately $27.3 billion, or 64%, of total investable assets held by Arch were internally managed, compared to $21.9 billion, or 63%, at December 31, 2023. See note 8, “Investment Information” to our consolidated financial statements for additional information.

	September 30, 2024	December 31, 2023
Average effective duration (in years)	2.68	2.91
Average S&P/Moody’s credit ratings (1)	AA-/Aa3	AA-/Aa3
(1)Average credit ratings on our investment portfolio on securities with ratings assigned by S&P and Moody’s.

ARCH CAPITAL	52	2024 THIRD QUARTER FORM 10-Q

The following table provides the credit quality distribution of our fixed maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
September 30, 2024
U.S. government and gov’t agencies (1)	$6,725	22.8
AAA	4,876	16.5
AA	2,552	8.6
A	5,664	19.2
BBB	7,361	24.9
BB	1,097	3.7
B	534	1.8
Lower than B	37	0.1
Not rated	685	2.3
Total	$29,531	100.0

December 31, 2023
U.S. government and gov’t agencies (1)	$6,493	26.8
AAA	4,305	17.8
AA	2,165	8.9
A	4,629	19.1
BBB	5,058	20.9
BB	698	2.9
B	389	1.6
Lower than B	15	0.1
Not rated	484	2.0
Total	$24,236	100.0
(1)Includes U.S. government-sponsored agency residential mortgage-backed securities and agency commercial mortgage-backed securities.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
September 30, 2024
0-10%	$10,013	$(315)	59.3
10-20%	1,207	(185)	34.8
20-30%	77	(25)	4.7
Greater than 30%	10	(6)	1.1
Total	$11,307	$(531)	100.0

December 31, 2023
0-10%	$10,696	$(410)	49.7
10-20%	2,282	(367)	44.5
20-30%	116	(35)	4.2
Greater than 30%	26	(13)	1.6
Total	$13,120	$(825)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at September 30, 2024, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
JPMorgan Chase & Co.	$412	A-/A1
Morgan Stanley	359	A-/A1
Bank of America Corporation	332	A-/A1
The Goldman Sachs Group, Inc.	263	A-/A2
Citigroup Inc.	257	BBB+/A3
Blue Owl Capital Inc.	246	BBB-/Baa3
Hyundai Motor Company	211	A-/A3
Ford Motor Company	210	BBB-/Ba1
Blackstone Inc.	176	BBB-/Baa2
UBS Group AG	157	A-/A3
Total	$2,623
(1)Average credit ratings as assigned by S&P and Moody’s, respectively.

ARCH CAPITAL	53	2024 THIRD QUARTER FORM 10-Q

The following table provides information on our structured securities, which includes residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
September 30, 2024
RMBS	$852	$421	$40	$1,313
CMBS	7	1,046	93	1,146
ABS	—	2,824	165	2,989
Total	$859	$4,291	$298	$5,448

December 31, 2023
RMBS	$658	$445	$—	$1,103
CMBS	7	1,126	80	1,213
ABS	—	2,143	107	2,250
Total	$665	$3,714	$187	$4,566
The following table summarizes our equity securities, which include investments in exchange traded funds:

	September 30, 2024	December 31, 2023
Equities (1)	$1,035	$739
Exchange traded funds
Fixed income (2)	387	285
Equity and other (3)	208	169
Total	$1,630	$1,193
(1)Primarily in technology, consumer non-cyclical, communications, financial and industrial sectors at September 30, 2024.
(2)Primarily in corporate exposures at September 30, 2024.
(3)Primarily in financials, consumer staples, industrials and energy sectors at September 30, 2024.

For details on our other investments and other investable assets, see note 8, “Investment Information—Other Investments” to our consolidated financial statements.
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
Reinsurance
The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses (“LAE”) with unaffiliated reinsurers were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Premiums written:
Direct	$2,547	$2,496	$7,554	$7,227
Assumed	2,893	2,031	9,201	6,925
Ceded	(1,393)	(1,172)	(4,842)	(3,945)
Net	$4,047	$3,355	$11,913	$10,207

Premiums earned:
Direct	$2,470	$2,338	$7,228	$6,721
Assumed	2,967	2,084	7,825	5,675
Ceded	(1,467)	(1,174)	(4,096)	(3,300)
Net	$3,970	$3,248	$10,957	$9,096

Losses and LAE:
Direct	$1,405	$1,206	$4,004	$3,438
Assumed	1,909	1,084	4,369	3,001
Ceded	(911)	(643)	(2,415)	(1,830)
Net	$2,403	$1,647	$5,958	$4,609
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

ARCH CAPITAL	54	2024 THIRD QUARTER FORM 10-Q

The following table summarizes the respective coverages and retentions at September 30, 2024:

Bellemeade Entities (Issue Date)	Initial Coverage at Issuance	Current Coverage	Remaining Retention, Net
2021-3 Ltd. (1)	639	479	133
2022-1 Ltd. (2)	317	233	141
2022-2 Ltd. (3)	327	310	201
2023-1 Ltd. (4)	233	233	178
2024-1 Ltd. (5)	204	204	174
Total	$1,720	$1,459	$827
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
(5)    Issued in August 2024, covering in-force policies issued between September 1, 2023 and July 31, 2024. $163 million was directly funded by Bellemeade Re 2024-1 Ltd. via insurance-linked notes, with an additional $41 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
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
At September 30, 2024 and December 31, 2023, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	September 30, 2024	December 31, 2023
Insurance segment:
Case reserves	$3,686	$2,730
IBNR reserves	7,997	5,626
Total net reserves	11,683	8,356
Reinsurance segment:
Case reserves	2,722	2,447
Additional case reserves	818	484
IBNR reserves	5,385	4,260
Total net reserves	8,925	7,191
Mortgage segment:
Case reserves	332	323
IBNR reserves	176	192
Total net reserves	508	515
Total:
Case reserves	6,740	5,500
Additional case reserves	818	484
IBNR reserves	13,558	10,078
Total net reserves	$21,116	$16,062
At September 30, 2024 and December 31, 2023, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2024	December 31, 2023
Insurance segment:
Third party occurrence business	$4,047	$3,719
Multi-line and other specialty	3,968	1,350
Third party claims-made business	2,651	2,451
Property, energy, marine and aviation	1,017	836
Total net reserves	$11,683	$8,356
At September 30, 2024 and December 31, 2023, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2024	December 31, 2023
Reinsurance segment:
Casualty	$3,080	$2,725
Other specialty	2,765	2,125
Property excluding property catastrophe	1,683	1,243
Property catastrophe	816	585
Marine and aviation	446	359
Other	135	154
Total net reserves	$8,925	$7,191

ARCH CAPITAL	55	2024 THIRD QUARTER FORM 10-Q

At September 30, 2024 and December 31, 2023, the mortgage segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2024	December 31, 2023
Mortgage segment:
U.S. primary mortgage insurance (1)	$331	$324
U.S. credit risk transfer (CRT) and other	94	100
International mortgage insurance/ reinsurance	83	91
Total net reserves	$508	$515
(1)    At September 30, 2024, 37.1% of total net reserves represents policy years 2014 and prior and the remainder from later policy years. At December 31, 2023, 31.0% of total net reserves represent policy years 2014 and prior and the remainder from later policy years.
Mortgage Operations Supplemental Information
On June 3, 2024, we completed the acquisition of RMIC Companies, Inc., and its wholly-owned subsidiaries (“RMIC”) that, together, comprise the run-off mortgage insurance business of Old Republic International Corporation. The acquired business had been in runoff since 2011 and represented $3.6 billion of insurance in force at June 30, 2024.
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$292,313	57.2	$290,764	57.1
U.S. credit risk transfer (CRT) and other	148,417	29.0	149,098	29.3
International mortgage insurance/reinsurance	70,380	13.8	69,473	13.6
Total	$511,110	100.0	$509,335	100.0

Risk In Force (RIF) (2):
U.S. primary mortgage insurance	$76,448	84.6	$75,527	84.6
U.S. credit risk transfer (CRT) and other	6,011	6.7	6,156	6.9
International mortgage insurance/reinsurance	7,887	8.7	7,562	8.5
Total	$90,346	100.0	$89,245	100.0
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

The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at September 30, 2024:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2014 and prior	$15,482	5.3	$3,938	5.2	6.69%
2015	3,544	1.2	913	1.2	2.20%
2016	6,075	2.1	1,614	2.1	2.73%
2017	5,969	2.0	1,599	2.1	3.19%
2018	7,457	2.6	1,939	2.5	4.09%
2019	13,560	4.6	3,552	4.6	2.65%
2020	41,836	14.3	11,307	14.8	1.33%
2021	65,789	22.5	17,379	22.7	1.33%
2022	59,085	20.2	15,577	20.4	1.27%
2023	38,380	13.1	9,875	12.9	0.81%
2024	35,136	12.0	8,755	11.5	0.16%
Total	$292,313	100.0	$76,448	100.0	1.96%
(1)Represents the ending percentage of loans in default.
The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2023:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2014 and prior	$13,301	4.6	$3,387	4.5	6.01%
2015	4,691	1.6	1,244	1.6	1.98%
2016	7,525	2.6	2,025	2.7	2.50%
2017	7,600	2.6	2,023	2.7	3.13%
2018	8,512	2.9	2,207	2.9	4.04%
2019	15,767	5.4	4,074	5.4	2.40%
2020	51,349	17.7	13,357	17.7	1.17%
2021	76,667	26.4	19,812	26.2	1.12%
2022	63,899	22.0	16,755	22.2	0.89%
2023	41,453	14.3	10,643	14.1	0.26%
Total	$290,764	100.0	$75,527	100.0	1.74%
(1)Represents the ending percentage of loans in default.

ARCH CAPITAL	56	2024 THIRD QUARTER FORM 10-Q

The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$47,414	62.0	$46,796	62.0
680-739	24,974	32.7	24,990	33.1
620-679	3,701	4.8	3,497	4.6
<620	359	0.5	244	0.3
Total	$76,448	100.0	$75,527	100.0
Weighted average FICO score	748		748

Loan-to-value (LTV):
95.01% and above	$7,415	9.7	$7,067	9.4
90.01% to 95.00%	45,509	59.5	44,669	59.1
85.01% to 90.00%	20,746	27.1	20,490	27.1
85.00% and below	2,778	3.6	3,301	4.4
Total	$76,448	100.0	$75,527	100.0
Weighted average LTV	93.1%		93.0%

Total RIF, net of external reinsurance	$60,421		$58,146

	September 30, 2024		December 31, 2023
	Amount	%	Amount	%
Total RIF by State:
California	$6,052	7.9	$6,162	8.2
Texas	5,699	7.5	5,972	7.9
North Carolina	3,353	4.4	3,248	4.3
Georgia	3,145	4.1	3,081	4.1
Minnesota	3,111	4.1	3,069	4.1
Illinois	3,085	4.0	2,986	4.0
Massachusetts	2,896	3.8	2,858	3.8
Florida	2,880	3.8	3,007	4.0
Michigan	2,876	3.8	2,773	3.7
Virginia	2,581	3.4	2,578	3.4
Other	40,770	53.3	39,793	52.7
Total	$76,448	100.0	$75,527	100.0
The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics:

(U.S. Dollars in thousands, except policy, loan and claim count)	Nine Months Ended
	September 30,
	2024	2023
Roll-forward of insured loans in default:
Beginning delinquent number of loans	19,457	20,567
New notices	33,047	28,642
Cures	(32,242)	(29,903)
Paid claims	(909)	(662)
Acquired delinquent loans (1)	2,525	—
Ending delinquent number of loans (2)	21,878	18,644

Ending number of policies in force (2)	1,114,251	1,129,351

Delinquency rate (2)	1.96%	1.65%

Losses:
Number of claims paid	909	662
Total paid claims	$31,216	$19,502
Average per claim	$34.3	$29.5
Severity (3)	69.5%	68.8%
Average case reserve per default (2)	$15.9	$21.2
(1)Represents delinquent loans related to the acquisition of RMIC.
(2)Includes first lien primary and pool policies.
(3)Represents total paid claims divided by RIF of loans for which claims were paid.
The risk to capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 7.3 to 1 at September 30, 2024, consistent with 7.3 to 1 at December 31, 2023.
Shareholders’ Equity and Book Value per Share
The following table presents the calculation of book value per share:

	September 30, 2024	December 31, 2023
Total shareholders’ equity available to Arch	$22,274	$18,353
Less preferred shareholders’ equity	830	830
Common shareholders’ equity available to Arch	$21,444	$17,523
Common shares and common share equivalents outstanding, net of treasury shares (1)	376.2	373.3
Book value per share	$57.00	$46.94
(1)Excludes the effects of 10.7 million and 12.5 million stock options and 0.3 million and 0.4 million restricted stock units outstanding at September 30, 2024 and December 31, 2023, respectively.

ARCH CAPITAL	57	2024 THIRD QUARTER FORM 10-Q

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
For the nine months ended September 30, 2024, Arch Capital received dividends of $569 million from Arch Re Bermuda, our Bermuda based reinsurer and insurer, which can pay approximately $4.2 billion to Arch Capital during the remainder of 2024 without providing an affidavit to the Bermuda Monetary Authority.
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
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended
	September 30,
	2024	2023
Total cash provided by (used for):
Operating activities	$5,100	$4,084
Investing activities	(4,881)	(3,936)
Financing activities	(35)	(52)
Effects of exchange rate changes on foreign currency cash and restricted cash	30	(14)
Increase (decrease) in cash and restricted cash	$214	$82
Cash provided by operating activities for the nine months ended September 30, 2024 was higher than in the 2023 period. Activity for the nine months ended September 30, 2024 primarily reflected a higher level of premiums collected than in the 2023 period.
Cash used for investing activities for the nine months ended September 30, 2024 was higher than in the 2023 period. Activity for the nine months ended September 30, 2024 reflected higher net purchases than in the 2023 period due in part to the investment of operating cash flows. Activity for the nine months ended September 30, 2024 reflected $852 million of net cash received related to the MCE Acquisition.

Cash used for financing activities for the nine months ended September 30, 2024 was lower than in the 2023 period, reflecting common share activity.
CAPITAL RESOURCES

The following table provides an analysis of our capital structure:

	September 30, 2024	December 31, 2023
Senior notes	$2,727	$2,726

Shareholders’ equity available to Arch:
Series F non-cumulative preferred shares	$330	$330
Series G non-cumulative preferred shares	500	500
Common shareholders’ equity	21,444	17,523
Total	$22,274	$18,353

Total capital available to Arch	$25,001	$21,079

Debt to total capital (%)	10.9	12.9
Preferred to total capital (%)	3.3	3.9
Debt and preferred to total capital (%)	14.2	16.9
Arch MI U.S. is required to maintain compliance with the GSEs requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements with an estimated PMIER sufficiency ratio of 205% at September 30, 2024, compared to 213% at December 31, 2023. On August 21, 2024, Fannie Mae and Freddie Mac (collectively the GSEs) each updated their Private Mortgage Insurer Eligibility Requirements (PMIERs) to incorporate new deductions to Available Assets for investment risk. This update will become effective March 31, 2025; but the impact will be phased in through September 30, 2026. If the GSEs had fully implemented this update to PMIERs as of September 30, 2024, the changes would have reduced Available Assets by 16% and resulted in a Pro-forma PMIERs Sufficiency Ratio of 173% compared with a reported PMIERs Sufficiency Ratio of 205%.
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

ARCH CAPITAL	58	2024 THIRD QUARTER FORM 10-Q

GUARANTOR INFORMATION

The below table provides a description of our senior notes payable at September 30, 2024:

	Interest	Principal	Carrying
Issuer/Due	(Fixed)	Amount	Amount
Arch Capital:
May 1, 2034	7.350%	$300	$298
June 30, 2050	3.635%	1,000	989
Arch-U.S.:
Nov. 1, 2043 (1)	5.144%	500	495
Arch Finance:
Dec. 15, 2026 (1)	4.011%	500	499
Dec. 15, 2046 (1)	5.031%	450	446
Total		$2,750	$2,727
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
The following tables present condensed financial information for Arch Capital (parent guarantor) and Arch-U.S. (subsidiary issuer):

	September 30, 2024
	Arch Capital	Arch-U.S.
Assets
Total investments	$18	$394
Cash	14	4
Investment in operating affiliates	3	—
Due from subsidiaries and affiliates	3	9
Other assets	57	91
Total assets	$95	$498

Liabilities
Senior notes	1,287	495
Due to subsidiaries and affiliates	11	1,021
Other liabilities	49	56
Total liabilities	$1,347	$1,572

Non-cumulative preferred shares	$830	—

	December 31, 2023
	Arch Capital	Arch-U.S.
Assets
Total investments	$17	$145
Cash	9	5
Investment in operating affiliates	4	—
Due from subsidiaries and affiliates	—	—
Other assets	58	56
Total assets	$88	$206

Liabilities
Senior notes	1,287	495
Due to subsidiaries and affiliates	—	993
Other liabilities	38	42
Total liabilities	$1,325	$1,530

Non-cumulative preferred shares	$830	—

ARCH CAPITAL	59	2024 THIRD QUARTER FORM 10-Q

	Nine Months Ended		Year Ended
	September 30, 2024		December 31, 2023
	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.
Revenues
Net investment income	$2	$8	$2	$4
Net realized gains (losses)	(4)	—	—	—
Equity in net income (loss) of investments accounted for using the equity method	—	(4)	—	(2)
Total revenues	(2)	4	2	2

Expenses
Corporate expenses	87	6	93	9
Interest expense	44	19	59	26
Interest expense (intercompany)	—	38	—	51
Total expenses	131	63	152	86

Income (loss) before income taxes and income (loss) from operating affiliates	(133)	(59)	(150)	(84)
Income tax (expense) benefit	—	11	41	19
Income (loss) from operating affiliates	(1)	—	(1)	—
Net income available to Arch	(134)	(48)	(110)	(65)
Preferred dividends	(30)	—	(40)	—
Net income (loss) available to Arch common shareholders	$(164)	$(48)	$(150)	$(65)
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
Based on in-force exposure estimated as of October 1, 2024, our modeled peak zone catastrophe exposure was a windstorm affecting the Florida Tri-County regions, with a net probable maximum pre-tax loss of $1.7 billion, or 8% of tangible shareholders’ equity available to Arch, followed by windstorms affecting the Northeastern U.S. regions and the Gulf of Mexico with net probable maximum pre-tax losses of $1.5 billion and $1.4 billion, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes. As of October 1, 2024, our modeled peak zone earthquake exposure (San Francisco earthquake) represented approximately 58% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Germany windstorm) was substantially less than both our peak zone windstorm and earthquake exposures.
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
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of tangible shareholders’ equity available to Arch. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of October 1, 2024, our modeled RDS loss was approximately $1.1 billion, or 5% of tangible shareholders’ equity available to Arch.
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

ARCH CAPITAL	60	2024 THIRD QUARTER FORM 10-Q

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
MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of September 30, 2024. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks.
An analysis of material changes in market risk exposures at September 30, 2024 that affect the quantitative and qualitative disclosures presented in our 2023 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:
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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	—	+50	+100
September 30, 2024
Total fair value	$41.5	$40.9	$40.4	$39.8	$39.3
Change from base	2.7%	1.3%		(1.3)%	(2.6)%
Change in unrealized value	$1.1	$0.5		$(0.5)	$(1.0)

December 31, 2023
Total fair value	$33.6	$33.1	$32.7	$32.2	$31.7
Change from base	3.0%	1.5%		(1.4)%	(2.8)%
Change in unrealized value	$1.0	$0.5		$(0.5)	$(0.9)
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

ARCH CAPITAL	61	2024 THIRD QUARTER FORM 10-Q

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Credit Spread Shift in Percentage Points
	-100	-50	—	+50	+100
September 30, 2024
Total fair value	$41.7	$41.0	$40.4	$39.7	$39.1
Change from base	3.2%	1.6%		(1.6)%	(3.2)%
Change in unrealized value	$1.3	$0.6		$(0.6)	$(1.3)

December 31, 2023
Total fair value	$33.8	$33.2	$32.7	$32.1	$31.5
Change from base	3.4%	1.7%		(1.7)%	(3.4)%
Change in unrealized value	$1.1	$0.6		$(0.6)	$(1.1)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR measures the worst expected loss under normal market conditions over a specific time interval at a given confidence level. The 1-year 95th percentile parametric VaR reported herein estimates that 95% of the time, the portfolio loss in a one-year horizon would be less than or equal to the calculated number, stated as a percentage of the measured portfolio’s initial value. The VaR is a variance-covariance based estimate, based on linear sensitivities of a portfolio to a broad set of systematic market risk factors and idiosyncratic risk factors mapped to the portfolio exposures. The relationships between the risk factors are estimated using historical data, and the most recent data points are generally given more weight. As of September 30, 2024, our portfolio’s 95th percentile VaR was estimated to be 5.6%, compared to an estimated 7.8% at December 31, 2023. In periods where the volatility of the risk factors mapped to our portfolio’s exposures is higher due to market conditions, the resulting VaR is higher than in other periods.
Equity Securities. At September 30, 2024 and December 31, 2023, the fair value of our investments in equity securities and certain investments accounted for using the equity method with underlying equity strategies totaled $1.4 billion and $1.0 billion, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $135 million and $101 million at September 30, 2024 and December 31, 2023, respectively, and would have decreased book value per share by approximately $0.36 and $0.27, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $135 million and $101 million at September 30, 2024 and December 31, 2023, respectively, and would have increased book value per share by approximately $0.36 and $0.27, respectively.
Investment-Related Derivatives. At September 30, 2024, the notional value of all derivative instruments (excluding foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $3.4 billion, compared to $4.2 billion at December 31, 2023. If the underlying exposure of each investment-related derivative held at September 30, 2024 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $34 million, and a decrease in book value per share of approximately $0.09 per share, compared to $42 million and $0.11 per share, respectively, on investment-related derivatives held at December 31, 2023. If the underlying exposure of each investment-related derivative held at September 30, 2024 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $34 million, and an increase in book value per share of approximately $0.09 per share, compared to $42 million and $0.11 per share, respectively, on investment-related derivatives held at December 31, 2023. See note 10, “Derivative Instruments,” to our consolidated financial statements for additional disclosures concerning derivatives.
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

ARCH CAPITAL	62	2024 THIRD QUARTER FORM 10-Q

The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

	September 30, 2024	December 31, 2023
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(496)	$(300)
Shareholders’ equity denominated in foreign currencies (1)	1,190	1,158
Net foreign currency forward contracts outstanding (2)	215	246
Net exposures denominated in foreign currencies	$909	$1,104

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(91)	$(110)
Book value per share	$(0.24)	$(0.30)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$91	$110
Book value per share	$0.24	$0.30
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, for the purposes set forth in the applicable rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and subject to the below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. Disclosure controls and procedures are the controls and other procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
On August 1, 2024, we completed the MCE Acquisition, and we are currently integrating MCE into our internal control process. Consistent with guidance issued by the SEC, we are excluding the internal control over financial reporting of MCE from our evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. MCE represents 5% of total assets, and 2% of our total revenues as of and for the nine months ending September 30, 2024.
Changes in Internal Control Over Financial Reporting
Other than the item noted above, there have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ARCH CAPITAL	63	2024 THIRD QUARTER FORM 10-Q

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of September 30, 2024, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ARCH CAPITAL	64	2024 THIRD QUARTER FORM 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Repurchases of Equity Securities
The following table summarizes our purchases of common shares for the 2024 third quarter:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs ($000’s) (2)
7/1/2024-7/31/2024	817	$98.17	—	$1,000,000
8/1/2024-8/31/2024	469	97.10	—	$1,000,000
9/1/2024-9/30/2024	2,183	111.46	—	$1,000,000
Total	3,469	$106.39	—
(1)This column represents (in whole shares) open market share repurchases, including an aggregate of 817, 469 and 2,183 shares repurchased by Arch Capital during July, August and September, respectively, other than through publicly announced plans or programs. We repurchased these shares from employees in order to facilitate the payment of withholding taxes on restricted shares granted and the exercise of stock appreciation rights, in each case at their fair value as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.
(2)This column represents the remaining approximate dollar amount available at the end of each applicable period under Arch Capital’s $1.0 billion share repurchase authorization, authorized by the Board of Directors of ACGL and announced on December 19, 2022. Repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ARCH CAPITAL	65	2024 THIRD QUARTER FORM 10-Q

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.1(1)	Amendment No. 4 to Letter of Credit Facility Agreement dated as of October 30, 2024 by and between Arch Reinsurance Ltd., as the borrower and Lloyds Bank Corporate Markets plc as Administrative Agent and L/C Agent.	8-K	10.1	November 4, 2024
10.2	Amendment to Employment Agreement, dated as of October 13, 2024, between ACGL and Nicolas Papadopoulo†				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†     Management contract or compensatory plan or arrangement.
(1)     Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company hereby undertakes to furnish supplementally to the SEC a copy of any omitted items upon request.

ARCH CAPITAL	66	2024 THIRD QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Nicolas Papadopoulo
Date: November 7, 2024	Nicolas Papadopoulo
Chief Executive Officer (Principal Executive Officer)

/s/ François Morin
Date: November 7, 2024	François Morin
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer

ARCH CAPITAL	67	2024 THIRD QUARTER FORM 10-Q