Form 10-K
period 2024-12-31
ARCH CAPITAL GROUP LTD.
filed 2025-02-27
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______
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
Large accelerated Filer ☑ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as reported by the Nasdaq Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $36.6 billion.
As of February 21, 2025, there were 375,357,236 of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III incorporate by reference our definitive proxy statement for the 2025 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2024.

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
•general economic and market conditions (including inflation, interest rates, unemployment, housing prices, foreign currency exchange rates, prevailing credit terms, tariffs and the depth and duration of a recession) and conditions specific to the reinsurance and insurance markets in which we operate;
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
•availability to us of reinsurance to manage our net exposure and the cost of such reinsurance;
•the failure of reinsurers, managing general agents, third party administrators or others to meet their obligations to us;
•the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

ARCH CAPITAL	1	2024 FORM 10-K

•our investment performance, including legislative or regulatory developments that may adversely affect the fair value of our investments;
•changes in general economic conditions, including sovereign debt concerns or downgrades of U.S. securities by credit rating agencies, which could affect our business, financial condition and results of operations;
•an incident, disruption in operations or other cyber event caused by a cyber attack, inadvertent error, the use of artificial intelligence technologies or other technology on our systems or those of our business partners and service providers, which could negatively impact our business and/or expose us to litigation;
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

ARCH CAPITAL	2	2024 FORM 10-K

PART I

ITEM 1. BUSINESS

As used in this report, references to “we,” “us,” “our,” “Arch” or the “Company” refer to the consolidated operations of Arch Capital Group Ltd. (“Arch Capital”) and its subsidiaries. All amounts are in millions, except per share amounts, unless otherwise noted. We refer you to Item 1A “Risk Factors” for a discussion of risk factors relating to our business.
OUR COMPANY

General
Arch Capital is a publicly listed Bermuda exempted company with approximately $23.5 billion in capital at December 31, 2024 and is part of the S&P 500 index. Arch provides insurance, reinsurance and mortgage insurance on a worldwide basis through its wholly owned subsidiaries. While we are positioned to provide a full range of property, casualty and mortgage insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. For 2024, we wrote $15.7 billion of net premiums and reported net income available to Arch common shareholders of $4.3 billion. Book value per share was $53.11 at December 31, 2024, compared to $46.94 per share at December 31, 2023.
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
Our insurance underwriting platform initially consisted of our Bermuda and U.S. operations, followed by the establishment of our United Kingdom-based carrier, Arch Insurance (UK) Limited (“Arch Insurance (U.K.)”) in 2004 and Canadian operations in 2005. In 2009, we established a managing agency and syndicate at Lloyd’s of London (“Lloyd’s”) and significantly expanded our U.K. presence in 2019 through the acquisition of Barbican Group Holdings Limited (“Barbican Holdings”) and its subsidiaries (collectively, “Barbican”). Our Ireland-based carrier, Arch Insurance (EU) Designated Activity Company (“Arch Insurance (EU)”) writes primarily European Union (“EU”) business and expanded its presence across Europe in 2023 with branch offices in Spain and France.
On August 1, 2024 we expanded our U.S. insurance middle market presence with the acquisition of Allianz’s U.S. Middle Market Property and Casualty insurance business and U.S. Entertainment Property and Casualty insurance business, representing an important part of our growth strategy in the U.S. See “Operations—Insurance Operations” for further details on our insurance operations.
Our reinsurance underwriting platform initially consisted of Arch Reinsurance Ltd. in Bermuda (“Arch Re Bermuda”) and Arch Reinsurance Company (“Arch Re U.S.”), our U.S.-licensed reinsurer. In 2006, we commenced our European reinsurance operations with Arch Reinsurance Europe Underwriting Designated Activity Company (“Arch Re Europe”), our Ireland-headquartered reinsurance company with offices in Switzerland, the U.K. and, as of 2024, France. Our Danish underwriting agency was formed in 2007 with a focus on Accident & Health business. The acquisition of

ARCH CAPITAL	3	2024 FORM 10-K

Barbican in 2019 also contributed to our reinsurance operations in the London market.
Our property facultative reinsurance underwriting operations write business in the U.S., Canada and Europe. In 2021, Arch Re Bermuda completed the acquisition of Somerset Bridge Group Limited, Southern Rock Holdings Limited and affiliates (“Somerset Group”). The acquisition included Somerset Group’s motor insurance managing general agent, distribution capabilities through direct and aggregator channels, affiliated insurer and fully integrated claims operation. See “Operations—Reinsurance Operations” for further details on our reinsurance operations.
Our mortgage operations include U.S. and international mortgage insurance and reinsurance operations, as well as participation in government sponsored enterprise (“GSE”) credit risk-sharing transactions. The U.S. mortgage platform was established in 2014 and expanded greatly in 2016 through the acquisition of United Guaranty Corporation (“UGC”). Our U.S. primary mortgage operations provide mortgage insurance products and services to the U.S. market. These operations include providers which are approved as eligible mortgage insurers by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a GSE. The mortgage operations also include participation in GSE credit risk-sharing transactions and direct mortgage insurance to U.S. mortgage lenders with respect to mortgages that lenders intend to retain in portfolio or include in non-agency securitizations along with mortgage insurance and reinsurance on a global basis. The majority of our European business is written through our Ireland-based carrier, Arch Insurance (EU), which was authorized in 2011 to provide mortgage insurance products and services to the European and U.K. markets. In 2019, Arch LMI Pty Ltd. (“Arch LMI”) was authorized by the Australian Prudential Regulation Authority (“APRA”) to write lenders’ mortgage insurance (“LMI”) on a direct basis in Australia. We expanded our presence in Australia in August 2021 by acquiring Westpac Lenders Mortgage Insurance Limited, another APRA approved writer of lenders mortgage insurance, which has since been renamed Arch Lenders Mortgage Indemnity Ltd. (“Arch Indemnity”). In December 2022, we converted Arch LMI into a services company for our Australian LMI operations and the company relinquished its APRA authorization. See “Operations—Mortgage Operations” for further details on our mortgage operations.
It is our belief that our underwriting platform, our experienced management team and our strong capital base have enabled us to create a diversified, specialty-focused company targeting areas where we can best apply our specialized underwriting expertise, distribution and customer capabilities.
In 2014, we acquired approximately 11% of Somers Holdings Ltd. (formerly Watford Holdings Ltd.). Somers Holdings Ltd. is the parent of Somers Re Ltd. (formerly Watford Re Ltd.), a multi-line Bermuda (re)insurance company (together with Somers Holdings Ltd., “Somers”). In the 2020 fourth quarter, Arch Capital, Somers, and Greysbridge Ltd., a wholly-owned subsidiary of Arch Capital, entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”). Arch Capital assigned its rights under the Merger Agreement to Greysbridge Holdings Ltd. (“Greysbridge”). The merger and the related Greysbridge equity financing closed on July 1, 2021. Somers is wholly owned by Greysbridge, and Greysbridge is owned 40% by Arch, and the balance is owned by certain funds managed by Kelso & Company (“Kelso”) and certain funds managed by Warburg Pincus LLC (“Warburg”). Under the terms of the Greysbridge shareholder agreement, beginning January 1, 2024, Arch Capital has a call right (but not the obligation) and Warburg and Kelso each have a put right (but not the obligation) to buy/sell a certain amount of each of Warburg and Kelso’s initial shares annually at the current year end tangible book value per share of Greysbridge. In 2024, Warburg and Kelso both delivered a put option notice to sell a certain amount of their initial shares. The transaction, which will involve third-party purchasers of such shares, is expected to close in the 2025 calendar year, subject to any required regulatory approvals and other closing conditions. In 2017, Arch and certain co-investors acquired approximately 25% of Premia Holdings Ltd. Premia Holdings Ltd. is the parent of Premia Reinsurance Ltd., a multi-line Bermuda reinsurance company (together with Premia Holdings Ltd., “Premia”). In 2021, the Company completed the share purchase agreement with Natixis, a French financial services firm, to purchase 29.5% of the common equity of Coface SA (“Coface”), a France-based leader in the global trade credit insurance market. See “Operations—Other Operations” for further details on Somers, Premia and Coface.
The Board of Directors of Arch Capital (the “Board”) has approved common share repurchase authorizations under our share repurchase program. Repurchases under the share repurchase program may be effected from time to time in open market or privately negotiated transactions. Since the inception of the share repurchase program in February 2007 through December 31, 2024, Arch Capital has repurchased 433.8 million common shares for an aggregate purchase price of $5.9 billion. At December 31, 2024, the total remaining authorization under the share repurchase program was $996.8 million. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including results of operations, market conditions and the development of the economy, as well as other factors. We will consider share repurchases on an opportunistic basis. During the 2024 fiscal year, we repurchased approximately $24 million worth of ACGL common shares.

ARCH CAPITAL	4	2024 FORM 10-K

OPERATIONS

We classify our businesses into three underwriting segments – insurance, reinsurance and mortgage. For an analysis of our underwriting results by segment, see note 4, “Segment Information,” to our consolidated financial statements in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
Insurance Operations
Our insurance operations are conducted in Bermuda, the U.S., the U.K., Europe, Canada, and Australia. Our insurance operations in Bermuda are conducted through Arch Insurance (Bermuda), a division of Arch Re Bermuda, and Alternative Re Limited.
In the U.S., we focus on various specialty lines on both an admitted and non-admitted basis. Our insurance group’s principal insurance subsidiaries are Arch Insurance Company (“Arch Insurance”), Arch Specialty Insurance Company (“Arch Specialty”), Arch Indemnity Insurance Company (“Arch Indemnity Insurance”) and Arch Property Casualty Insurance Company (“Arch P&C”). Arch Insurance is an admitted insurer in 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. Arch Specialty is an approved excess and surplus lines insurer in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and an authorized insurer in one state. Arch Indemnity Insurance is an admitted insurer in 50 states and the District of Columbia. Arch P&C, which is not currently writing business, is an admitted insurer in 47 states and the District of Columbia and is filing applications for admission in all remaining states where it is not yet admitted. In 2024, we acquired Watford Insurance Company (“WIC”) from Somers. WIC is an admitted insurer in all 50 states and the District of Columbia. Our insurance group also operates McNeil & Company, Inc., a specialized risk manager and a program administrator we acquired in 2018 based in Cortland, New York. The headquarters for our insurance group’s U.S. support operations (excluding underwriting units) are in Jersey City, New Jersey. The insurance group has offices throughout the U.S., including five regional offices located in Alpharetta, Georgia; Chicago, Illinois; New York, New York; San Francisco, California; Dallas, Texas and additional branch offices.
On August 1, 2024, the Company completed the acquisition of Allianz’s U.S Middle Market Property & Casualty Insurance and U.S. Entertainment Property and Casualty Insurance Business (“MCE Acquisition”). This business is written by Fireman’s Fund Insurance Company, an affiliate of Allianz, and its subsidiaries (collectively, the “Business Entities”), in each case, relating to relevant policies with accident years 2016 and onwards (collectively, the
“Business”), as well as certain assets of Allianz and its affiliates related to the Business. In connection with the acquisition of the Business, the Company also entered into certain reinsurance agreements relating to the Business and the Business Entities and other agreements providing for administration and other services for the Business Entities by the Company for the applicable policies being reinsured following the closing. The acquisition of the Business is an important part of the Company’s growth strategy, and provides a ballast to our existing insurance business. It further enhances the Company’s capabilities in the U.S. middle markets and represents an attractive way to enter a new niche entertainment insurance market.
Our insurance operations in Canada are conducted through Arch Insurance Canada Ltd. (“Arch Insurance Canada”), a Canada domestic company which is authorized in all Canadian provinces and territories. Arch Insurance Canada is headquartered in Toronto, Ontario.
Arch Insurance (EU), based in Dublin, Ireland, received authorization from the Central Bank of Ireland (“CBI”) to expand its authorized classes of business as part of our plan to address the U.K.’s departure from the EU (“Brexit”). At the end of 2020, Arch Insurance (U.K.) received court approval in the U.K. to transfer its legacy book of business written in the European Economic Area (“EEA”) to Arch Insurance (EU) under Part VII of the U.K. Financial Services and Markets Act 2000. From January 2021, all of the insurance business in the EU previously written by Arch Insurance (U.K.) is now written through Arch Insurance (EU). Arch Insurance (EU) has branches in Italy, France, Spain and the U.K.
We conduct insurance operations on several platforms in the U.K., including Arch Insurance (U.K.) and our Lloyd’s syndicates: Arch Syndicate 2012 (“Arch Syndicate 2012”) and Arch Syndicate 1955 (“Arch Syndicate 1955” and, together with Arch Syndicate 2012, our “Lloyd’s Syndicates”). Arch Managing Agency Limited (“AMAL”) is the managing agent of our Lloyd’s Syndicates. These operations provide us access to Lloyd’s extensive distribution network and worldwide licenses. AMAL also acts as managing agent for third party members of Arch Syndicate 1955. Arch Underwriting at Lloyd’s (Australia) Pty Ltd, based in Sydney, Australia, is a Lloyd’s services company which underwrites exclusively for our Lloyd’s Syndicates. Collectively, the U.K. insurance operations are referred to as “Arch U.K.” Arch U.K. conducts its operations from London and other locations in the U.K. On May 1, 2024, we completed the sale of Castel Underwriting Agencies Limited, a managing general agency in the U.K. that we acquired as part of the Barbican acquisition.

ARCH CAPITAL	5	2024 FORM 10-K

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
•    Centralize responsibility for underwriting. Our insurance group consists of a range of product lines. The underwriting executive in charge of each product line oversees all aspects of the underwriting product development process within such product line. Our insurance group believes that centralizing control of such product line with the respective underwriting executive allows for tight management of underwriting and creates clear accountability for results. Our U.S. insurance group has five regional offices, and the executive in charge of each region is primarily responsible for all aspects of the marketing and distribution of our insurance group’s products, including the management of broker and other producer relationships, in the executive’s respective region. In our non-U.S. offices, a similar philosophy is observed, with responsibility for the management of each product line residing with the senior underwriting executive in charge of the relevant product line.
•    Maintain disciplined underwriting standards using our experience and strategic analytics to drive decisions. Our insurance group’s underwriting philosophy is to generate an underwriting profit through prudent risk selection and proper pricing. Our insurance group believes that the key to this approach is adherence to uniform underwriting standards across all types of business. Our insurance group’s senior management closely monitors the underwriting process. This strategy is underpinned by our belief in using data and strategic analytics to assess business through hard and soft underwriting conditions.
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
•    Promote and utilize an efficient distribution system. Our insurance group believes that promoting and utilizing a multi-channel distribution system provides efficient access to its broad customer base. We work with select international, national and regional retail and wholesale brokers and leading managing general agencies and program administrators, to distribute our insurance products.
•Grow strategic partnerships, acquire or build strategic businesses in niche areas or lines of business. Our insurance group aims to build more integrated long-term alignment with strategic partners offering superior access to niche opportunities, quality scalable businesses, or lines with reliable defensive qualities. We may grow existing partnerships or look to acquire businesses which further this strategy, such as our MCE Acquisition.
•Create or acquire scalable and diversified underwriting platforms which can flex depending on the underwriting cycle. Our experience as cycle managers is complemented by scalable underwriting platforms enabling us to increase or decrease our business as market conditions demand. The MCE platform enhances our U.S. focus on middle market companies using our strategic analytics capabilities and continued focus on customer solutions. We continue to focus on specialty risks as we build out a diversified platform across the insurance segment. Outside of the U.S., we are focused on continued expansion in continental Europe and optimizing opportunities in the London Market.
Underwriting Philosophy. We seek to generate an underwriting profit based on our careful analysis across each product line that focuses on the following:
•    risk selection;
•    desired attachment point;
•    limits and retention management;
•    due diligence, including financial condition, claims history, management, and product, class and territorial exposure;
•    underwriting authority and appropriate approvals; and
•    collaborative decision making.
We employ analytic capabilities to support this philosophy.
Marketing. Our insurance group’s products are marketed principally through a group of licensed independent retail and wholesale brokers. Clients (insureds) are referred to our insurance group through a large number of international,

ARCH CAPITAL	6	2024 FORM 10-K

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
Claims Management. Our insurance group’s claims management function is performed by claims professionals, as well as experienced external claims managers (third party administrators), where appropriate. In addition to investigating, evaluating and resolving claims, members of our insurance group’s claims departments work with underwriting professionals to develop products and services desired by the group’s clients.
Reinsurance Operations
Our reinsurance operations are conducted on a worldwide basis through our reinsurance subsidiaries, Arch Re Bermuda, Arch Re U.S., our Lloyd’s Syndicates, and Arch Re Europe. Arch Re Bermuda is dual-licensed as a Class 4 general business insurer and Class C long-term insurer and is headquartered in Hamilton, Bermuda. Arch Re Bermuda has been approved as a “certified reinsurer,” which allows reduced collateral for reinsurance ceded to such reinsurers. Arch Re Bermuda has also been approved as a “reciprocal jurisdiction reinsurer,” which allows ceding companies to eliminate regulatory collateral requirements for reinsurance ceded to such reinsurers and still take credit for that reinsurance. In October 2024, the U.S. Department of the Treasury, Bureau of Fiscal Services (“BFS”) recognized Arch Re Bermuda as an “Alien Reinsurer” (except on excess risks running to the U.S.), which allows T-Listed ceding companies to eliminate regulatory collateral requirements under the U.S. Treasury rules. Arch Re U.S. is licensed or is an accredited or otherwise approved reinsurer in 50 states, the District of Columbia and Puerto Rico, the provinces of Ontario and Quebec in Canada with its principal U.S. offices in Morristown, New Jersey. Treaty and facultative operations in Canada are conducted through the Canadian branch of Arch Re U.S. (“Arch Re Canada”). Arch Re U.S. is also an authorized insurer in Guam. Our property facultative reinsurance operations are conducted primarily through Arch Re U.S. The property facultative reinsurance operations have offices throughout the U.S., Canada, Europe and the U.K. Arch Re Europe, licensed and authorized as a non-life

ARCH CAPITAL	7	2024 FORM 10-K

reinsurer and a life reinsurer, is headquartered in Dublin, Ireland with branch offices in France, Switzerland and the U.K. AMAL is the managing agent for the reinsurance operations of our Lloyd’s Syndicates.
Arch Group Reinsurance Ltd. (“AGRL”), formed in December 2022, is a registered Class 3A general business insurer carrying on affiliated reinsurance business pursuant to the Insurance Act of 1978 of Bermuda. AGRL, a wholly-owned subsidiary of Arch-U.S., was established to provide internal reinsurance covering certain U.S. lines of business. AGRL is a U.S. taxpayer through a section 953(d) voluntary election under the Internal Revenue Code of 1986, as amended.
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
•Maintain flexibility and respond to changing market conditions. Our reinsurance group’s organizational structure and philosophy allows it to take advantage of increases or changes in demand or favorable pricing trends. Our reinsurance group believes that its existing platforms, broad underwriting expertise and substantial capital facilitate adjustments to its mix of business geographically and by line and type of coverage. Our reinsurance group believes that this flexibility allows it to participate in those market opportunities that provide the greatest potential for underwriting profitability.
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
The reinsurance group’s treaty operations generally seek to write significant lines on less commoditized classes of coverage, such as specialty property and casualty reinsurance treaties. However, with respect to other classes of coverage, such as property catastrophe and casualty clash, the reinsurance group’s treaty operations participate in a relatively large number of treaties where they believe that they can underwrite and process the business efficiently. The reinsurance group’s casualty facultative and property facultative underwriters write reinsurance on a facultative basis whereby they assume part of the risk under primarily single insurance contracts. Facultative reinsurance is typically purchased by ceding companies for individual risks not covered by their reinsurance treaties, for unusual risks or for amounts in excess of the limits on their reinsurance treaties.
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
•historical loss data for the cedent and, where available, for the industry as a whole in the relevant regions, in

ARCH CAPITAL	8	2024 FORM 10-K

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
Mortgage Operations
Our mortgage operations include mortgage insurance and reinsurance in the U.S. and internationally, as well as participation in GSE credit risk-sharing transactions. Our mortgage group includes direct mortgage insurance in the U.S. primarily through Arch Mortgage Insurance Company (“AMIC”), United Guaranty Residential Insurance Company (“UGRIC”), and Arch Mortgage Guaranty Company (“AMG” and together with AMIC and UGRIC, “Arch MI U.S.”); mortgage reinsurance primarily through Arch Re Bermuda on both a proportional and non-proportional basis globally; mortgage insurance and reinsurance in the EEA and U.K. primarily through Arch Insurance (EU), and in Australia through Arch Indemnity; and participation in various GSE credit risk-sharing products primarily through Arch Re Bermuda.
In 2014, we entered the U.S. mortgage insurance marketplace, underwriting on the AMIC platform. AMIC is licensed and operates in all 50 states, the District of Columbia, Puerto Rico and Guam. In December 2016, we completed the acquisition of UGC and its primary operating subsidiary, UGRIC, which is licensed and operates in all 50 states, the District of Columbia and the U.S. Virgin Islands.
AMIC and UGRIC have each been approved as an eligible mortgage insurer by Fannie Mae and Freddie Mac, subject to maintaining certain ongoing requirements (“eligible mortgage insurer”). AMG offers direct mortgage insurance to U.S. mortgage lenders with respect to mortgages that lenders intend to retain in portfolio or include in non-agency securitizations. AMG, which is licensed in all 50 states and the District of Columbia, insures mortgages that are not intended to be sold to the GSEs, and it is therefore not approved by either GSE as an eligible mortgage insurer.
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

ARCH CAPITAL	9	2024 FORM 10-K

management to offer mortgage insurance, reinsurance and other risk-sharing products in the U.S., Europe, the U.K. and Australia.
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
•Maintain our position as a leading provider of U.S. mortgage insurance business. We have been a leading provider of mortgage insurance products and services to national and regional banks and mortgage originators for most of the last decade, and this position has helped us generate significant business opportunities for Arch.
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
•Reinsurance. Arch Re Bermuda provides quota share and excess of loss reinsurance covering U.S. and international mortgages.

ARCH CAPITAL	10	2024 FORM 10-K

•Other credit risk-sharing products. In addition to providing traditional mortgage insurance and reinsurance, we offer various credit risk-sharing products to government agencies and mortgage lenders. The GSEs have reduced their exposure to mortgage risk by shifting a portion of it to the private sector, creating opportunities for insurers to assume additional mortgage risk. Arch Re Bermuda and its affiliates have regularly participated in both Fannie Mae and Freddie Mac single family and multifamily risk sharing programs since their inception over 10 years ago.
In 2019, we established Arch Credit Risk Services (Bermuda) Ltd. (“Arch CRS”). Arch CRS is licensed by the Bermuda Monetary Authority (“BMA”) as an insurance agent in Bermuda. Arch CRS offers mortgage credit assessment and underwriting advisory services with respect to participation in GSE credit risk transfer transactions.
Underwriting Philosophy. Our mortgage group believes in a disciplined, analytical approach to underwriting mortgage risks by utilizing proprietary and third-party models, including forecasting delinquency and future home price movements with the goal of ensuring that premiums are adequate for the risk being insured. Experienced actuaries and statistical modelers are engaged in analytics to inform the underwriting process. As part of the underwriting process, our mortgage group typically assesses a variety of factors, including the:
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
Sales and Distribution. In the U.S., we employ a sales force to directly sell mortgage insurance products and services to our customers, which include mortgage originators such as mortgage bankers, mortgage brokers, commercial banks, savings institutions, credit unions and community banks. Our largest single mortgage insurance customer in the U.S. (including branches and affiliates) accounted for 6.2% and 7.3% of our gross premiums written for the years ending December 31, 2024 and 2023, respectively. No other customer accounted for greater than 3.2% and 2.9% of the gross premiums written for the years ending December 31, 2024 and 2023, respectively. The percentage of gross premiums written on our top 10 customers was 25.2% and 24.6% as of December 31, 2024 and 2023, respectively. In Europe, Bermuda and Australia, our products and services are distributed on a direct basis and through brokers. Each country represents a unique set of opportunities and challenges that require knowledge of market conditions and client needs to develop effective solutions.
Risk Management. Exposure to mortgage risk is monitored globally and managed through underwriting guidelines, pricing, reinsurance, utilization of proprietary risk models, concentration limits and limits on net probable loss resulting from a severe economic downturn in the housing market. Exposure to climate risk has also been incorporated into the risk management framework of our mortgage group to monitor and manage our exposure to potential (i) losses related to the direct physical impact of extreme weather conditions or events in certain transactions; and/or (ii) adverse economic or housing market conditions caused by the physical impact of extreme weather conditions or events on a region or the financial impact of transitioning to a zero or low carbon economy on a region. Generally, mortgage insurance policies exclude direct physical losses resulting from physical damages, such as damage caused by extreme weather events, though we do have some exposure to physical damage in certain GSE credit risk transfer (“CRT”) and European structured financial transactions. Additionally, we actively monitor developments in the housing market, financial regulation and public policy in the geographies where our mortgage group operates to facilitate implementation of laws, regulations and policies which support sustainable environmental behavior and mitigate the effects of climate change. For a discussion of our risk management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Estimates—Ceded Reinsurance” and “Risk Factors—Risks Relating to Our Industry, Business and Operations—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.”

ARCH CAPITAL	11	2024 FORM 10-K

Our mortgage group has ceded a portion of its premium through quota share and aggregate excess of loss reinsurance agreements which provide reinsurance coverage for delinquencies on portfolios of in-force policies issued between certain periods. See note 8, “Reinsurance,” to our consolidated financial statements in Item 8 for further details.
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

ARCH CAPITAL	12	2024 FORM 10-K

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
Climate Change Considerations
We are taking steps to mitigate the effects of climate change in our underwriting segments. We seek to identify business opportunities associated with environmentally friendly trends and incentivize responsible environmental behaviors. We have adopted a thermal coal policy in our global insurance operations and provide environmentally sustainable insurance solutions in certain product lines.
Artificial Intelligence
Artificial intelligence (“AI”) encompasses a range of machine-based capabilities, including traditional rule-based and machine learning AI as well as generative AI. We incorporate AI to assist with tasks such as catastrophe modeling and predictive analytics to help mitigate losses and enhance our product offerings. We also use AI in our insurance operations in particular to provide more information about past experiences and submissions, thus allowing our professionals to make more data driven underwriting decisions. The use of generative AI technologies is reviewed and monitored very closely with approval required for each new generative AI technology proposed for use in our operations. We consider AI capabilities invaluable opportunities to assist with our goal of making data-driven decisions part of our business strategy.
HUMAN CAPITAL

We are driven by our common purpose of “Enabling Possibility” for our customers, our communities and our employees. This purpose is supported by our collaborative, results-driven culture which relies on our dedicated, engaged and talented people. By continuously working to offer a meaningful and engaging employee experience, we not only seek to help people perform at their best among colleagues who care, but also aim to support our strategy of delivering specialty products and innovative solutions to our customers in each of our business segments. As of February 20, 2025, we had just over 7,200 employees globally, compared to around 6,400 last year, which directly speaks to our ability to sustain our strong and unique culture as we grow, which is a key enabler to top talent retention. We have approximately 4,100 employees in North America (U.S., Canada, Bermuda and Cayman Islands), 1,700 employees in Europe and the U.K. and 1,400 employees in the Philippines, Australia and the rest of the world.
Our People and Culture. An important aspect of our culture is sustaining an engaged and talented workforce. We strive to leverage the best contributions and ideas of our employees across our Company. To this end, we are committed to embedding these principles in our operations. In 2024, our six employee networks provided a forum for over 1,400 employees to share ideas, build community, provide leadership opportunities for members and contribute meaningfully to business outcomes. These networks are open to all our employees, fostering deeper connections with colleagues.
Talent Acquisition, Development, Rewards and Retention. Our employees are integral to the Company, and we maintain a sharp focus on enhancing the ways we attract, develop and retain our high-performing talent. In 2023, we launched a new talent acquisition model that modernized our approach to the talent market. This aims to maximize our ability to find and hire top talent across multiple talent pools and proactively source pipelines of key talent.
We provide career growth opportunities through a combination of on-the-job training and experience, exposure to top-notch colleagues who coach and mentor, and education and training programs designed to accelerate learning and applying new skills and behaviors. We offer competitive compensation and comprehensive benefits packages, including an employee share purchase plan, parental leave, contributions to retirement savings plans and programs to support employee mental and physical well-being. We recognize the financial burden of educational loans in the U.S. and have supported our employees with a student debt assistance program. Since the inception of the program in 2018, we have contributed approximately $5 million to this

ARCH CAPITAL	13	2024 FORM 10-K

program, including $0.9 million in 2024. We also match eligible contributions to qualified charitable organizations and employees are offered two paid volunteer time-off days per calendar year with an eligible non-profit organization. Our Arch Achieve program has recognized over 500 employees for excellence since its inception in 2009, and each recipient is awarded a cash bonus to recognize their accomplishments.
We continue to see high engagement with our global recognition program, with over 65,000 awards received by employees in 2024 (over 100,000 awards since inception in February 2023). Awards are tied to Arch values and are used to recognize effort and impact associated with those values. The program directly supports our collaborative and results-driven culture, as well as our focus on employee engagement and retention. Approximately 70% of all awards in 2024 were peer to peer with “Embracing the power of teamwork” trending as the top award reason followed by “Striving to make a difference”.
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
RESERVES

Reserves for losses and loss adjustment expenses (“Loss Reserves”) represent estimates of what the insurer or reinsurer ultimately expects to pay on claims at a given time, based on the facts and circumstances then known, and it is probable that the ultimate liability may exceed or be less than such estimates. Even actuarially sound methods can lead to subsequent adjustments to reserves that are both significant and irregular due to the nature of the risks written. Loss Reserves are inherently subject to uncertainty.
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
Unpaid and paid losses and loss adjustment expenses recoverable were approximately $8.3 billion at December 31, 2024. For detail on our unpaid and paid losses and loss adjustment expenses, see the Reinsurance Recoverables section of “Financial Condition, Reinsurance Recoverables” in Item 7.
INVESTMENTS

At December 31, 2024, total investable assets held by Arch were $41.4 billion. Our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to grow and, in the future, may expand into areas that are not part of our current investment strategy. For detail on our investments, see the Investable Assets Held by Arch section of “Financial Condition” in Item 7 and note 9, “Investment Information,” to our consolidated financial statements in Item 8.
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

ARCH CAPITAL	14	2024 FORM 10-K

The ratings issued on our companies by these agencies are announced publicly and are available on our website and directly from the agencies.
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
In our property casualty insurance and reinsurance businesses, we compete with insurers and reinsurers that provide specialty, property, and casualty lines of insurance, including, but not limited to Allianz, American Financial Group, Inc., American International Group, Inc., Aviva, AXA XL, AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Limited, CNA Financial Corp., Convex Group Limited, Everest Group Ltd., Fairfax Financial Holdings Limited, Hannover Rück SE, The Hartford Financial Services Group, Inc., Liberty Mutual Group, Lloyd’s, Markel Corporation, Munich Re Group, PartnerRe Ltd., RenaissanceRe Holdings Ltd., RLI Corp., SCOR, Sompo International, Swiss Reinsurance Company, Tokio Marine, The Travelers Companies, Inc., W.R. Berkley Corp. and Zurich Insurance Group.
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
In our non-U.S. mortgage insurance businesses, we compete with insurance subsidiaries of Helia Group Ltd. and QBE Insurance Group, Ltd. in Australia as well as the Australian Government’s Home Guarantee Scheme that provides coverage to participating lenders for first time homebuyers and other eligible borrowers; in Europe, our competitors on structured capital relief transactions include approximately 10-15 highly rated multi-line (re)insurers in addition to over 30 funded credit investors.
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

ARCH CAPITAL	15	2024 FORM 10-K

regulatory, cyber security, investor relations (reputational risk) and outsourcing risks. We view sustainability related risks not as standalone risks but as an integral part of our enterprise-wide risk management strategy. Consequently, evaluations of these risks are embedded throughout our risk management framework.
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

ARCH CAPITAL	16	2024 FORM 10-K

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
Bermuda
General. Our main Bermuda insurance operating subsidiary, Arch Re Bermuda, is dual licensed as a Class 4 general business insurer and a Class C long-term insurer and is subject to the Insurance Act 1978 of Bermuda and related regulations, as amended (“Insurance Act”). AGRL, a Class 3A general insurer in Bermuda, is also subject to the Insurance Act. Among other matters, the Insurance Act imposes certain solvency and liquidity standards, auditing and reporting requirements, the submission of certain period examinations of its financial conditions and grants the BMA powers to supervise, investigate, require information and demand the production of documents and intervene in the affairs of insurance companies. Significant requirements include the appointment of an independent auditor, the appointment of a loss reserve specialist, the appointment of a principal representative in Bermuda, the filing of annual Statutory Financial Returns, the filing of annual financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), the filing of an annual capital and solvency return, compliance with minimum and enhanced capital requirements, compliance with certain restrictions on reductions of capital and the payment of dividends and distributions, compliance with group solvency and supervision rules, if applicable, and compliance with the Insurance Code of Conduct (relating to corporate governance, risk management and internal controls).
The Insurance Act provides a minimum liquidity ratio for Bermuda insurers engaged in general business, such as AGRL and Arch Re Bermuda. AGRL is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Arch Re Bermuda must also comply with the same minimum liquidity ratio and minimum solvency margin in respect of its general business, only. The minimum solvency margin, which varies depending on the class of the insurer, is determined as a percentage of either net reserves for losses and loss adjustment expenses (“LAE”) or premiums or pursuant to a risk-based capital measure.
Arch Re Bermuda and AGRL are also subject to an enhanced capital requirement (“ECR”) which is established by reference to either the Bermuda Solvency Capital Requirement model (“BSCR”) or an approved internal capital model. The BSCR model is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. The BMA has established a target capital level for each Class 3A and Class 4 insurer equal to 120% of its ECR. While a Class 3A and/or Class 4 insurer is not currently required to maintain its available statutory economic capital and surplus at this level, the target capital level serves as an early warning tool for the BMA, and failure to maintain statutory capital at least equal to the target capital level will likely result in increased regulatory oversight. As a Class C insurer, Arch Re Bermuda is also required to maintain available statutory economic capital and surplus in respect of its long-term business at a level equal to or in excess of its long-term enhanced capital requirement that is established by reference to either the Class C BSCR model or an approved internal capital model.
Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is in breach of its general business or long-term business enhanced capital requirements, minimum solvency margins or its general business minimum liquidity ratio or if the declaration or payment of such dividends would cause such a breach. As a general business insurer, AGRL is also prohibited from declaring or paying any dividends during any financial year if it is in breach of its capital requirements, solvency margins or its minimum liquidity ratio or if the declaration or payment thereof would cause such a breach. If either Arch Re Bermuda and/or AGRL has failed to meet its minimum solvency margins or minimum liquidity ratio on the last day of any financial year, it will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year. In addition, each of Arch Re Bermuda and AGRL is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet the required margins. Without the approval of the BMA, each of Arch Re Bermuda and AGRL are prohibited from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements and any application for such approval must include an affidavit stating that it will continue to meet the required margins. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA. Under the Bermuda Companies Act of 1981, as amended (the “Companies Act”), Arch Re Bermuda and AGRL may each

ARCH CAPITAL	17	2024 FORM 10-K

declare or pay a dividend out of distributable reserves only if the company has reasonable grounds for believing that it is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than its liabilities.
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
Group Supervision. The BMA acts as group supervisor of our group of insurance and reinsurance companies (“Group”) and has designated Arch Re Bermuda as the designated insurer (“Designated Insurer”). As our Group supervisor, the BMA performs a number of functions including: (i) coordinating the gathering and dissemination of relevant or essential information for going concerns and emergency situations, including the dissemination of information which is of importance for the supervisory task of other competent authorities; (ii) carrying out supervisory reviews and assessments of our Group; (iii) carrying out assessments of our Group's compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (iv) planning and coordinating through regular meetings held at least annually (or by other appropriate means) with other competent authorities, supervisory activities in respect of our Group; both as a going concern and in emergency situations (v) coordinating any enforcement action that may need to be taken against our Group or any Group member(s); and (vi) planning and coordinating meetings of colleges of supervisors in order to facilitate the carrying out of these functions. As Designated Insurer, Arch Re Bermuda is required to facilitate compliance by our Group with the group insurance solvency and supervision rules.
On an annual basis, the Group is required to file the Group statutory financial statements, a Group statutory financial return, a Group capital and solvency return, audited Group financial statements, a Group Solvency Self-Assessment (“GSSA”), and a financial condition report with the BMA. The GSSA is designed to document our perspective on the capital resources necessary to achieve our business strategies and remain solvent, and to provide the BMA with insights on our risk management, governance procedures and documentation related to this process. In addition, the Designated Insurer is required to file quarterly group financial returns with the BMA. The Group is also required to maintain available Group statutory economic capital and surplus in an amount that is at least equal to the group enhanced capital requirement (“Group ECR”) and the BMA has established a group target capital level equal to 120% of the Group ECR.
International Association of Insurance Supervisors (“IAIS”). The IAIS is a voluntary membership organization of insurance supervisors and regulators from more than 200 jurisdictions, including Bermuda and the U.S. states (through the National Association of Insurance Commissioners, or “NAIC”). In November 2019, the IAIS adopted the Holistic Framework for Systemic Risk in the Insurance Sector (“Holistic Framework”) and the Common Framework for Supervision of Internationally Active Insurance Groups (“ComFrame”).
The Holistic Framework is an enhanced set of supervisory policy measures for macroprudential purposes, designed to mitigate systemic risk and increase resilience through a sector-wide approach. ComFrame establishes supervisory standards and guidance focusing on the effective group-wide supervision of large Internationally Active Insurance Groups (“IAIGs”). Among other things, ComFrame prescribes a risk-based, global insurance capital standard (“ICS”) for IAIGs for the purpose of creating a common framework for comparing and assessing IAIGs’ group-wide capital adequacy. While IAIS standards currently have no legal effect, IAIS members, including the BMA and the NAIC, are required to implement certain IAIS standards to maintain good standing and prevent retaliatory measures from other IAIS members. On that basis, IAIS members are required to implement ICS, or an alternative group-wide capital requirement that provides comparable outcomes, for IAIGs, beginning in 2025.
The BMA is expected to embed ComFrame and the Holistic Framework standards, including the ICS, into the Bermuda commercial regulatory regime (particularly for IAIGs) effective as of May 1, 2025. The new standards aim to ensure that insurers prepare for a range of possible adverse situations ahead of any severe stress condition, including the creation and adoption of recovery plans through Arch Re Bermuda’s internal governance. These standards are expected to apply to Arch Re Bermuda as a commercial insurer. Additional guidance from the BMA in relation to recovery planning is expected to be consulted and published in 2025.
On October 30, 2024, the IAIS released a public register of 59 IAIGs that have been disclosed by relevant supervisors. Arch Capital was formally designated as an IAIG by the BMA, its group-wide supervisor, in 2024 and listed by the BMA on the aforementioned public register. As such, Arch is subject to international oversight coordinated by the BMA. Consultation remains ongoing between Arch Re Bermuda

ARCH CAPITAL	18	2024 FORM 10-K

and the BMA on the requirements applicable to the Group under Bermuda law and in line with the proposed modifications to the BMA’s prudential framework as ComFrame and the Holistic Framework develop.
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

ARCH CAPITAL	19	2024 FORM 10-K

Personal Information Protection Act 2016. Bermuda’s principal data protection and privacy legislation is the Personal Information Protection Act 2016 (“PIPA”). On January 1, 2025, PIPA was fully implemented. PIPA applies to every organization (which includes any individual, entity or public authority) that uses personal information in Bermuda where that personal information is used by automated or other means which form, or are intended to form, part of a structured filing system. PIPA does not define privacy explicitly but rather defines “personal information” and sets out privacy rules for institutions to follow for the collection, use, disclosure, maintenance, retention, security and disposal of personal information. For the purposes of PIPA, “personal information” means any information about an identified or identifiable individual (meaning a natural person), and “use” or “using” are very broadly defined and means carrying out any operation on personal information, including collecting, obtaining, recording, holding, storing, organizing, adapting, altering, retrieving, transferring, consulting, disclosing, disseminating or otherwise making available, combining, blocking, erasing or destroying it. Personal information used by an insurer in Bermuda would include (without limitation) information relating to policyholders, employees, consultants, service providers, officers, employees, consultants or any other third party of the insurer. Our Bermuda entities are subject to PIPA requirements.
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

ARCH CAPITAL	20	2024 FORM 10-K

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
The NAIC Insurance Holding Company System Model Act and Model Regulation (“Insurance Holding Company Models”) include provisions that require the ultimate controlling person of an insurance holding company system to file an annual group capital calculation (“GCC”), unless the ultimate controlling person or its insurance holding company system is exempt from the filing requirement. The GCC amendments to the Insurance Holding Company Models aim to streamline group-wide supervision by leveraging U.S. regulators’ existing risk and solvency measures and applying them on a group-wide basis. Arch’s U.S. lead state regulator, the Missouri Department of Commerce & Insurance (“MDCI”), adopted the GCC provisions of the Insurance Holding Company Models in 2021.
In November 2024, the form of group capital calculation set forth in the Insurance Holding Company Models (“aggregation method”) was deemed by the IAIS to be an acceptable alternative group-wide capital requirement to the IAIS-developed ICS, meaning that the U.S.-developed aggregation method will be considered an outcome-equivalent approach to the ICS. The Company has been advised by the MDCI that it has no current intention of requiring Arch to submit a GCC report.
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
U.S. primary insurers also may receive credit for reinsurance ceded to unauthorized reinsurers without collateral or with less than 100% collateral under revisions to the NAIC Credit for Reinsurance Model Law (#785) and the Credit for Reinsurance Model Regulation (#786) (collectively, the “NAIC Model Law and Regulation”). All U.S. states, the District of Columbia and Puerto Rico have adopted revisions to the NAIC Model Law and Regulation that allow full credit to U.S. ceding insurers for reinsurance ceded to reinsurers that have been approved as “certified reinsurers” based upon less than 100% collateralization. As of January 24, 2025, Arch Re Bermuda is approved as a “certified reinsurer” for the 2025 calendar year in 47 states with applications pending in 6 additional states and territories. In addition, 2019 amendments to the NAIC Model Law and Regulation eliminate reinsurance collateral requirements for reinsurers that (1) have their head office or are domiciled in EU Member States, the U.K., NAIC accredited U.S. jurisdictions and other jurisdictions deemed “reciprocal jurisdictions” by the NAIC (although individual states may approve or reject the designation of such other jurisdictions as a “reciprocal jurisdiction”), and (2) have been approved as a “reciprocal jurisdiction reinsurer.” The NAIC list of approved reciprocal jurisdictions includes Bermuda, Japan and Switzerland. All U.S. states, the District of Columbia and Puerto Rico have adopted the 2019 amendments to the NAIC Model Law and Regulation. As of January 24, 2025, Arch Re Bermuda is approved as a “reciprocal jurisdiction reinsurer” for the 2025 calendar year in 49 states with applications pending in 4 additional states and territories. In addition, as of January 24, 2025, AGRL is approved as a “reciprocal jurisdiction reinsurer” in its lead state of Missouri and an additional four states for the 2025 calendar year. In October 2024, the U.S. Department of the Treasury recognized Arch Re Bermuda as an Alien Reinsurer (except on excess risks running to the U.S.), which allows T-Listed ceding companies to eliminate regulatory collateral requirements under the U.S. Treasury rules.

ARCH CAPITAL	21	2024 FORM 10-K

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
Cybersecurity and Privacy. The SEC maintains cybersecurity disclosure rules (“SEC Cybersecurity Rules”) mandating cybersecurity incident and risk management disclosure for public companies such as Arch. The SEC Cybersecurity Rules became effective in December 2023 and mandate that public companies report a cybersecurity incident on a Form 8-K within four days after they determine that the incident is material. Additional disclosure by registrants in the Form 10-K annual report should describe their processes for assessing, identifying and managing material risks from cybersecurity threats, the material impacts of cybersecurity threats and previous cybersecurity incidents. See Item 1C, “Cybersecurity” for further information about our disclosures.
In March 2022, the U.S. government passed the Cyber Incident Reporting for Critical Infrastructure Act of 2022, which will require companies deemed to be part of U.S. critical infrastructure to report any substantial cybersecurity incidents or ransom payments to the federal government within 72 and 24 hours, respectively. The Cybersecurity & Infrastructure Security Agency considers financial services, which includes insurance companies, as a critical infrastructure sector. The implementing regulations are not expected on or before October 4, 2025.
The NAIC adopted an Insurance Data Security Model Law in 2017 that requires insurers, insurance producers and other entities required to be licensed under state insurance laws to comply with certain requirements under state insurance laws, such as developing and maintaining a written information security program, conducting risk assessments overseeing the data security practices of third-party service providers and meeting expanded breach notification requirements. This model law has been adopted in states in which our U.S. subsidiaries are licensed and operate. In addition, certain state insurance regulators, such as the New York Department of Financial Services (“NYDFS”), continue to issue regulations and guidance that impose regulatory requirements relating to privacy and cybersecurity.
Privacy legislation and regulation also exists in many of the U.S. states. The California Consumer Privacy Act of 2018 (“CCPA”), effective since January 1, 2023, grants California consumers certain rights to, among other things, access, correct and delete data about them subject to certain exceptions, as well as a private right of action related to cybersecurity breaches with statutory penalties. The CCPA created a new privacy-focused California regulatory agency with enforcement authority, the California Privacy Protection Agency (“CPPA”) and certain rules regarding cybersecurity audits and privacy risk assessments that have been proposed by the CPPA may be adopted in the future.
In addition, a range of new cybersecurity and privacy laws have been passed or are under consideration in other states, as well as by the federal government. Twenty states have passed comprehensive state data privacy laws and such laws are effective in thirteen of those states. These state laws provide consumer privacy rights and protections like those in the CCPA and CPRA, although many of them exempt entities subject to the Gramm-Leach-Bliley Act from their requirements.
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
In 2023, the NAIC adopted a model bulletin entitled “Use of Artificial Intelligence Systems by Insurers” that sets forth state insurance regulators’ expectations on how insurers should govern the use of advanced analytical and computational technologies used to make or support decisions impacting consumers. Such expectations include implementation of a written program for the responsible use of AI systems that make or support decisions related to regulated insurance practices, which program should be designed to mitigate certain risks. As of February 1, 2025, at least 20 states have adopted the bulletin and we expect more states to do the same.
States with specific AI guidance or regulations impacting our U.S. insurance companies include California, Colorado and New York. NYDFS expects insurers doing business in New York to observe their 2024 Insurance Circulator Letter No.7 regarding the use of AI systems which adopts a risk-based approach to evaluating their AI systems used for underwriting and pricing of insurance products. AI systems should be assessed to ensure that they do not produce disproportionate adverse effects in underwriting or pricing for similarly situated individuals and tested regularly to ensure that they do not produce unfair or unlawful outcomes.

ARCH CAPITAL	22	2024 FORM 10-K

The NYDFS also issued guidance regarding cybersecurity risks arising from AI requiring us to continuously assess these risks and implement appropriate cybersecurity measures to mitigate these threats.
California passed several AI statutes in 2024 (Assembly Bills 2885 and 1008, Senate Bill 1223 California AI Transparency Act and the Training Date Transparency Act) which may impact our U.S. underwriting entities. While some of these laws do not take effect until January 1, 2026, the requirements are comprehensive.
On November 8, 2024, the CPPA formally proposed draft amendments to regulations under the CCPA that would create new rules governing consumer notice, access, and opt-out rights with respect to Automated decision-making Technology (“ADMT”). Under the proposed rules, businesses would also have to make significant disclosures about their implementation of ADMT. The proposed language broadly defines ADMT to include any technologies that processes personal information and uses computation to execute a decision, replace human decision-making, or substantially facilitate human decision-making” and explicitly includes artificial intelligence, machine learning, and profiling.
On the federal level, on January 23, 2025 President Donald Trump issued an executive order on artificial intelligence requiring a review of existing AI policies and directives that act as barriers to American AI innovation. It is difficult to know how the Trump administration will address AI at a federal level, and any changes to laws and regulations regarding how we may use AI could prevent or limit our use of AI. On the state level, hundreds of a new proposed AI laws have been proposed this year across the U.S., including proposed bills in Connecticut, Massachusetts, New Mexico, New York and Virginia.
Globally, many new AI laws are being proposed or have taken effect, the most significant of which is in the EU. See “Regulation—Europe” for further details on our insurance operations.
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
Our mortgage insurance operations are not currently subject to state risk-based capital requirements, but rather are subject to state risk to capital or minimum policyholder position requirements. The NAIC adopted a revised Mortgage Guaranty Insurance Model Act in 2023. Wisconsin is the only state that has begun the process to replace its current mortgage guaranty insurance regulations to more closely align with the revised Mortgage Guaranty Insurance Model Act.
Guaranty Funds and Market Restrictions. Most states require all admitted insurance companies to participate in their respective guaranty funds which cover certain claims against insolvent insurers. Solvent insurers licensed in these states are required to cover the losses paid on behalf of insolvent insurers by the guaranty funds and are generally subject to annual assessments in the states by the guaranty funds to cover these losses. Mortgage guaranty insurance, among other lines of business, is typically exempt from participation in guaranty funds.
States also limit the ability of insurers to manage risk by restricting their ability to withdraw from or otherwise reduce their exposure based on a change in market conditions. Some states’ laws also require or give regulators the discretion to take action in the aftermath of certain events, such as natural catastrophes, including the ability to impose moratoria on policy cancellations or nonrenewals, and to impose “grace periods” on premium payments. These restrictions and requirements are generally limited to the personal lines insurance markets, but may affect our business as well.

ARCH CAPITAL	23	2024 FORM 10-K

Climate Change and Financial Risks. Some U.S. state insurance regulators have increased their oversight of insurance company governance, reporting and disclosure relating to the potential risks presented by climate change and one or more states may adopt climate-change-related requirements that impact our insurance and reinsurance companies. In 2020, NYDFS issued a circular letter stating that NYDFS expects insurers authorized in New York to integrate the consideration of climate risks into their governance frameworks, risk management processes and business strategies, including the designation of a board committee or member and senior management function to be accountable for the company’s assessment and management of the financial risks from climate change. In 2021, NYDFS issued additional guidance for New York Domestic Insurers on Managing the Financial Risks from Climate Change that reiterates many of the principles outlined in the 2020 circular letter. New York and other states also require licensed insurers with countrywide premium written of at least $100 million to annually provide disclosure of their assessment and management of climate related risks.
Other Federal Regulation. Although state regulation is the dominant form of regulation for insurance and reinsurance business, a number of federal laws currently affect and apply to the insurance industry and the landscape of federal regulation could change. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) created the FIO, which is not a federal regulator or supervisor of insurance, but monitors the insurance industry for systemic risk, consults with the states regarding insurance matters, develops federal policy on aspects of international insurance matters, is authorized to assist the U.S. Secretary of the Treasury in negotiating “covered agreements” between the U.S. and foreign governments that address insurance prudential measures, and administers the Terrorism Risk Insurance Program (“TRIP”). The TRIP will expire on December 31, 2027 unless reauthorized by Congress.
The U.S. Department of the Treasury, Bureau of Fiscal Service (“BFS”), also regulates insurance companies that write surety bonds on, or reinsure, federal surety bonds. Arch Insurance Company and Arch Reinsurance Company are approved by BFS as “Certified Companies” meaning that they are permitted to insure and reinsure surety bond business, including federal surety bonds, subject to certain underwriting restrictions and BFS supervision. In 2024, Arch Re Bermuda was approved for “Alien Reinsurer” status by the BFS, which subjects it to similar restrictions and requirements, but also enables it to provide credit for reinsurance to Treasury-authorized insurers and to reinsure certain risks without the need to post collateral for the benefit of the cedent.
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
GSE Eligible Mortgage Insurer Requirements. GSEs impose requirements on private mortgage insurers so that they may be eligible to insure loans sold to the GSEs, known as the Private Mortgage Insurer Eligibility Requirements (“PMIERs”). The PMIERs apply to our eligible mortgage insurers, but do not apply to AMG, which is not GSE-approved. The PMIERs impose limitations on the type of risk insured, the forms and insurance policies issued, standards for the geographic and customer diversification of risk, procedures for claims handling, acceptable underwriting practices, standards for certain reinsurance cessions and financial requirements, among other things. The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer to meet or exceed “minimum required assets” as of each quarter end. In August 2024, the GSEs updated PMIERs to incorporate new deductions to the definition of available assets for investment risk. This update will become effective March 31, 2025, but the impact will be phased in through September 30, 2026. Minimum required assets are calculated from PMIERs tables with several risk dimensions including origination year, original loan-to-value, original credit score of performing loans, and the delinquency status of non-performing loans.
Russian Sanctions. The U.S. first imposed sanctions on the Russian Federation following its annexation of Crimea in 2014. Since February 2022, the U.S. has since imposed several new sanctions on Russia in response to the Russian invasion of Ukraine and the ongoing hostilities. Recent 2025 Biden administration sanctions also target the Russian energy sector, including Russian and non-Russian companies, persons and vessels which are aiding Russia’s production of oil. These sanctions may have extra-territorial reach to our non-U.S. underwriting subsidiaries. The U.S.-Russia discussions regarding the war in Ukraine and the use of U.S. sanctions is an evolving topic which we continue to review. We will evaluate and prepare for any changes in our sanctions program and business operations.

ARCH CAPITAL	24	2024 FORM 10-K

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
United Kingdom
General. The Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”) regulate insurance and reinsurance companies and the FCA regulates firms carrying on insurance distribution activities operating in the U.K. under the Financial Services and Markets Act 2000 (the “FSMA”). In May 2004, Arch Insurance (U.K.) was granted the relevant permissions for the classes of insurance business which it underwrites in the U.K. AMAL currently manages our Lloyd’s Syndicates pursuant to its authorizations by the U.K. regulators and Lloyd’s. All U.K. companies are also subject to a range of statutory provisions, including the laws and regulations of the Companies Act 2006 (as amended) (the “U.K. Companies Act”).
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
Lloyd’s Supervision. The operations of AMAL (as managing agent of our Lloyd’s Syndicates) and each syndicate’s respective corporate members, are subject to the byelaws and regulations made by (or on behalf of) the Council of Lloyd’s, and requirements made under those byelaws. The Council of Lloyd’s, established in 1982 by Lloyd’s Act 1982, has overall responsibility and control of Lloyd’s. Those byelaws, regulations and requirements provide a framework for the regulation of the Lloyd’s market, including specifying conditions in relation to underwriting and claims operations of Lloyd’s participants. The Council of Lloyd’s has discretionary powers to regulate corporate members’ underwriting at Lloyd’s. Lloyd’s is also subject to the provisions of the FSMA. Lloyd's is authorized by the PRA and regulated by the PRA and FCA. Those entities acting within the Lloyd’s market are required to comply with the requirements of the FSMA and provisions of the PRA’s or

ARCH CAPITAL	25	2024 FORM 10-K

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
Arch Insurance (U.K.), and the corporate members of our Lloyd’s Syndicates are required to meet economic risk-based solvency requirements based on Solvency II.
On January 31, 2020, the U.K. withdrew from the EU with the terms of Brexit set forth in the Withdrawal Agreement agreed by the U.K. Parliament and the EU Parliament. At the expiration of the transition period from January 31, 2020 until December 31, 2020 (the “Transition Period”), during which time the U.K. remained in the EU customs union and single market, the EU (Withdrawal) Act 2018, as amended, has transposed all applicable direct EU legislation into domestic U.K. law, thus ensuring the continuing application of Solvency II under the U.K.’s financial services regulatory regime.
In November 2022, HM Treasury set out the U.K. government’s final reform package on the Solvency II framework in the U.K. Significant changes to be introduced by these reforms included the reduction in risk margin by 30% for non-life insurers and the proposal to remove branch capital requirements.
FSMA 2023 provides a framework for the revocation of retained EU law in financial services and its replacement with corresponding regulators’ rules (in the case of Solvency II, mainly in the PRA’s Rulebook).
The Insurance and Reinsurance Undertakings (Prudential Requirements) Regulations 2023 came into force on December 31, 2023 and modified the current risk margin calculation. The other reforms forming part of what will eventually be known as “Solvency U.K.” became effective on December 31, 2024, on the implementation of the PRA’s Policy Statement PS15/24 (Review of Solvency II: Restatement of assimilated law). The PRA has stated that these reforms to Solvency II and restatement of rules provide a new regulatory framework for maintaining the safety and soundness of insurance firms and protecting their policyholders, and that the PRA will continue to evolve its prudential regulatory framework for the insurance sector in 2025 and beyond.
The implementation of these reforms and potential divergence between the U.K. and the EU may have an impact on whether the U.K. is granted Solvency II equivalence status by the EU in any of the three areas to which equivalence applies.
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

ARCH CAPITAL	26	2024 FORM 10-K

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
EU Considerations. During the Transition Period, there was no change in passporting rights for financial institutions in the U.K. Under our Brexit plan, since January 2020 nearly all of the EEA insurance business of Arch Insurance (U.K.) has been conducted by Arch Insurance (EU). As part of our Brexit planning, and in advance of the Transition Period expiring, a transfer of the EEA legacy business (excluding inwards reinsurance) from Arch Insurance (U.K.) to Arch Insurance (EU) was completed under Part VII of the U.K. Financial Services and Market Act 2000 at the end of December 2020 (“Part VII Transfer”).
Despite the loss of passporting rights, AMAL, and our Lloyd’s Syndicates are still able to write business in the EEA via the Lloyd’s Insurance Company, S.A. (“Lloyd’s Brussels”). Lloyd’s continued to engage in discussions with the Belgium Financial Services Markets Authority (“Belgium FSMA”) and the National Bank of Belgium regarding the Lloyd’s Brussels operating model and the activities performed for it by managing agents and the question of whether it is possible that they could be construed as constituent insurance distribution under the Insurance Distribution Directive (Directive (EU) 2016/97) (“IDD”), which would therefore require them to be authorized within the EEA.
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
Sustainability Considerations. The U.K. government has a long-term ambition to “green” the financial system and align it with the U.K.’s 2050 “Net Zero” target (i.e.,100% greenhouse gas emissions reduction) under the Climate Change Act 2008. As part of those efforts, on January 17, 2022, the U.K. passed mandatory climate related financial disclosure requirements under the Companies (Strategic Report) (Climate-related Financial Disclosure) Regulations 2022. The regulations apply to large companies (including some of our U.K. entities) for financial years starting on or after April 6, 2022. The regulations generally align risk disclosures with the recommendations of the Taskforce on Climate-related Financial Disclosures (“TCFD”).
In 2021, the U.K. government published its Greening Finance Roadmap to Sustainable Investing (the “Roadmap”), which announced proposals to extend the scope of the U.K.’s sustainable finance framework beyond climate change. Further to the Roadmap, the FCA issued its final Policy Statement on its sustainability disclosure requirements and the investment labels regime. As a part of this regime, the FCA introduced, among other things, a general ‘anti-greenwashing’ rule to clarify that sustainability-related claims must be clear, fair and not misleading. The general ‘anti-greenwashing’ rule came into force on May 31, 2024 and the FCA also published new guidance (FG24/3) on the expectations for FCA-authorized firms subject to the general ‘anti-greenwashing rule’ which took effect at the same time. Consumer protection reforms under the new U.K. Digital Markets, Competition and Consumers Act 2024 (“DMCC Act”) are expected to take effect in 2025, which will enable the U.K.’s competition regulator, the Competition and Markets Authority (“CMA”) to pursue enforcement for consumer law breaches such as greenwashing, and to directly impose fines of up to 10% of a business’s global turnover.
In October 2023, the Green Technical Advisory Group ("GTAG") published its final advice to the U.K. government on the development of the U.K. Green Taxonomy. Whilst not binding, the GTAG advice gives a likely indication as to what the U.K. Green Taxonomy may look like and how it

ARCH CAPITAL	27	2024 FORM 10-K

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
On December 14, 2022, the U.K. government said it would delay secondary legislation under the taxonomy regulations (originally anticipated by the end of 2022). Instead, the U.K. will restate EU law around the taxonomy and take additional time to decide the U.K.’s approach. Following the work of GTAG, in November 2024, the U.K.’s HM Treasury published a consultation to determine whether a U.K. Green Taxonomy would be complementary to existing policies, with the consultation period due to close on February 4, 2025.
The PRA’s supervisory statement SS3/19 “Enhancing banks’ and insurers’ approaches to managing the financial risks from climate change” requires U.K. regulated entities to comply with certain sustainability-related requirements. In its January 2025 letter to CEOs on its 2025 priorities for insurance supervision, the PRA has indicated that it is planning to consult on an update to SS3/19 to support firms’ progress in improving their management of climate-related financial risks.
In addition, Lloyd’s has mandated that managing agents create a sustainability framework and strategy. Lloyd’s has also imposed sustainability focused outcomes by way of the Principles with a particular focus on culture, investment and underwriting profitability. See “Lloyd’s Supervision” above for additional details.
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
Privacy and Cybersecurity. The U.K. has implemented the European General Data Protection Regulation (“EU GDPR”) as the U.K. GDPR which sits alongside the U.K. Data Protection Act 2018 (the “U.K. GDPR”). The U.K. GDPR has direct effect where an entity is established in the U.K. (as applicable) and has extra-territorial effect where an entity established outside of the U.K. processes personal data in relation to the offering of goods or services to individuals in the U.K. or the monitoring of their behavior. The U.K. GDPR imposes obligations on controllers, including, among others: (i) accountability and transparency requirements, requiring controllers to demonstrate and record compliance with the GDPR and to provide detailed information to individuals regarding the processing of their personal data; (ii) requirements to process personal data lawfully including specific requirements for obtaining valid consent where consent is the legal basis for processing; (iii) obligations to consider data protection when any new products or services are developed and designed (e.g., to limit the amount of personal data processed); (iv) obligations to comply with individuals’ data protection rights including a right: (a) of access to, erasure of, or rectification of personal data, (b) to restriction of processing or to withdraw consent to processing, (c) to object to processing or to ask for a copy of personal data to be provided to a third party, and (d) not to be subject to solely automated decision-making; and (v) an obligation to report personal data breaches to: (i) the data protection supervisory authority without undue delay (and no later than 72 hours) after becoming aware of the personal data breach, unless the personal data breach is unlikely to result in a risk to the data subjects’ rights and freedoms; and (ii) affected individuals, where the personal data breach is likely to result in a high risk to their rights and freedoms. Processors are required to notify the controller without undue delay after becoming aware of a personal data breach.
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

ARCH CAPITAL	28	2024 FORM 10-K

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
Artificial Intelligence. The U.K. has adopted a (primarily) “soft law” approach to AI regulation meaning it has not adopted formal legislation to regulate AI but has adopted soft law guidelines in the form of a White Paper published on March 29, 2023. The U.K. intends to develop a sector-specific, principle centered approach to AI regulation, with the relevant sectors being responsible for enforcement. However, in July 2024, the U.K. government announced its intention to regulate the most powerful AI models.
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

ARCH CAPITAL	29	2024 FORM 10-K

EU Considerations. As Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe are authorized by the CBI in Ireland, a Member State of the EU, those authorizations are recognized throughout the EEA. Subject only to certain notification and application requirements, Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe can provide services, or establish a branch, in any other Member State of the EEA. Although, in doing so, they may be subject to the laws of such Member States with respect to the conduct of business in such Member State, company law registrations and other matters, they will remain subject to financial and operational supervision by the CBI only. Arch Insurance (EU) has branches in Italy, France, Spain and the U.K. Arch Re Underwriting ApS in Denmark (“Arch Re Denmark”) is an underwriting agency underwriting accident and health and other reinsurance business for Arch Re Europe. Arch Re Europe also has branches in the U.K., France and Switzerland (“Arch Re Europe Swiss Branch”).
From January 1, 2021, under the provisions of the TCA our Irish regulated entities lost their passporting rights into the U.K.
Sustainability Considerations. Sustainability matters have been on the CBI's agenda for a number of years. In November 2021, the CBI issued its expectations in respect of climate and broader sustainability issues for all regulated firms in Ireland (including (re)insurers). The CBI's expectations focus on five key areas: governance, risk management, scenario analysis (including, but not limited to, stress testing for the purposes of the ORSA), disclosures and strategy and business model risk. The CBI has indicated that its expectations will be applied in a proportionate manner. In August 2022, the CBI published a Consultation Paper setting out its proposed guidance on climate change risk for the (re)insurance sector. The finalized guidance was published by the CBI in March 2023 and clarifies the CBI’s expectations on how (re)insurers should address climate change risks in their business and to assist (re)insurers develop their governance and risk management frameworks to do this. In September 2024, the CBI published key findings from a thematic review of (re)insurers’ climate change risk materiality assessments. As part of this report, the CBI reiterated that climate change risk remains a key strategic priority and will continue to be a feature of regular supervisory engagement with (re)insurers. It is expected that over time, disclosures in respect to sustainability matters may be captured in the Solvency and Financial Condition Reports of Arch's Irish entities. Arch continues to consider the impact of this guidance on its Irish entities. See also “European Union – Sustainability Considerations.”
Irish Individual Accountability Framework Act 2023. The Central Bank (Individual Accountability Framework) Act 2023 (the “IAF Act”) was signed into law in March 2023 with the relevant provisions and obligations under the IAF Act coming into effect on a phased basis. The majority of provisions came into effect in December 2023, with remaining provisions coming into effect on July 1, 2024 and July 1, 2025. The IAF Act implements substantive changes to the fitness and probity regime maintained by the CBI in Ireland and imposes certain additional obligations and liability for senior executives in Irish regulated financial service entities, including (re)insurance companies. Arch considered the impact of the IAF Act on its business and implemented the IAF Act requirements accordingly. See Item 1, “Business—Regulation, European Union – Sustainability Considerations.”
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
FDI Screening. In January 2025, the Screening of Third Country Transactions Act 2023 (“FDI Act”) came into effect. The FDI Act was developed in accordance with the introduction of Regulation (EU) 2019/452 on foreign direct investment screening. The FDI Act grants powers to the Irish State to review, examine and potentially block investment by acquirers from outside the EEA and Switzerland where such acquirers pose a risk to national security or public order. While it is not anticipated that U.S., U.K. or Bermuda based acquirers will be negatively impacted by the FDI Act, we will continue to review developments in respect of the FDI Act.
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

ARCH CAPITAL	30	2024 FORM 10-K

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
In December 2020, EIOPA provided an opinion to the European Commission in relation to the review of the Solvency II regime. This review was initiated by the European Commission to determine whether the Solvency II regime remains fit for purpose. In its opinion, EIOPA confirms that the overall Solvency II framework is working well from a prudential perspective, suggesting that there are no fundamental changes needed but that a number of amendments are required to ensure the regime continues as a well-functioning risk-based regime. In September 2021, the European Commission published legislative proposals for amendments to the Solvency II Directive arising out of EIOPA's review of the Solvency II regime. The proposed amendments cover a number of areas including proportionality, quality of supervision, sustainability risks and group and cross-border supervision. The European Parliament and the Council voted to adopt the amendments to the Solvency II Directive in April 2024 and November 2024 respectively. The amendments to Solvency II entered into force on January 28, 2025 and will apply two years from this date.
In addition to the above Solvency II reform proposals, the European Commission continues to promote the development of the Insurance Recovery and Resolution Directive (“IRRD”). The IRRD aims to harmonize national laws on recovery and resolution of (re)insurance undertakings. The European Parliament and the Council voted to adopt the IRRD in April 2024 and November 2024 respectively. The IRRD entered into force on January 28, 2025 and will apply two years from this date. It should be noted that the CBI has already introduced certain insurance recovery requirements under Irish law that apply to Arch’s Irish operations, including the preparation of recovery plans. We will continue to monitor the implementation of IRRD and its potential impact on our operations.
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
In early February 2023, EIOPA issued its finalized Supervisory Statement on the use by EU-authorized (re)insurers of governance arrangements (such as branches) in third countries to perform functions or activities in respect of EU policyholders and risks. Arch has incorporated the Supervisory Statement in its EU operations and continues to monitor similar guidance.
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

ARCH CAPITAL	31	2024 FORM 10-K

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
Privacy and Cybersecurity. The EU GDPR came into effect on May 25, 2018. The EU GDPR governs the collection, use, disclosure, transfer or other processing of personal data. Its scope extends to certain entities not established in the EEA if they offer goods or services to, or monitor the behavior of, EEA data subjects. The EU GDPR contains a number of requirements regarding the processing of personal data about individuals, including mandatory security breach reporting, new and strengthened individual rights, evidenced data controller accountability for compliance with the GDPR principles (including fairness and transparency), maintenance of data processing activity records and the implementation of “privacy by design,” including through the completion of mandatory Data Protection Impact Assessments in connection with higher risk data processing activities.
In addition, the EU GDPR increases scrutiny of transfers of personal data to jurisdictions which the European Commission does not recognize as having “adequate” data protection laws. In particular, on July 16, 2020, the Court of Justice of the EU (Court of Justice) in Schrems II invalidated the European Union-United States (EU-U.S.) Privacy Shield on the grounds that the EU-U.S. Privacy Shield failed to offer adequate protections to EU personal information transferred to the U.S. While the Court of Justice upheld the use of other data transfer mechanisms, such as the Standard Contractual Clauses (“EU SCCs”), the decision has led to some uncertainty regarding the use of such mechanisms for data transfers to the U.S., and the Court of Justice made clear that reliance on EU SCCs alone may not necessarily be sufficient in all circumstances. The European Data Protection Board issued additional guidance regarding international transfers which may require us to implement additional safeguards to further enhance the security of data transferred out of the EEA. The European Commission published new versions of the EU SCCs in June 2021, which place onerous obligations on the parties. On October 7, 2022, the U.S. President introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework to act as a successor to the invalidated EU-U.S. Privacy Shield. On July 10, 2023, the European Commission adopted an adequacy decision relating to the transfer of personal data from the EU to the U.S. which takes place under the DPF. The DPF is the successor to the EU-U.S. Privacy Shield and allows companies that are subject to the GDPR to transfer personal data to U.S. entities that participate in the DPF without the need for alternative data protection transfer mechanisms (such as SCCs or binding corporate rules).
The EU GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of global turnover). The EU GDPR allows data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.
In addition, the EU Data Act (“EUDA”) was published in the Official Journal of the EU on December 22, 2023, and is scheduled to come into effect on a phased basis from September 12, 2025, through to September 12, 2027. EUDA creates a harmonized set of rules on fair access to and use of data in the interest of fostering data-driven innovation and increasing data availability in the EU. EUDA may apply to certain insurance activities, primarily relating to the use of telemetric and similar devices. Arch is assessing the impact of EUDA on its operations.
Cybersecurity and information security are an area of increasing focus for the EU. The Digital Operational Resilience Act (“DORA”) entered into force in January 2023. The core aim of DORA is to prevent and mitigate cyber threats and sets uniform requirements for the security of network and information systems of financial sector entities (including (re)insurers) as well as critical third parties which provide ICT (information and communication technology)-related services, such as cloud platforms or data analytics services. Certain of our in-scope Irish entities are required to comply with the obligations set out under DORA from January 17, 2025.
In addition to the above, EIOPA continues to publish detailed guidelines, recommendations and expectations relating to cyber matters and how these should be managed and considered by the (re)insurance sector.
Artificial Intelligence. The EU Artificial Intelligence Act (the “EU AI Act”) came into effect on August 1, 2024. As of February 2, 2025, companies are required to cease the use of AI systems which pose an unacceptable risk. Further compliance obligations applicable to general purpose AI models take effect in August 2025, and the remainder of the EU AI Act (including compliance rules relating to AI systems) takes effect in August 2026. The EU AI Act regulates the use of AI systems and general purpose AI models in all EU Member States through a risk-based framework, and a governance program relating to the use of AI systems generally. Certain of the AI systems utilized by our (re)insurers will fall within the scope of the EU AI Act.

ARCH CAPITAL	32	2024 FORM 10-K

Sustainability Considerations. A comprehensive package of measures to facilitate the progression towards sustainable economic activities was approved in principle by the European Commission in April 2021. In August 2021, two delegated regulations (the “EC Regulations”) amending sectoral legislation, including the Solvency II Directive and the IDD, were published. The EC Regulations focus on the integration of sustainability into key activities including product oversight and governance, risk management and suitability assessment procedures. The EC Regulations apply from August 2022.
The Corporate Sustainability Reporting Directive (“CSRD”), which replaces the Non-Financial Reporting Directive (“NFRD”), was published in the Official Journal of the EU on December 16, 2022 and entered into effect on January 5, 2023. CSRD was transposed under Irish law pursuant to the EU (Corporate Sustainability Reporting) Regulations 2024, which came into effect on July 6, 2024 and the EU (Corporate Sustainability Reporting) (No. 2) Regulations 2024, which came into effect on October 1, 2024. Certain of our European subsidiaries are subject to NFRD. The CSRD expands the scope of sustainability reporting obligations to any European listed company or any company (including (re)insurers) meeting certain criteria. Companies which are already subject to NFRD must start reporting relevant information for financial years starting on or after January 1, 2024, beginning in 2025. Reporting obligations for other companies fulfilling certain criteria will commence in 2026 for financial years starting on or after January 1, 2025. In addition, the reporting standards under the CSRD, which provide in-scope companies with the technical detail on the information that will need to be disclosed and reported, were adopted by the European Commission in July 2023. Certain of our European entities and non-European entities will fall within the scope of certain reporting obligations under the CSRD.
An additional environmental sustainability framework, the EU Taxonomy, came into force in July 2020, with in-scope companies required to comply with certain reporting obligations from January 1, 2022. The EU Taxonomy (which is a classification standard for reporting) sets out six environmental objectives with which companies' economic activities must comply if they are to be described as environmentally sustainable. These six environmental objectives are: (1) climate change mitigation, (2) climate change adaptation, (3) sustainable use and protection of water and marine resources, (4) transition to a circular economy, (5) pollution prevention and control and (6) the protection and restoration of biodiversity and ecosystems. In addition, reporting obligations apply to in-scope companies regarding (1) the financial products they provide and (2) the environmental sustainability of an in-scope company's activities, which is to be disclosed in non-financial statements that are required under the CSRD.
In February 2022, the European Commission adopted a proposal for the Corporate Sustainability Due Diligence Directive (“CSDDD”). The CSDDD entered into force in July 2024 and its obligations will come into effect on a phased basis depending on an in-scope entity’s turnover threshold, employee count and jurisdiction of incorporation. EU and EEA Member States have until July 26, 2026, to transpose the CSDDD. The main focus of the CSDDD is for in-scope entities to conduct due diligence on human rights and environmental impacts within such in-scope entities, their subsidiaries and across its value chain. Initially, the CSDDD will only apply in respect of financial service providers’ (including (re)insurers) upstream business partners. This means that currently (re)insurers do not need to consider any downstream business partners when complying with their obligations under CSDDD. However, the CSDDD provides scope for this to change upon future review by the European Commission, and financial service providers could be required in the future to comply with CSDDD in respect of both upstream and downstream business partners. We continue to monitor the European Commission’s proposals to simplify sustainability reporting requirements and their impact on CSRD and CSDDD obligations of our European and non-European operations.
In tandem with all of the above, EIOPA continues to engage with stakeholders in the (re)insurance sector and publish detailed guidelines, recommendations and expectations relating to sustainability matters and how these should be managed and considered by the (re)insurance sector.
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

ARCH CAPITAL	33	2024 FORM 10-K

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
Australia
APRA is an independent statutory authority responsible for prudential supervision of institutions across banking, insurance and superannuation and promotes financial stability in Australia. Arch Indemnity has been authorized to conduct monoline lenders’ mortgage insurance business in Australia since June 2002 and was acquired by Arch Capital on August 30, 2021. Arch LMI, which was formerly authorized by APRA in January 2019 to conduct monoline lenders’ mortgage insurance business in Australia, relinquished its APRA authorization in December 2022 and has been converted to a services company for our Australian lenders mortgage insurance operations. Major regulatory requirements that are applicable to Arch Indemnity as a general insurance provider in Australia include requirements on minimum capital levels, remuneration practices, risk management, compliance with corporate governance standards, including requirements pursuant to the Financial Accountability Act passed in 2023 which take effect on March 15, 2025 for general insurers and additional operational risk management requirements on and from July 1, 2025.
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
In addition, there are other Australian legislation and regulations applicable to the financial services sector in which our group operates, such as:
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
•additional obligations under cyber security legislation passed in 2024 and expected to come into force in part from May 2025, which apply to various entities operating in Australia (subject to specific eligibility thresholds to be confirmed). The requirements include mandatory reporting of cyber security incidents, which involve the payment of a ransom, to the Australian Government’s Department of Home Affairs and Australian Signals Directorate;
•modern slavery legislation which imposes a statutory reporting regime for larger companies operating in Australia; and
•anti-money laundering and counter-terrorism financing legislation, which is administered by the Australian Transaction Reports and Analysis Centre.
Artificial Intelligence. In Australia, businesses which develop and use AI are subject to various Australian laws relating to privacy, corporations and anti-discrimination which apply across all sectors of the economy. There are also financial services sector specific laws in Australia administered by APRA and ASIC which impact the development and deployment of AI in the sector in which our group operates, although such existing laws are technology-neutral.
The Australian Government has been undertaking consultation on “Safe and Responsible AI” regulation in Australia since June 2023. In September 2024, the Australian Government published a Voluntary AI Safety Standard which can be used on a voluntary basis by Australian businesses developing or implementing AI systems while the Australian Government continues to undertake consultation on proposed mandatory AI guardrails for high-risk applications that are to be defined following consultation.

ARCH CAPITAL	34	2024 FORM 10-K

Subject to the outcome of the consultation, the proposed mandatory AI guardrails for high-risk applications will replicate the 10 voluntary guardrails in the Voluntary AI Safety Standard, with the exception of the 10th voluntary guardrail which is proposed to focus on conformity standards under the mandatory guardrails rather than stakeholder engagement as set out under the voluntary guardrails.
Climate Change Reporting. A mandatory climate-related risk disclosure regime has been introduced with the regime to be phased in for 3 groups of large Australian companies required to report under Chapter 2M of the Corporations Act 2001 (Cth) and the relevant commencement date of the reporting requirements determined by the Australian company (and its controlled entities) meeting certain criteria for each group of companies under the regime based on consolidated revenue, consolidated gross assets and number of employees. The regime is regulated by ASIC and includes new sustainability reporting requirements to be phased in over 3 years for the first annual reporting period beginning on or after January 1, 2025 for Group 1 companies, July 1, 2026 for Group 2 companies and July 1, 2027 for Group 3 companies. Our Australia mortgage operations will be reporting as a Group 2 company.

Gibraltar
General. The insurance industry is regulated by the Gibraltar Financial Services Commission (“GFSC”). We have two carriers, Alwyn Insurance Company Limited and Southern Rock Insurance Company Limited (“SRICL”), which are authorized and regulated by the GFSC. SRICL is no longer authorized to enter into new contracts of insurance or renew existing contracts of insurance and is no longer writing business. Following the departure of the U.K. from the EU, Gibraltar is not part of the EU and remains a British Overseas Territory. Post-Brexit, Gibraltar’s licensed insurers are able to cover risks in the U.K. via the Financial Services (Gibraltar) (Amendment) (EU Exit) Regulations, and Alwyn Insurance currently writes business for U.K. policyholders. Gibraltar is a Solvency II equivalent jurisdiction, and its regulatory requirements are similar to those in the U.K. requiring compliance with minimum and solvency capital requirements and other relevant regulatory requirements.

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
Taxation of Arch Capital
OECD’s Pillar II.

Under Pillar II, the OECD’s Inclusive Framework published the “Global Anti-Base Erosion,” or “GloBE” model rules in December 2021, which apply to certain in scope entities and provide for a coordinated system of taxation that imposes a “top-up” tax to ensure that any in scope entity pays a minimum rate of 15% tax on its net income in each country where it operates. The members of the EU have either already adopted domestic legislation implementing the minimum tax rules, pursuant to the EU’s minimum tax directive, unanimously agreed by the member states in 2022, or have exercised their option to postpone implementation on the basis of certain exceptions available to countries that have a small number of multinational groups to which the rules would apply. For many members of the EU, such rules are effective for periods beginning on or after December 31, 2023, with the “under-taxed profit rule” taking effect for periods beginning on or after January 1, 2025.

ARCH CAPITAL	35	2024 FORM 10-K

Legislatures in multiple countries outside of the EU (including the United Kingdom, Australia, Canada, Switzerland, Hong Kong, and Bermuda) have enacted, and are continuing to enact, legislation to implement the GloBE model rules.
A number of elements of Pillar II remain uncertain. The OECD continues to release guidance regarding Pillar II, only certain jurisdictions have currently enacted laws to give effect to Pillar II, jurisdictions may interpret such laws in different manners, and certain elements of such laws are currently subject to challenge pursuant to legal proceedings. Thus, the overall implementation of Pillar II remains uncertain and subject to change, possibly on a retroactive basis. Although certain jurisdictions in which we and our affiliates do business have enacted an “under-taxed profit rule”, the impact of such rule and the extent to which such rule will change or be eliminated based on current legal and political challenges is uncertain. The adoption of the tax laws described above (including, the adoption of an “under-taxed profit rule” by certain countries in which we and our affiliates do business) are expected to result in an increase to our effective tax rate and aggregate tax liability. See Item 1A, “Risk Factors – Risk Relating to Taxation” for additional information.
Bermuda. Under current Bermuda law, Arch Capital does not pay any tax on income or profits and is not subject to payment of any tax on withholding, capital gains or capital transfers. Arch Capital has obtained from the Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended (“EUTP Act”) an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to Arch Capital or to any of our operations or our shares, debentures or other obligations until March 31, 2035. However, in response to the OECD Pillar II initiative, on December 27, 2023, the Government of Bermuda enacted the Bermuda CIT Act, which will become effective for tax years beginning on or after January 1, 2025. In the event Arch Capital is subject to tax under the CIT Act, this would supersede the assurance received from the Minister of Finance under the EUTP Act and such tax would be charged at a rate of 15% of the Company’s net taxable income as determined in accordance with and subject to the adjustments set out in the CIT Act (including in respect of any foreign tax credits applicable to us) for tax years starting on or after January 1, 2025. The CIT Act does not impose any withholding tax, capital transfer tax, estate duty or inheritance tax,; and, so there will continue to be no such taxes payable by us or by our shareholders in respect of our shares following January 1, 2025. See Item 1A.“Risk Factors — Risks Relating to Taxation” for additional information. We currently pay our Bermuda annual government fee; and, our Bermuda insurance and reinsurance subsidiaries also pay their respective Bermuda annual government fees and annual insurance license fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax and other sundry taxes payable, directly or indirectly, to the Bermuda government.
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

ARCH CAPITAL	36	2024 FORM 10-K

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
United Kingdom. Our U.K. subsidiaries are companies that are incorporated and have their central management and control in the U.K. and are therefore resident in the U.K. for corporation tax purposes. As a result, they are subject to U.K. corporation tax on their respective profits. The U.K. branches of Arch Re Europe and Arch Insurance (EU) are subject to U.K. corporation tax on the profits (both income profits and chargeable gains) attributable to each branch. The rate of U.K. corporation tax for the 2024 financial year is 25%. Pillar II has largely been enacted and in force in the U.K. by way of a multinational top-up tax and a domestic top-up tax, together designed to ensure that any Pillar II taxes which can be levied on profits earned in the U.K. will be paid in the U.K. and not elsewhere, but broadly these measures are not currently expected to significantly adversely impact the quantum of taxes payable by the group in the U.K.
Canada. Arch Insurance Canada is taxed on its worldwide income. Arch Re U.S. is taxed on its net business income earned in Canada. The general federal corporate income tax rate in Canada is currently 15%. Provincial and territorial corporate income tax rates are added to the general federal corporate income tax rate and generally vary between 8% and 16%. Pillar II has largely been enacted in Canada but should not adversely impact taxes payable in Canada.
Ireland. Each of Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe is incorporated and resident in Ireland for corporation tax purposes and will be subject to Irish corporate tax on worldwide profits, including the profits of the branches of Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe. Any foreign branch corporate tax payable is creditable against Arch Re Europe’s Irish corporate tax liability on the results of Arch Re Europe’s branches with the same principle applied to Arch Insurance (EU)’s branches and Arch Underwriters Europe’s branches. The current rate of Irish corporation tax applicable to such trading profits is 12.5%. Pillar II has been enacted in Ireland which may result in additional taxation in Ireland.
Switzerland. Arch Re Europe Swiss Branch and Arch Underwriters Europe Swiss Branch are subject to Swiss corporation tax on the profit which is allocated to each branch. The effective tax rate is approximately 19.61% for Swiss federal, cantonal and communal corporation taxes on the profit. The effective tax rate of the annual cantonal and communal capital taxes on the equity which is allocated to Arch Re Europe Swiss Branch and Arch Underwriters Europe Swiss Branch is approximately 0.17%. Pillar II has largely been enacted in Switzerland but should not adversely impact taxes payable in Switzerland.

ARCH CAPITAL	37	2024 FORM 10-K

Denmark. Arch Re Denmark, established as a subsidiary of Arch Re Bermuda, is subject to Danish corporation taxes on its profits at a rate of 22%. Pillar II has been enacted in Denmark but should not adversely impact taxes payable in Denmark.
Gibraltar. Our Gibraltar subsidiaries are companies that are incorporated and have their central management and control in Gibraltar and are therefore resident in Gibraltar for corporation tax purposes. As a result, they are subject to Gibraltar corporation tax on their respective profits. The rate of Gibraltar corporation tax for the 2024 financial year is 13.8% (the nominal rate increased from 12.5% to 15% with effect from July 1, 2024. Pillar II has largely been enacted in Gibraltar which may result in additional taxation in Gibraltar in respect of 2024.
Hong Kong. Arch MI Asia is subject to Hong Kong corporate tax on its assessable profits at a rate of 16.5%. Assessable profits are the net profits for the basis period, arising in or derived from Hong Kong. Pillar II has largely been enacted in Hong Kong but should not adversely impact taxes payable in Hong Kong.
Australia. Arch LMI and Arch Indemnity, Australian incorporated and tax resident companies, are subject to Australian corporate tax on its worldwide profits. The current rate of Australian corporation tax applicable to such profits is 30%. Pillar II has been enacted in Australia but should not adversely impact taxes payable in Australia.
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

ARCH CAPITAL	38	2024 FORM 10-K

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

ARCH CAPITAL	39	2024 FORM 10-K

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

ARCH CAPITAL	40	2024 FORM 10-K

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

ARCH CAPITAL	41	2024 FORM 10-K

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

ARCH CAPITAL	42	2024 FORM 10-K

United States Taxation of Non-U.S. Shareholders
Taxation of Dividends. Cash distributions, if any, made with respect to common shares or preferred shares held by a holder that is, for U.S. federal income tax purposes, an individual, corporation, estate or trust that is not a U.S. holder (a “Non-U.S. holder”) generally will not be subject to U.S. withholding tax (subject to certain exceptions that may apply if we were determined to be engaged in a trade or business in the United States and 25% or more of our gross income were to be effectively connected to such U.S. trade or business).
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

ARCH CAPITAL	43	2024 FORM 10-K

•The effects of inflation, trade and tariff disputes and global recessionary and other economic conditions impact the insurance and reinsurance industry in ways which may negatively impact our business, financial condition and results of operations.
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
•The imposition of sanctions by the U.S., U.K. and EU on Russia and Russia-related businesses has impacted certain sectors in which we write business.
•Our customers and policyholders may also be impacted by regulatory, technological, market or other risks relating to climate change in ways which we cannot predict with certainty and adversely impact our results of operations.
•We are subject to changes in governmental, investor and societal responses to climate change and sustainability-related issues, which may result in scrutiny of our business, litigation or adverse impacts to our share price and our results of operations.
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
•Our information technology systems and our pace of adoption of new technologies, such as generative AI, may not be adequate to meet the demands of our customers or impact negatively our ability to compete with our peers.
•Technology failures caused by intentional and unintentional human and non-human actions may cause material disruption in the availability of the information technology systems we use in our business.
•We could be materially impacted by a cyber attack, data breach, ransomware, phishing, social engineering or other cybersecurity incident resulting in loss of business data, personal data and other confidential or secret information, a disruption in our business operations, regulatory or other legal action, and fines.
•Changes in criteria used by rating agencies which may result in a downgrade in our ratings, our inability to obtain a rating or a change in capital allocation or requirements for our operating insurance and reinsurance subsidiaries may adversely affect our relationships with clients and brokers and negatively impact sales of our products.
•Our ability to execute our business strategy successfully, continue to grow and innovate and offer our employees a dynamic and supportive workplace depends on the recruitment, retention and promotion of talented, agile, and resilient employees at all levels of our organization.
•Our success will depend on our ability to maintain and enhance effective operating procedures and internal controls and our ERM program.
•We are exposed to credit risk in certain of our business operations.
•Our business is subject to laws and regulations relating to economic trade sanctions and foreign bribery laws, the violation of which could adversely affect our operations.

ARCH CAPITAL	44	2024 FORM 10-K

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
•Disruption to the financial markets and weak economic conditions resulting from situations such as supply/demand imbalances, inflation and political unrest may adversely and materially impact our investments, financial condition and results of operation.
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
•If the volume of low down payment mortgage originations declines, or if other government housing policies, practices or regulations change, the amount of mortgage insurance we write in the U.S. or Australia could decline, which would reduce our mortgage insurance revenues.
•Changes to the role of the GSEs in the U.S. housing market or to GSE eligibility requirements for mortgage insurers or to the GSEs’ use of CRT could negatively impact our results of operations and financial condition or reduce our operating flexibility.
•The implementation of the Basel III Capital Accord and Federal Housing Finance Agency (“FHFA”)’s Enterprise Regulator Capital Framework may adversely affect the use of mortgage insurance and CRT opportunities.
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
•Application of the EU Anti-Tax Avoidance Directives.

ARCH CAPITAL	45	2024 FORM 10-K

Risks Relating to Our Industry, Business and Operations
We operate in a highly competitive environment, and we may not be able to compete successfully in our industry.
The insurance and reinsurance industry is highly competitive. We compete on an international and regional basis with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources than we do. See “Competition” in Item 1 for details on our competitors in each of the major segments we operate in. We compete on the basis of product offerings, pricing, terms and conditions, claims servicing and customer relationships. Other factors, such as our proven cycle management skills, our expertise in specialty lines of business and our use of technologies and data analytics are other factors, may differentiate us from our competitors. Any failure by us to effectively compete could adversely affect our financial condition and results of operations.

The insurance and reinsurance industry is highly cyclical, and we may at times experience periods characterized by excess underwriting capacity and unfavorable premium rates.
Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions, inflation, changes in equity, debt and other investment markets, changes in legislation, case law and prevailing concepts of liability and other factors. Demand for reinsurance is influenced significantly by the underwriting results of primary insurers and prevailing general economic conditions. The supply of insurance and reinsurance is related to prevailing prices and levels of surplus capacity that, in turn, may fluctuate in response to changes in rates of return being realized in the insurance and reinsurance industry on both underwriting and investment sides. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels and changes in terms and conditions. The supply of insurance and reinsurance is increasing, either as a result of capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers. Continued increases in the supply of insurance and reinsurance may have consequences for us, including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention, and less favorable policy terms and conditions.
The effects of inflation, trade and tariff disputes and global recessionary and other economic conditions impact the insurance and reinsurance industry in ways which may negatively impact our business, financial condition and results of operations.
While general economic inflation has eased in recent quarters, higher inflationary conditions may continue to remain in place. The potential also exists, after a catastrophe loss or geopolitical hostilities for the development of inflationary pressures in a local or regional economy. This may have a material effect on the adequacy of our reserves for losses and loss adjustment expenses, especially in longer-tailed lines of business. In addition, governmental actions in response to inflationary pressures, such as increasing interest rates, may have a material impact, such as on the market value of our investment portfolio, or on the size of the mortgage origination market available to be insured by our mortgage business. While we consider the anticipated effects of inflation in our pricing models, reserving processes and exposure management across all lines of business and types of loss including natural catastrophe events, the actual effects of inflation on our results cannot be accurately known until claims are settled. In addition, there are different types of inflation relevant to certain lines of business, the impact of which is difficult to accurately assess at this time. For example, in our mortgage business, the failure of general wages to keep pace with economic inflation, or increases in unemployment due to prolonged recessionary conditions, could prevent borrowers from being able to afford their mortgage payments and thereby increase the frequency of claims beyond our modeled results. Global recessionary conditions, including inflation, the slow recovery of certain sectors from the pandemic, predicted slow growth rates across key markets and other factors, will impact the insurance and reinsurance industry.
While our business has not been directly impacted by the proposed Trump administration tariffs on imported goods, there may be a ripple effect on how these impact certain industries where we provide insurance or reinsurance. It is too early to determine the long-term effect, if any, of the Trump administration tariff policy, but sustained escalation of tariffs and trade disputes may result in a global economic slowdown which impacts our clients. In addition, it is anticipated that the Trump administration will promulgate a number of executive orders or propose legislation that could impact our industry. We cannot predict with certainty the impact of these actions on our business and results of operations.

ARCH CAPITAL	46	2024 FORM 10-K

Claims for natural and man-made catastrophic events could cause large losses and substantial volatility in our results of operations and could have a material adverse effect on our financial position and results of operations.
We have large aggregate exposures to natural and man-made catastrophic events. Natural catastrophes can be caused by various events, including hurricanes, floods, wildfires, tsunamis, windstorms, earthquakes, hailstorms, tornadoes, explosions, severe winter weather, fires, droughts and other natural disasters. The frequency and severity of natural catastrophe activity has also been greater in recent years due to climate change caused in part by human actions and other related factors. Catastrophic events caused by humans may include acts of war, acts of terrorism and political instability. Catastrophes can cause losses in non-property business such as workers’ compensation or general liability. In addition to the nature of the property business, we believe that economic and geographic trends affecting insured property, including inflation, property value appreciation and geographic concentration tend to generally increase the size of losses from catastrophic events over time. Actual losses from future catastrophic events have varied materially from estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the potential inaccuracies and inadequacies in the data provided by clients, brokers and ceding companies, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues. In estimating our losses from catastrophic events our considerations can include factors such as overall market losses, additional claims information from our clients, multiple model views and proprietary scenario testing. All of the catastrophe modeling tools that we use or rely on to evaluate our catastrophe exposures are therefore based on significant assumptions and judgments and are subject to error and misestimation. As a result, our estimated exposures could be materially different than our actual results.
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

ARCH CAPITAL	47	2024 FORM 10-K

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
Our insurance and reinsurance subsidiaries conduct business globally and are subject to varying degrees of regulation in the various jurisdictions in which they conduct business, including by state, federal and national insurance regulators. In August 2024, we were added to the list of IAIGs, subjecting our global operations to additional regulation and scrutiny. The purpose of insurance laws and regulations generally is to protect policyholders and ceding insurance companies, not our shareholders. See “Regulation” in Item 1.
We may not be able to comply fully with, or obtain appropriate exemptions from, these statutes and regulations, which could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines and other sanctions. Regulatory authorities also may seek to exercise their supervisory or enforcement authority in new or more extensive ways, such as imposing increased capital requirements. It is possible that requirements or guidance under one jurisdiction, such as the U.S., may be contradictory or divergent from requirements or guidance in other jurisdictions where we operate such as the EU. Examples may be climate change disclosures and goals and diversity, equity and inclusion programs. Any of these actions, if they occur, could affect the competitive market, how we are regulated and the way we conduct our business and manage our capital and could result in lower revenues and higher costs. As a result, such actions could have a material effect on our results of operations and financial condition.
We are subject to ongoing legal and policy actions around climate change which may result in additional requirements which could prompt us to shift our risk selection and business strategy in ways which may adversely impact our results of operations.
Governments, regulators, legislators and influential non-governmental organizations continue to focus on enacting laws, regulations and other requirements relating to climate change. Regulator and shareholder focus on “greenwashing” also continues. We are subject to some of these changing laws, regulations and public policy debates, which are difficult to predict and quantify and may have an adverse impact on our business. Legislative and regulatory initiatives and court decisions following major catastrophes, could force expansion of certain insurance coverages for catastrophe claims or otherwise adversely impact our business. Additionally, changes in regulations or policies relating to climate change or our own leadership decisions implemented as a result of assessing the impact of climate change on our business may result in an increase in the cost of doing business, or a decrease in premiums in certain lines of business.
We are subject to CSRD and other EU and U.K. regulations relating to climate disclosures and goals. These regulations require extensive reporting on climate and other social factors beyond current U.S. requirements. The European Commission recently proposed changes to sustainability reporting requirements which may impact our reporting obligations. We cannot predict how these proposals or other changes in sustainability requirements in any of the jurisdictions in which we operate will impact our operations, customers and shareholders.
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

ARCH CAPITAL	48	2024 FORM 10-K

The imposition of sanctions by the U.S., U.K. and EU on Russia and Russia-related businesses has impacted certain sectors in which we write business.
The ongoing Russia-Ukraine hostilities have created a high level of uncertainty as well as disruption in certain sectors of the global economy. It is impossible to predict whether Russia will expand hostilities to other countries in Europe or elsewhere. A further prolonged war may also create continued uncertainty in the global economy in the form of oil shortages, inflationary pressures, loss of confidence and general increase in risks worldwide. In response to this aggression, the governments of the U.S., U.K., EU and other countries implemented several sanctions programs relating to, among other things, the import and transportation of Russian oil and gas and other goods originating in Russia. Sanctions imposed also target entities, individuals and financial institutions which support Russia’s military and defense systems. Certain lines of business we write have been impacted by the sanctions, such as the marine and energy lines of business, although the extent of the impact will depend on the outcome of the war in Ukraine and the nature of future sanctions packages or potential rescindment of some or all of the Russia sanctions currently in place. It is possible that the U.S. approach to Russian sanctions may diverge from that of the U.K. and EU in the future, which may cause uncertainty in certain lines of business such as marine and energy.
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
We are subject to changes in governmental, investor and societal responses to climate change and sustainability-related issues, which may result in scrutiny of our business, litigation or adverse impacts to our share price and our results of operations.
Shareholders, investors and regulators have placed increased attention on climate change and sustainability-related issues, leading to evolving and sometimes conflicting expectations and standards. We are committed to evaluating and, where appropriate, incorporating sustainability practices in our business. Our leadership and Board are actively engaged in understanding prevailing views on these issues and assessing our business operations to ensure that our business strategy reflects our values. Changes to governmental, investor and societal priorities on climate change and sustainability-related practices could adversely impact our reputation, share price and results of operation or result in litigation.
We could face unanticipated losses from increased geopolitical tensions, hostilities, war, terrorism, cyber attacks, and general political instability, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.
We have substantial exposure to unexpected, large losses resulting from man-made catastrophic events, such as acts of war, regional hostilities, acts of terrorism, political instability, social unrest and pandemics similar to the COVID-19 pandemic. These risks are inherently unpredictable. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. In certain instances, we specifically insure and reinsure risks resulting from acts of terrorism. We may also insure against risk related to cybersecurity and cyber attacks. In addition, our exposure to cyber attacks includes exposure to ‘silent cyber’ risks, meaning risks and potential losses associated with policies where cyber risk is not specifically included nor excluded in the policies. Even in cases where we attempt to exclude losses from terrorism, cybersecurity and certain other similar risks from some coverages written by us, we may not be successful in doing so. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will not limit enforceability of policy language or otherwise issue a ruling adverse to us. Accordingly, while we believe our reinsurance programs, together with the coverage provided under the Terrorism Risk Insurance Act of 2002, as amended (“TRIP”) are sufficient to reasonably limit our net losses relating to potential future terrorist attacks, we can offer no assurance that our available capital will be adequate to cover losses when they materialize. To the extent that an act of terrorism is certified by the Secretary of the Treasury and aggregate industry insured losses resulting from the act of terrorism exceeds the prescribed program trigger, our U.S. insurance operations may be covered under TRIP for up to

ARCH CAPITAL	49	2024 FORM 10-K

80% subject to (i) a mandatory deductible of 20% of our prior year’s direct earned premium for covered property and liability coverages, and (ii) an industry aggregate retention of $37.5 billion. The program trigger for calendar year 2024 and any program year thereafter through 2027 is $200 million. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. It is not possible to completely eliminate our exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.
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
As of December 31, 2024, our consolidated reserves for unpaid losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, were approximately $21.5 billion. Such reserves were established in accordance with applicable insurance laws and GAAP. Loss reserves are inherently subject to uncertainty. In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that for certain lines of business relatively limited historical information has been reported to us through December 31, 2024.
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

ARCH CAPITAL	50	2024 FORM 10-K

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

ARCH CAPITAL	51	2024 FORM 10-K

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
As industry practices and legal, social and new coverage issues change, unexpected and unintended issues related to claims and coverage may emerge, including new or expanded theories of liability. These or other changes could impose new financial obligations on us by extending coverage beyond our underwriting intent or otherwise require us to make unplanned modifications to the products and services that we provide, or cause the delay or cancellation of products and services that we provide. In some instances, these changes may not become apparent until sometime after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued. The effects of unforeseen developments or substantial government intervention could adversely impact us.
Acquisitions, the addition of new lines of insurance or reinsurance business, expansion into new geographic regions and/or entering into joint ventures or partnerships expose us to risks.
We have acquired other companies and selected blocks of business and also expanded our business lines and geographies and/or entered into joint ventures or partnerships as part of our strategy. The MCE Acquisition is an example of such expansion. We may seek, from time to time, to acquire other companies, acquire selected blocks of business, expand our business lines, expand into new geographic regions and/or enter into joint ventures or partnerships. Such activities expose us to challenges and risks, including: integrating financial and operational reporting systems; establishing satisfactory budgetary and other financial controls; funding increased capital needs, overhead expenses or cash flow shortages that may occur if anticipated sales and revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties; obtaining management personnel required for expanded operations; obtaining necessary regulatory permissions; and establishing adequate reserves for any acquired book of business. In addition, the value of assets acquired may be lower than expected or may diminish due to credit defaults or changes in interest rates; the liabilities assumed may be greater than expected; and assets and liabilities acquired may be subject to foreign currency exchange rate fluctuation. We may also be subject to financial exposures in the event that the sellers of the entities or business we acquire are unable or unwilling to meet their indemnification, reinsurance and other contractual obligations to us. Our failure to manage successfully any of the foregoing challenges and risks may adversely impact our results of operations.
Our information technology systems and our pace of adoption of new technologies, such as generative AI, may not be adequate to meet the demands of our customers or impact negatively our ability to compete with our peers.
We are dependent on our information technology systems to conduct our business and drive strategic decisions based on data analytics. Our information technology systems also support areas of our business, such as mortgage servicing or underwriting pricing portals where we connect with third-party information technology systems. Accordingly, we are highly dependent on the effective operation, availability and integrity of these systems. While we believe that the systems are adequate to service our business, there can be no assurance that they will operate in all manners in which we intend, possess all of the functionality required by customers currently or in the future or continuously operate without significant disruption.
Our customers and regulators require that our information technology systems perform as intended, whether they are hosted by us, managed by a third-party on our behalf or rely on seamless electronic integrations with customer systems. Regulators and customers regularly request information about our cybersecurity program and disaster recovery plans. We use AI in areas of our business and, to a much more limited extent, carefully vetted generative AI capabilities. We must continually invest significant resources in maintaining, monitoring and enhancing our information technology systems’ capabilities to meet customer needs and business strategy. Our business, financial condition and operating results may be adversely affected if we do not adequately maintain our information technology systems, both internal and third-party, and continuously test and upgrade them. We continuously evaluate the adequacy of our information technology systems in order to ensure that we are utilizing the most appropriate technologies and innovating or adopting new technologies to support our underwriting business. With new technologies emerging at a rapid pace, there is no assurance that we will be able to evaluate and integrate new

ARCH CAPITAL	52	2024 FORM 10-K

technologies or update our existing systems to keep pace with our competitors and customer needs.
Technology failures caused by intentional and unintentional human and non-human actions may cause material disruption in the availability of the information technology systems we use in our business.
We rely on information technology systems to securely process, transmit, store and protect the confidential and electronic information, financial data and proprietary models that are critical to our business. Furthermore, a significant portion of the communications between our employees and our business partners and service providers depends on information technology and electronic information exchange. Like all companies, our information technology systems and the systems of third-parties that we do business with are vulnerable to data breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, natural disasters, power outages, theft, terrorist attacks, computer viruses, hackers, employee or vendor error or misconduct, malicious actors, errors in usage or deepfake or social engineering or schemes, phishing attacks, other external hazards and general technology failures. In 2024, our operations, like many others, were affected by a significant incident relating to a third-party vendor’s faulty software update. While the impact of this event was not material to our business and operations, we are vulnerable to such incidents that are beyond our control.
We rely on certain third-party technology service providers and other service providers, notably major cloud providers, Software-as-a-Service (or “SaaS”) solutions, and on-premise software, including proprietary and open source solutions. We also outsource certain business processes to third parties and may continue do so in the future. This practice exposes us to increased risks if those third-party systems are not maintained and monitored in accordance with contractual terms or due to human error. There is no assurance that we will not be materially adversely affected by such incidents impacting our critical and important functions. See Item 1C, “Cybersecurity” for additional information.
We could be materially impacted by a cyber attack, data breach, ransomware, phishing, social engineering or other cybersecurity incident resulting in loss of business data, personal data and other confidential or secret information, a disruption in our business operations, regulatory or other legal action, and fines.

Cybersecurity incidents and attacks resulting in unauthorized access to our systems and those of third parties we use in our business could have a material impact on our business operations as a result of loss or misuse of our information, including personal data and sensitive data, and disruption to normal business operations. Specifically, these incidents, and the disruptions resulting therefrom, may impact the availability, reliability, speed, accuracy or other proper functioning of these systems.
The sophistication of cybersecurity threats, AI-powered cyber attacks such as deep fakes and brute force attacks, continues to increase. We and/or our SaaS or other third-party providers are exposed to these risks and other cybersecurity risks which may arise in the future.
While we believe we have effective technical and organizational measures in place to prevent, detect, manage and mitigate the impact of data breaches and cybersecurity incidents caused by malicious actors, systemic failures or human error, we cannot offer complete assurances that significant data breaches on our systems and those of third parties we use will not occur.
We are subject to many laws and regulations relating to the adequacy of cybersecurity programs and business resiliency, including the SEC Cybersecurity Rules, and comprehensive privacy, security and business resiliency laws in the EU such as GDPR and DORA. Some U.S. industry regulators like the NYDFS in New York also impose comprehensive cybersecurity requirements on our U.S. operations. A cybersecurity incident could result in a violation of these and other applicable laws, resulting in damage to our reputation, loss of customers, decline in our stock price, litigation, remediation costs, increased insurance premiums, employee dissatisfaction and/or monetary fines, penalties or litigation, any of which could adversely affect our business.
Based on our investigations and incident management, the Company does not believe these and other cybersecurity incidents we have experienced to date have materially affected the Company’s business operations, but we cannot provide assurances that our controls will defend against all cyber attacks. See Item 1C, “Cybersecurity” for additional information.

ARCH CAPITAL	53	2024 FORM 10-K

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
We can offer no assurances that our ratings will remain at their current levels or that any of our ratings which are under review or watch by ratings agencies will remain unchanged. Changes in the criteria used by rating agencies may impact our capital position, our capital requirements and the treatment of certain items on our balance sheet. It is possible that rating agencies may modify their evaluation criteria, heighten the level of scrutiny they apply when analyzing companies in our industry, adjust upward the capital and other requirements employed in their models and/or discontinue credit and debt instruments or other structures deployed for maintenance of certain rating levels. We may need to raise additional funds through equity or debt financings or other investments. Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. Equity financings could be dilutive to our existing shareholders and could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our outstanding securities. If we are not able to obtain adequate capital through such financings or through our investment strategy, our business, results of operations and financial condition could be adversely affected. See “Capital Resources” in Item 7 for further details.
For further information on our financial strength and/or issuer ratings, see “Ratings” in Item 1. For further information on our letter of credit facilities, see the Letter of Credit and Revolving Credit Facilities section of “Contractual Obligations and Commercial Commitments” in Item 7.
Our ability to execute our business strategy successfully, continue to grow and innovate and offer our employees a dynamic and supportive workplace depends on the recruitment, retention and promotion of talented, agile, and resilient employees at all levels of our organization.
The success of our business depends on attracting and retaining a capable and talented workforce. We provide a work environment and culture which reflects our goal to “Enable Possibility”. We offer flexible and hybrid work arrangements, when possible, for our employees globally, as well as competitive compensation packages which include participation in our Employee Stock Purchase Plan and the possibility of equity awards at certain job levels. Over the past few years, we have also implemented and expanded our learning programs, career leveling and employee networks, all of which we believe will help us retain talent.
While our efforts to attract, develop and retain talented employees continues to be a top priority, we may not be able to compete successfully for talented executives and employees, which may adversely impact our ability to fully realize our business strategy.
Our success will depend on our ability to maintain and enhance effective operating procedures and internal controls and our ERM program.
We operate within an ERM framework designed to identify, assess and monitor our risks. We consider underwriting, reserving, investment, credit, group and operational risk in our ERM framework. Losses, reputational damage, regulatory fines and litigation are among the adverse impacts which can arise if we fail to operate an effective ERM framework. Operational risk and losses can result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology or information security failures and failure to train employees appropriately or adequately. We continuously enhance our operating procedures and internal controls to effectively support our business and our regulatory and reporting requirements. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake or

ARCH CAPITAL	54	2024 FORM 10-K

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
In addition to exposure to credit risk related to our investment portfolio, reinsurance recoverables and reliance on brokers and other agents, we are exposed to credit risk in other areas of our business related to policyholders. We are exposed to credit risk in our insurance group’s surety unit where we guarantee to a third party that our policyholder will satisfy certain performance or financial obligations. If our policyholder defaults, we may suffer losses and be unable to be reimbursed by our policyholder. We are also exposed to credit risk from policyholders on smaller deductibles in other insurance group lines, such as healthcare and excess and surplus casualty. Although we have not experienced any material credit losses to date, an increased inability of our policyholders to meet their obligations to us could have a material adverse effect on our financial condition and results of operations. See note 3, “Significant Accounting Policies.”
Our business is subject to laws and regulations relating to economic trade sanctions and foreign bribery laws, the violation of which could adversely affect our operations.
We must comply with all applicable economic sanctions and anti-bribery laws and regulations of the U.S. and other foreign jurisdictions where we operate. U.S. laws and regulations applicable to us and others who provide insurance and reinsurance include the economic trade sanctions laws and regulations administered by the Treasury’s Office of Foreign Assets Control as well as certain laws administered by the U.S. Department of State. New sanctions regimes may be initiated, or existing sanctions expanded or lifted, at any time, which can immediately impact our business activities. Since the Russian invasion of Ukraine in February 2022, there have been several sanctions packages imposed by the U.S., U.K. and EU which impact our business. The sanctions are complex, numerous and nuanced, requiring close review and assessment as they pertain to our business. We are also subject to the U.S. Foreign Corrupt Practices Act and other anti-bribery laws such as the U.K. Bribery Act that generally bar corrupt payments or unreasonable gifts to foreign governments or officials. Although we have policies and controls in place designed to ensure compliance with these laws and regulations, it is possible that an employee or intermediary could fail to comply with applicable laws and regulations. In addition, we may interpret a complex sanction in a way which may differ from a regulator. In these cases, we could be exposed to fines, criminal penalties and other sanctions. Such violations could limit our ability to conduct business and/or damage our reputation, resulting in a material adverse effect on our financial condition and results of operations.
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
Disruption to the financial markets and weak economic conditions resulting from situations such as supply/demand imbalances, inflation and political unrest may adversely and materially impact our investments, financial condition and results of operation.
Disruption in the financial markets and the downturn in global economic activity resulting from geopolitical conflict or economic decisions/trade wars, elevated financing rates, property market declines or other macro-and micro-economic conditions could adversely affect the valuation of securities in our investment portfolio. Credit deterioration spread widening and/or equity market volatility could result in temporary or permanent impairment. Elevated levels of inflation could drive higher U.S. and global interest rates, negatively impacting asset prices, particularly in fixed income and financial flexibility of operating businesses. In addition, a lack of pricing transparency, decreased market liquidity, the strengthening or weakening of foreign currencies against the U.S. Dollar, individually or in tandem, could have a material adverse effect on our results through

ARCH CAPITAL	55	2024 FORM 10-K

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
Our operating results depend in part on the performance of our investment portfolio. A significant portion of cash and invested assets held by Arch consists of fixed maturities (67.4% as of December 31, 2024). Although our current investment guidelines and approach emphasize preservation of capital, market liquidity and diversification of risk, our investments are subject to market-wide risks and valuation fluctuations. In addition, we are subject to risks inherent in particular securities or types of securities, as well as sector concentrations. We may not be able to realize our investment objectives, which could have a material adverse effect on our financial results. In the event that we are unsuccessful in calibrating the liquidity of our investment portfolio with our expected insurance and reinsurance liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on our financial results and ability to conduct our business.
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
Arch Re Bermuda is a registered Bermuda insurance company and is not licensed or admitted as an insurer in any jurisdiction in the U.S., although Arch Re Bermuda has been approved as a “certified reinsurer” and a “reciprocal reinsurer” in certain U.S. states that allow for the reduction or elimination of statutory collateral for reinsurance ceded to such reinsurers. Arch Re Bermuda's contracts generally require it to post a letter of credit or provide other security, even in U.S. states where it has been approved for reduced collateral, upon the happening of certain events. State credit for reinsurance rules also generally provide that reinsurers such as Arch Re Bermuda must provide statutory collateral in the event their certified or reciprocal status is “terminated” or 100% collateral upon the entry of an order of rehabilitation, liquidation or conservation against a ceding insurer.
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

ARCH CAPITAL	56	2024 FORM 10-K

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
The frequency and severity of claims we incur is uncertain and will depend largely on general economic factors outside of our control, including, among others, changes in unemployment and home prices affordability. Inflated home prices followed by a decline in home values could significantly decrease a borrower’s equity in their home, which would limit their ability to sell the property without incurring a loss and could increase the frequency and severity of claims. Monthly interest rate changes in Australia or the increasing cost of homeowners insurance in the U.S. could make a borrower’s monthly housing-related payment obligations increase and could increase the frequency of claims. Deteriorating economic conditions, potentially due to prolonged recessionary conditions increasing levels of unemployment and inflation, could adversely affect the performance of our mortgage insurance portfolio and could adversely affect our results of operations and financial condition.
If the volume of low down payment mortgage originations declines, or if other government housing policies, practices or regulations change, the amount of mortgage insurance we write in the U.S. or Australia could decline, which would reduce our mortgage insurance revenues.
The size of the U.S. and Australian mortgage insurance market depends in large part upon the volume of low down payment home mortgage originations. Factors affecting the volume of low down payment mortgage originations include, among others: restrictions on mortgage credit due to stringent underwriting standards and liquidity issues affecting lenders; changes in mortgage interest rates and home prices, and other economic conditions in the U.S., Australian and regional economies; population trends, including the rate of household formation; and U.S. government housing policy, and Australian government housing policy. Increases to mortgage interest rates have materially increased financing costs, and as a result may decrease the number of qualified borrowers and the volume of low down payment mortgage originations.
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
To reduce pressure on housing affordability in Australia, the Australian Government introduced the First Home Guarantee Scheme (“HGS”) in 2020, designed to support eligible first home buyers by allowing them to purchase a home with a deposit of as little as 5%. Under HGS, Housing Australia provides a free guarantee to the lender of up to 15% of the value of the property for first home buyers, negating the requirement to pay for mortgage insurance. Since inception through 2024, the HGS was substantially expanded, negatively impacting the amount of mortgage insurance we write in Australia.
The FHFA as conservator of the GSEs continues to evaluate loan level price adjustments (“LLPAs”) and guarantees fees assessed by the GSEs when purchasing loans. During 2022 and 2023, the FHFA implemented a series of changes to update the GSEs’ single-family guarantee fee pricing framework to increase support for creditworthy borrowers limited by income or by wealth, while also increasing pricing to other categories of loans (such as high balance mortgages and mortgages on second homes) to foster capital accumulation. Future pricing changes, which may include increasing LLPAs and guarantee fees, limiting the purchase of certain categories of loans, or restricting loan limits could cause a decline in the volume of low-down payment home mortgage purchases by the GSEs, could decrease demand for mortgage insurance, and could decrease our U.S. new insurance written and reduce mortgage insurance revenues.
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
On January 2, 2025, the U.S. Department of Treasury (the “Treasury Department”) and FHFA announced an agreement to amend the preferred stock purchase agreements between

ARCH CAPITAL	57	2024 FORM 10-K

the Treasury Department and the GSEs, originally entered into in September 2008, in order to, among other things, codify the requirement that Treasury consent before the conservatorships can be terminated, memorialize that ending the conservatorship should be based on consideration of the financial condition of the GSEs and the potential impact on the housing market, and outline an agreed upon process for eventual public input. If any GSE reform is adopted, whether through legislation or administrative action, it could impact the current role of private mortgage insurance as credit enhancement, including its reduction or elimination. Passage and timing of any comprehensive GSE reform or incremental change (legislative or administrative) is uncertain, making the actual impact on the mortgage insurance industry difficult to predict. Furthermore, the FHFA and/or the GSEs could chose to reduce the amount of CRT protection purchased on their loan portfolios, which could reduce the CRT investment opportunities available for reinsurers. Future legislative, administrative or changes to business practices related to the use or requirement for credit enhancement could have a material adverse impact on the Company.
The PMIERs apply to AMIC and UGRIC, which are eligible mortgage insurers. The PMIERs impose limitations on the type of risk insured, the forms and insurance policies issued, standards for the geographic and customer diversification of risk, acceptable underwriting practices, quality assurance, loss mitigation, claims handling, standards for certain reinsurance cessions and financial requirements, among other things. The financial requirements require a mortgage insurer’s available assets to meet or exceed “minimum required assets” as of each quarter end. In August 2024, the GSEs updated PMIERs to incorporate new deductions to the definition of available assets for investment risk. This update will become effective March 31, 2025, but the impact will be phased in through September 30, 2026. Arch MI U.S.’s minimum required assets under the PMIERs will be determined, in part, by the particular risk profiles of the loans it insures. If, absent other changes, Arch MI U.S.’s mix of business changes to include more loans with higher loan-to-value ratios or lower credit scores, it will have a higher minimum required asset amount under the PMIERs and, accordingly, be required to hold more capital in order to maintain GSE eligibility. Our eligible mortgage insurers each satisfied the PMIERs’ financial requirements as of December 31, 2024. While we intend to continue to comply with these requirements, there can be no assurance that the GSEs will not change the PMIERs or that AMIC or UGRIC will continue as eligible mortgage insurers. If either or both of the GSEs were to cease to consider AMIC or UGRIC as eligible mortgage insurers and, therefore, cease accepting our mortgage insurance products, our results of operations and financial condition would be adversely affected.
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
On July 27, 2023, the Federal banking agencies released a proposed rule to implement the Basel III Endgame in the United States. The proposal would eliminate the capital relief currently afforded mortgage loans protected by private mortgage insurance. Instead, the capital treatment would be based on the mortgage’s loan to value ratio without consideration of mortgage insurance. The comment period for this proposal closed on January 16, 2024. If the U.S. regulators decide to adopt the proposed Basel III Endgame approach to mortgage assets, the capital treatment of mortgages held in portfolio will increase and the capital relief benefits of mortgage insurance would be eliminated, which could adversely affect the volume of mortgages originated by banks subject to the rule and the demand for mortgage insurance. With the change in the Presidential administration, and based on feedback received in response to the proposed rule, the Federal Banking agencies have indicated an intent to repropose the Basel III Rules, though the timing, requirements, and implementation of the reproposed rule remain uncertain. In January 2025, the European Commission stated that it is considering what steps to take in light of possible delay or changes to the Basel III implementation in the United States, and the Bank of England announced a one-year delay in implementation in order to get clarity on what the United States plans to do.
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

ARCH CAPITAL	58	2024 FORM 10-K

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

ARCH CAPITAL	59	2024 FORM 10-K

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
Dividends on our preferred shares are non-cumulative and payable only out of lawfully available funds of Arch Capital under Bermuda law. Consequently, if the Board (or a duly authorized committee of the Board) does not authorize and declare a dividend for any dividend period with respect to any series of our preferred shares, holders of such preferred shares would not be entitled to receive any such dividend, and such unpaid dividend will not accrue and will never be payable. Arch Capital will have no obligation to pay dividends for a dividend period on or after the dividend payment date for such period if the Board (or a duly authorized committee of the Board) has not declared such dividend before the related dividend payment date; if dividends on our series F or series G preferred shares are authorized and declared with respect to any subsequent dividend period, Arch Capital will be free to pay dividends on any other series of preferred shares and/or our common shares. We paid a special cash dividend on our common shares during fiscal year 2024, but there is no assurance that any dividend will be declared and paid in the future.

ARCH CAPITAL	60	2024 FORM 10-K

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
In May 2019, the OECD published a “Programme of Work,” divided into two pillars, which is designed to address the tax challenges created by an increasing digitalized economy. Pillar I addresses the broader challenge of a digitalized economy and focuses on the allocation of group profits among taxing jurisdictions based on a market-based concept rather than historical “permanent establishment” concepts. In January 2020, the OECD released a statement excluding most financial services activities, including insurance activities, from the scope of the profit reallocation mechanism in Pillar I (referred to under Pillar I as “Amount A”). The OECD statement cited the presence of commercial (rather than consumer) customers as grounds for the carve-out, but also acknowledged that a “compelling case” could be made that the consumer-facing business lines of insurance companies should be excluded from the scope of Pillar I given the impact of regulations and licensing requirements that typically ensure that residual profits are largely realized in local customer markets. However, profits from “unregulated elements of the financial services sector” remain in scope but only where revenue exceeds €20 billion. The revenue

ARCH CAPITAL	61	2024 FORM 10-K

threshold is expected to be reduced to €10 billion following future review of the operation of Amount A. The review of when to reduce the revenue threshold begins beginning seven years after the effective date of Amount A.
Pillar II addresses the remaining BEPS risk of profit shifting to certain in-scope entities in low tax jurisdictions by introducing a global minimum tax (15%), which would operate through the imposition of residence-based and source-based taxation (including potentially through the denial of certain deductions). In calculating whether the effective tax rate of an in-scope entity meets the minimum tax rate, certain deferred income tax assets and liabilities (“Deferred Tax Items”) reflected or disclosed in the financial accounts of an in-scope entity are taken into account. In October 2021, 136 jurisdictions agreed on a two-pillar solution to address the tax challenges arising from the digitalization of the economy. In December 2021, the OECD released Model Rules for implementation of Pillar II followed by the release of detailed commentary in March 2022, with the latest update to the commentary in December 2023. The OECD has released additional administrative guidance on the global minimum tax in February, July and December of 2023, June of 2024 and January of 2025 (with this latest administrative guidance introducing a new interpretation (with retroactive effect) for determining the treatment of Deferred Tax Items, which may affect the effective tax rate calculations of an in-scope entity following a grace period).
The members of the EU have either already adopted domestic legislation implementing the minimum tax rules, pursuant to the EU’s minimum tax directive, unanimously agreed by the member states in 2022 or have exercised their option to postpone implementation on the basis of certain exceptions available to countries that have a small number of multi-national groups to which the rules would apply. For many members of the EU that have adopted such rules, such rules are effective for periods beginning on or after December 31, 2023, with the “under-taxed profit rule” taking effect for periods beginning on or after January 1, 2025. Legislatures in multiple countries outside of the EU have also drafted and/or enacted legislation to implement the OECD’s minimum tax proposal. Given the OECD’s continued release of guidance regarding Pillar II, that only certain jurisdictions have currently enacted laws to give effect to Pillar II, that some jurisdictions have just recently enacted such laws, that jurisdictions may interpret such laws in different manners, and that certain elements of such laws are currently subject to challenge pursuant to legal proceedings, the overall implementation of Pillar II remains uncertain and subject to change, possibly on a retroactive basis.
On August 8, 2023, the Bermuda Ministry of Finance published its first Public Consultation announcing the proposed implementation of a new corporate income tax regime applicable to Bermuda businesses that are part of Multinational Enterprise Groups with annual revenue of €750 million or more. A Second Public Consultation was published on October 5, 2023 confirming, inter alia, a statutory corporate tax rate of 15% and a Third Public Consultation was published on November 15, 2023. The Bermuda CIT Act was enacted on December 27, 2023 and is effective for tax years beginning on or after January 1, 2025. The Bermuda Government announced in its Second Public Consultation that any new Bermuda corporate income tax regime would supersede existing Tax Assurance Certificates held by entities within the scope of the new Bermuda corporate income tax (such as those issued to us, referred to above under “—Taxation of Arch Capital. Bermuda.”). Given the potential for the new Bermuda corporate income tax to supersede existing Tax Assurance Certificates, it is likely that Arch will be subject to Bermuda tax for tax years beginning on or after January 1, 2025.
It is expected that the Bermuda CIT generally will prevent or mitigate the risk of other adopting countries from collecting “top-up” taxes from Bermuda companies to reach the 15% minimum rate, although the continued evolution of the implementation of Pillar II may in some cases mean that the Bermuda CIT does not avoid a “top-up” tax in all scenarios.
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

ARCH CAPITAL	62	2024 FORM 10-K

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
As a foundation of our approach to cybersecurity risk, we have implemented processes at several levels across our enterprise to help assess, identify and manage cybersecurity risks and incidents. Our privacy and information security policies and standards cover topics such as information sharing, privacy, data handling and data management as well as more detailed information technology (“IT”) processes encompassing incident response, access control, disaster recovery and testing, among other areas. These policies and standards are regularly reviewed and updated at least annually based on the risk and regulatory environment in which we operate. We monitor closely privacy and cybersecurity, AI and operational resilience laws, regulations and guidance applicable to us. See Item 1, “Business—Regulation—Cybersecurity and Privacy” for additional details.
We use many third parties for IT functions and our vendor management group performs information security risk assessments on our third-party service providers with respect to their ability to protect data from unauthorized access, and on a risk weighted basis, we perform re-assessments routinely. The Company also requires these vendors to adhere to privacy and cybersecurity measures and has a third-party service provider monitoring program in place that reviews changes to the security posture of certain higher risk third-party service providers.
Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, employee or vendor error or misconduct, and other external hazards could expose our information systems and those of our vendors to security breaches, cybersecurity incidents or other disruptions, any of which could materially and adversely affect our ability to conduct our business. We annually undergo an external penetration testing by a third-party cybersecurity firm. These tests and our tabletop exercises enable us to incorporate recommendations and learnings in our program. While we and third parties with which we do business have experienced cybersecurity incidents, to date, the Company does not believe that any previous cybersecurity incidents have materially affected the Company.
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

ARCH CAPITAL	63	2024 FORM 10-K

Governance
As part of our overall risk management approach, we recognize the importance of identifying and managing cybersecurity risk at several levels, including Board oversight, executive commitment and employee training. Our Audit Committee, comprised of independent directors from our Board, oversees the Board’s responsibilities relating to the operational (including IT risks, business continuity and data security) risk affairs of the Company. Our Audit Committee is informed of such risks through quarterly reports from our Chief Information Officer (“CIO”) and Chief Operations Officer (“COO”), with input from our Chief Information Security Officer (“CISO”).
Our cybersecurity and IT executives include our CIO, who has 34 years of experience in Information Technology, including 21 years in the financial services space. His responsibilities as the CIO include all areas of Information Technology and information security oversight. Our CISO, has 19 years of experience in information security. The CISO holds certifications from leading security associations. The information security personnel reporting to the CISO hold various leading security certifications. The CISO, reporting to the CIO, oversees the implementation and compliance of our information security standards and mitigation of related risks. We also have three management level committees and a team that supports our processes to assess and manage cybersecurity risk.
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
The P&S Committee, ORC, CIMT and IT Committee are comprised of executives with reporting lines to the CIO and/or the COO. We also have an enterprise Artificial Intelligence Governance and Oversight Committee focusing on the use and management of AI in our operations.
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

ITEM 2. PROPERTIES

We lease office space in Bermuda where our principal offices are located. Our insurance group leases space for offices in the U.S., Canada, Bermuda, U.K., Europe and Australia. Our reinsurance group leases space for offices in the U.S., Bermuda, U.K., Europe, Canada and Dubai. Our mortgage group leases space for offices in the U.S., Bermuda, Hong Kong and Australia. We believe that the above described office space is adequate for our needs. However, as we continue to develop our business, we may open additional office locations in 2025.

ARCH CAPITAL	64	2024 FORM 10-K

ITEM 3. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of December 31, 2024, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HOLDERS
As of February 21, 2025, and based on information provided to us by our transfer agent and proxy solicitor, there were 1,210 holders of record of our common shares (Nasdaq: ACGL) and approximately 485,646 beneficial holders of our common shares.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our purchases of common shares for the 2024 fourth quarter:

	Issuer Purchases of Common Shares
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs ($000’s) (2)
10/1/2024-10/31/2024	517	$113.51	—	$1,000,000
11/1/2024-11/30/2024	80	$101.85	—	$1,000,000
12/1/2024-12/31/2024	262,857	$89.66	261,981	$996,796
Total	263,454	$89.71	261,981	$996,796
(1)    This column represents (in whole shares) open market share repurchases, including an aggregate of 517 shares, 80 shares and 876 shares repurchased by Arch Capital during October, November and December, respectively, other than through publicly announced plans or programs. We repurchased these shares from employees in order to facilitate the payment of withholding taxes on restricted shares granted and the exercise of stock appreciation rights, in each case at their fair value as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.
(2)    This column represents the remaining approximate dollar amount available at the end of each applicable period under Arch Capital’s $1.0 billion share repurchase authorization, authorized by the Board of Directors of ACGL on December 20, 2024, and having no expiration date. Repurchases may be effected from time to time in open market or privately negotiated transactions.

ARCH CAPITAL	65	2024 FORM 10-K

PERFORMANCE GRAPH
The following graph compares the cumulative total shareholder return on our common shares for each of the last five years through December 31, 2024 to the cumulative total return, assuming reinvestment of dividends, of (1) S&P 500 Composite Stock Index (“S&P 500 Index”) and (2) the S&P 500 Property & Casualty Insurance Index. The share price performance presented below is not necessarily indicative of future results.
CUMULATIVE TOTAL SHAREHOLDER RETURN (1)(2)(3)

		Base Period
	Company Name/Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
●	Arch Capital Group Ltd.	$100.00	$84.10	$103.64	$146.37	$173.16	$226.44
■	S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
▲	S&P 500 Property & Casualty Insurance Index	$100.00	$106.96	$127.58	$151.65	$168.05	$227.67
(1)    Stock price appreciation plus dividends.
(2)    The above graph assumes that the value of the investment was $100 on December 31, 2019.
(3)    This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6. [RESERVED]

ARCH CAPITAL	66	2024 FORM 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations for the year ended December 31, 2024 and 2023. Comparisons between 2023 and 2022 have been omitted from this Form 10-K, but may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K year ended December 31, 2023 filed with the SEC. This discussion and analysis contains forward-looking statements which involve inherent risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. These statements are based on our current assessment of risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements and, therefore, undue reliance should not be placed on them. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed in this report, including the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors.”
This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto presented under Item 8. All amounts are in millions, except per share amounts, unless otherwise noted.

ARCH CAPITAL	67	2024 FORM 10-K

OVERVIEW

Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “we” or “us”) is a publicly listed Bermuda exempted company with approximately $23.5 billion in capital at December 31, 2024 and is part of the S&P 500 index. Through operations in Bermuda, the United States, United Kingdom, Europe, Canada and Australia, we write specialty lines of property and casualty insurance and reinsurance, as well as mortgage insurance and reinsurance, on a worldwide basis. It is our belief that our underwriting platform, experienced management team and strong capital base enable us to establish a strong presence in the markets where we operate.
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
CURRENT OUTLOOK

As we head into 2025, our objective to deliver long-term value for our shareholders remains the same. We will continue to execute on the key pillars of our strategy which are: to build a diversified mix of businesses; actively manage the underwriting cycle; remain prudent stewards of the capital entrusted to us by our shareholders; and be dynamic managers of a data-driven enterprise with a culture that attracts best-in-class talent. Book value per share, a key measure of value creation, ended 2024 at $53.11, representing a 13.1% increase for the year and up 23.8% after adjusting for the impact of the $5 per share special dividend paid to common shareholders in December 2024. The decision to pay a special dividend was the result of Arch's strong financial performance and capital position and represented an effective means of returning excess capital to our shareholders.
Overall, we believe the property and casualty environment remains favorable, despite increasing competition in many of our lines of business. This makes underwriting and risk mitigation increasingly important. Our underwriting strategies empower our businesses to respond quickly to their trading environment. This has been, and remains, a competitive advantage as we have the agility and expertise to reallocate capital to more profitable opportunities across our diversified platform. We are selectively deploying capital to the areas producing attractive risk-adjusted returns, such as insurance and reinsurance liability lines, specialty business at Lloyd's and property catastrophe reinsurance.
A high level of industry catastrophic losses throughout 2024, combined with the California wildfires at the start of 2025, should continue to support demand for property insurance and reinsurance. Notwithstanding this increased loss activity, we believe the property market remains attractive. On the casualty side, we believe that rates are continuing to outpace loss cost trends, and have selectively increased casualty writings in both our insurance and reinsurance segments.
Our property and casualty underwriting teams continued to benefit from attractive market conditions, delivering a combined $1.6 billion of underwriting income and over $20 billion of gross premiums written in 2024, up nearly 19% from 2023.

ARCH CAPITAL	68	2024 FORM 10-K

Our reinsurance segment contributed $1.2 billion of underwriting income in 2024, despite the impact of catastrophic events. At the January 1, 2025 renewals, we selectively increased our writings in property, liability and specialty lines with a focus not only on price adequacy, but also terms and conditions. Our underwriting culture dictates that we include a meaningful margin of safety in our pricing, especially given competitive market conditions, and take a longer term view of inflation and rates. As underwriting opportunities arise, our reinsurance segment reacts quickly and significantly when markets pivot.
Our insurance segment also seized on strong growth opportunities in 2024, while elevated catastrophe activity such as Hurricanes Helene and Milton limited underwriting income. For the full year, the insurance group contributed $6.9 billion of net premium written, a 17% increase from 2023 and delivered $0.3 billion of underwriting income. On August 1, 2024, we completed the acquisition of the U.S. MidCorp and Entertainment insurance businesses from Allianz (“MCE Acquisition”). As such, the insurance segment’s 2024 results include five months of activity related to the acquired business. This acquisition expands our capabilities for insureds in the U.S. middle markets and represents an important component of our insurance segment. Excluding the MCE Acquisition, insurance growth was in the mid-single digits and included attractive opportunities in casualty, programs and in the London specialty market. Looking ahead, we expect primary market conditions to remain competitive given the attractive underlying margins, which may result in a slowdown of new business opportunities.
Our mortgage segment continued to deliver a steady level of earnings for our shareholders, generating $1.1 billion of underwriting income in 2024, resulting in the third consecutive year of delivering over $1 billion of underwriting income. While new originations remain tempered by relatively high mortgage interest rates, underlying fundamentals remained strong and our U.S. market share was stable as industry pricing discipline held. The persistency of our in force U.S. primary mortgage insurance portfolio remained a healthy 82.1% and the delinquency rate remained low.
FINANCIAL MEASURES

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for Arch Capital’s common shareholders:
Book Value per Share
Book value per share represents total common shareholders’ equity available to Arch divided by the number of common shares and common share equivalents outstanding. Management uses growth in book value per share as a key measure of the value generated for our common shareholders each period and believes that book value per share is the key driver of Arch Capital’s share price over time. Book value per share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per share depending on the purchase price. Book value per share was $53.11 at December 31, 2024, a 13.1% increase from $46.94 at December 31, 2023, and an increase of 23.8% when incorporating the impact of the $1.9 billion special dividend paid to common shareholders in December 2024.
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
Our annualized net income return on average common equity was 22.8% for 2024, compared to 29.7% for 2023. Our Operating ROAE was 18.9% for 2024, compared to 21.6% for 2023. Returns for 2024 reflected strong underwriting and investment returns, albeit with an elevated level of catastrophe activity.

ARCH CAPITAL	69	2024 FORM 10-K

Total Return on Investments
Total return on investments includes investment income, equity in net income or loss of investments accounted for using the equity method, net realized gains or losses and the change in unrealized gains or losses generated by Arch’s investment portfolio. Total return is calculated on a pre-tax basis before investment expenses and reflects the effect of financial market conditions along with foreign currency fluctuations. Management uses total return on investments as a key measure of the return generated for Arch common shareholders on the capital held in the business, and compares the return generated by our investment portfolio against benchmark returns. See “Comment on Non-GAAP Financial Measures.”
The following table summarizes the pre-tax total return (before investment expenses) of investments held by Arch compared to the benchmark return (both based in U.S. Dollars) against which we measured our portfolio during the periods:

	Arch Portfolio (1)	Benchmark Return

Year Ended December 31, 2024	5.08%	5.22%
Year Ended December 31, 2023	7.57%	8.28%
Total return for 2024 primarily reflected the effects of sustained higher interest rates available in the market, along with growth in invested assets due in part to strong operating cash flows. We continue to maintain a relatively short duration on our fixed income portfolio of 3.31 years at December 31, 2024.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality with a fixed income component matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. It is recalibrated annually. Although the estimated fixed income duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index during the year except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. At December 31, 2024, the fixed income portion of the benchmark had an average credit quality of “A1” by Moody’s and an estimated fixed income duration of 3.18 years.
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

ARCH CAPITAL	70	2024 FORM 10-K

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
Transaction costs and other include integration, advisory, financing, legal, severance, incentive compensation and all other transaction costs directly related to acquisitions. We believe that transaction costs and other, due to their nonrecurring nature, are not indicative of the performance of, or trends in, our business performance.
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
Our segment information includes the presentation of consolidated underwriting income or loss. Such measures represent the pre-tax profitability of our underwriting operations and include net premiums earned plus other underwriting income, less losses and loss adjustment expenses, acquisition expenses and other operating expenses. Other operating expenses include those operating expenses that are incremental and/or directly attributable to our individual underwriting operations. Underwriting income or loss does not incorporate certain income and expense items which are included in corporate. While these measures are presented in note 4, “Segment Information,” to our consolidated financial statements in Item 8, they are considered non-GAAP financial measures when presented elsewhere on a consolidated basis. The reconciliations of underwriting income or loss to income before income taxes (the most directly comparable GAAP financial measure) on a consolidated basis, in accordance with Regulation G, is shown in note 4, “Segment Information,” to our consolidated financial statements in Item 8.
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

ARCH CAPITAL	71	2024 FORM 10-K

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

	Year Ended December 31,
	2024	2023
Net income available to Arch common shareholders	$4,272	$4,403
Net realized (gains) losses (1)	(197)	165
Equity in net (income) loss of investments accounted for using the equity method	(580)	(278)
Net foreign exchange (gains) losses	(75)	62
Transaction costs and other	81	6
Income tax expense (benefit) (2)	41	(1,157)
After-tax operating income available to Arch common shareholders	$3,542	$3,201

Beginning common shareholders’ equity	$17,523	$12,080
Ending common shareholders’ equity	19,990	17,523
Average common shareholders’ equity	$18,757	$14,802

Annualized net income return on average common equity %	22.8	29.7
Annualized operating return on average common equity %	18.9	21.6
(1) Net realized gains or losses include realized and unrealized changes in the fair value of equity securities and assets accounted for using the fair value option, realized and unrealized gains and losses on derivative instruments, changes in the allowance for credit losses on financial assets and gains or losses realized from the acquisition or disposition of subsidiaries.
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
Segment Information
We classify our businesses into three underwriting segments insurance, reinsurance and mortgage. Our insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to our chief operating decision makers, the Chief Executive Officer of Arch Capital and the Chief Financial Officer and Treasurer of Arch Capital. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for our three underwriting segments based on underwriting income or loss. We do not manage our assets by underwriting segment, with the exception of goodwill and intangible assets and accordingly, investment income is not allocated to each underwriting segment.
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
Insurance Segment
The following tables set forth our insurance segment’s underwriting results:

	Year Ended December 31,
	2024	2023	% Change
Gross premiums written	$9,053	$7,911	14.4
Premiums ceded	(2,179)	(2,049)
Net premiums written	6,874	5,862	17.3
Change in unearned premiums	(247)	(416)
Net premiums earned	6,627	5,446	21.7
Losses and loss adjustment expenses	(4,070)	(3,122)
Acquisition expenses	(1,217)	(1,055)
Other operating expenses	(995)	(819)
Underwriting income	$345	$450	(23.3)

Underwriting Ratios			% Point Change
Loss ratio	61.4%	57.3%	4.1
Acquisition expense ratio	18.4%	19.4%	(1.0)
Other operating expense ratio	15.0%	15.0%	—
Combined ratio	94.8%	91.7%	3.1
The insurance segment consists of our insurance underwriting units which offer specialty product lines on a worldwide basis, as described in note 4, “Segment Information,” to our consolidated financial statements in Item 8.

ARCH CAPITAL	72	2024 FORM 10-K

Net Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Year Ended December 31,
	2024		2023
	Amount	%	Amount	%
North America
Property and short-tail specialty	$1,220	17.7	$1,058	18.0
Other liability - occurrence	1,002	14.6	676	11.5
Other liability - claims made	858	12.5	851	14.5
Workers compensation	555	8.1	525	9.0
Commercial automobile	485	7.1	391	6.7
Commercial multi-peril	461	6.7	199	3.4
Other	288	4.2	295	5.0
Total North America	4,869	70.8	3,995	68.2

International
Property and short-tail specialty	$1,065	15.5	$1,042	17.8
Casualty and other	940	13.7	825	14.1
Total International	2,005	29.2	1,867	31.8
Total	$6,874	100.0	$5,862	100.0
Net premiums written by the insurance segment were 17.3% higher in 2024 than in 2023 (7.0% excluding the MCE Acquisition). Growth in net premiums written reflected the impact of the MCE Acquisition along with an increases in most lines of business due in part to new business opportunities and rate changes.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Year Ended December 31,
	2024		2023
	Amount	%	Amount	%
North America
Property and short-tail specialty	$1,165	17.6	$976	17.9
Other liability - occurrence	942	14.2	618	11.3
Other liability - claims made	843	12.7	866	15.9
Workers compensation	549	8.3	495	9.1
Commercial automobile	459	6.9	343	6.3
Commercial multi-peril	435	6.6	193	3.5
Other	309	4.7	290	5.3
Total North America	4,702	71.0	3,781	69.4

International
Property and short-tail specialty	$1,050	15.8	$885	16.3
Casualty and other	875	13.2	780	14.3
Total International	1,925	29.0	1,665	30.6
Total	$6,627	100.0	$5,446	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned by the insurance segment were 21.7% higher in 2024 than in 2023 (10.5% excluding the MCE Acquisition), reflecting changes in net premiums written over the previous five quarters.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Year Ended December 31,
	2024	2023
Current year	61.9%	58.1%
Prior period reserve development	(0.5)%	(0.8)%
Loss ratio	61.4%	57.3%
Current Year Loss Ratio.
The insurance segment’s current year loss ratio was 3.8 points higher in 2024 than in 2023. The 2024 loss ratio included 4.6 points of current year catastrophic event activity, primarily related to Hurricanes Helene and Milton, compared to 2.7 points in 2023. The current year loss ratio for 2024 also reflected the impact of rate increases and changes in mix of business.
Prior Period Reserve Development.
The insurance segment’s net favorable development was $37 million, or 0.5 points, for 2024, compared to $42 million, or 0.8 points, for 2023. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements in Item 8 for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
The insurance segment’s underwriting expense ratio was 33.4% in 2024, compared to 34.4% in 2023. The impact of the MCE Acquisition lowered the underwriting expense ratio by approximately 1.6 points, primarily due to the effects of the fair value estimation of the assets acquired at closing, including the non-recognition of deferred acquisition costs. The value of policies in force at closing are considered within the value of business acquired which is amortized through ‘amortization of intangible assets.’ The underwriting expense ratio also benefited from an initial lower level of operating expenses in the acquired business.

ARCH CAPITAL	73	2024 FORM 10-K

Reinsurance Segment
The following tables set forth our reinsurance segment’s underwriting results:

	Year Ended December 31,
	2024	2023	% Change
Gross premiums written	$11,112	$9,113	21.9
Premiums ceded	(3,366)	(2,559)
Net premiums written	7,746	6,554	18.2
Change in unearned premiums	(504)	(718)
Net premiums earned	7,242	5,836	24.1
Other underwriting income (loss)	9	17
Losses and loss adjustment expenses	(4,327)	(3,227)
Acquisition expenses	(1,432)	(1,240)
Other operating expenses	(270)	(288)
Underwriting income	$1,222	$1,098	11.3

Underwriting Ratios			% Point Change
Loss ratio	59.7%	55.3%	4.4
Acquisition expense ratio	19.8%	21.2%	(1.4)
Other operating expense ratio	3.7%	4.9%	(1.2)
Combined ratio	83.2%	81.4%	1.8
The reinsurance segment consists of our reinsurance underwriting units which offer specialty product lines on a worldwide basis, as described in note 4, “Segment Information,” to our consolidated financial statements in Item 8.
Net Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Year Ended December 31,
	2024		2023
	Amount	%	Amount	%
Other specialty	$2,849	36.8	$2,412	36.8
Property excluding property catastrophe	2,264	29.2	1,910	29.1
Casualty	1,222	15.8	1,002	15.3
Property catastrophe	958	12.4	865	13.2
Marine and aviation	300	3.9	250	3.8
Other	153	2.0	115	1.8
Total	$7,746	100.0	$6,554	100.0
Net premiums written by the reinsurance segment were 18.2% higher in 2024 than in 2023. The growth in net premiums written reflected increases in all lines of business, primarily due to new business, rate increases and growth in existing accounts.
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Year Ended December 31,
	2024		2023
	Amount	%	Amount	%
Other specialty	$2,619	36.2	$2,097	35.9
Property excluding property catastrophe	2,148	29.7	1,645	28.2
Casualty	1,088	15.0	1,005	17.2
Property catastrophe	959	13.2	742	12.7
Marine and aviation	276	3.8	229	3.9
Other	152	2.1	118	2.0
Total	$7,242	100.0	$5,836	100.0
Net premiums earned in 2024 were 24.1% higher than in 2023, reflecting changes in net premiums written over the previous five quarters, including the mix and type of business written.
Other Underwriting Income (Loss).
Other underwriting income in 2024 was $9 million, compared to $17 million in 2023.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Year Ended December 31,
	2024	2023
Current year	62.3%	57.9%
Prior period reserve development	(2.6)%	(2.6)%
Loss ratio	59.7%	55.3%
Current Year Loss Ratio.
The reinsurance segment’s current year loss ratio was 4.4 points higher in 2024 than in 2023. The 2024 loss ratio included 11.8 points for current year catastrophic event activity related to Hurricanes Milton and Helene, and a series of other global events, compared to 6.8 points in 2023. The current year loss ratio for 2024 also reflected the impact of rate increases and changes in mix of business.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $188 million, or 2.6 points, for 2024, compared to $152 million, or 2.6 points, for 2023, See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements in Item 8 for information about the reinsurance segment’s prior year reserve development.

ARCH CAPITAL	74	2024 FORM 10-K

Underwriting Expenses.
The underwriting expense ratio for the reinsurance segment was 23.5% in 2024, compared to 26.1% in 2023, with the decrease primarily due to growth in net premiums earned.
Mortgage Segment
The following tables set forth our mortgage segment’s underwriting results.

	Year Ended December 31,
	2024	2023	% Change
Gross premiums written	$1,351	$1,387	(2.6)
Premiums ceded	(239)	(335)
Net premiums written	1,112	1,052	5.7
Change in unearned premiums	119	106
Net premiums earned	1,231	1,158	6.3
Other underwriting income	17	14
Losses and loss adjustment expenses	55	103
Acquisition expenses	(2)	(17)
Other operating expenses	(207)	(194)
Underwriting income	$1,094	$1,064	2.8

Underwriting Ratios			% Point Change
Loss ratio	(4.4)%	(8.9)%	4.5
Acquisition expense ratio	0.2%	1.4%	(1.2)
Other operating expense ratio	16.8%	16.8%	—
Combined ratio	12.6%	9.3%	3.3
Net Premiums Written.
The following table sets forth our mortgage segment’s net premiums written by underwriting unit:

	Year Ended December 31,
	2024	2023
U.S. primary mortgage insurance	$820	$737
U.S. credit risk transfer (CRT) and other	212	220
International mortgage insurance/reinsurance	80	95
Total	$1,112	$1,052
Net premiums written for 2024 were 5.7% higher than in 2023. The increase in net premiums written in 2024 primarily reflected a lower level of premiums ceded to Bellemeade entities.

The persistency rate of the U.S. primary portfolio of mortgage loans was 82.1% at December 31, 2024 compared to 83.6% at December 31, 2023. The persistency rate represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period.
The following tables provide details on the new insurance written (“NIW”) generated by U.S. primary mortgage insurance operations. NIW represents the original principal balance of all loans that received coverage during the period.

	Year Ended December 31,
	2024		2023
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$48,479		$43,531

Credit quality (FICO):
>=740	$34,023	70.2	$28,527	65.5
680-739	12,805	26.4	13,832	31.8
620-679	1,644	3.4	1,164	2.7
<620	7	0.0	8	0.0
Total	$48,479	100.0	$43,531	100.0

Loan-to-value (LTV):
95.01% and above	$3,564	7.4	$2,582	5.9
90.01% to 95.00%	24,837	51.2	24,299	55.8
85.01% to 90.00%	14,735	30.4	12,160	27.9
85.01% and below	5,343	11.0	4,490	10.3
Total	$48,479	100.0	$43,531	100.0

Monthly vs. single:
Monthly	$45,589	94.0	$41,515	95.4
Single	2,890	6.0	2,016	4.6
Total	$48,479	100.0	$43,531	100.0

Purchase vs. refinance:
Purchase	$46,952	96.9	$42,822	98.4
Refinance	1,527	3.1	709	1.6
Total	$48,479	100.0	$43,531	100.0
(1)Represents the original principal balance of all loans that received coverage during the period.
Net Premiums Earned.
The following table sets forth our mortgage segment’s net premiums earned by underwriting unit:

	Year Ended December 31,
	2024	2023
U.S. primary mortgage insurance	$845	$759
U.S. credit risk transfer (CRT) and other	213	220
International mortgage insurance/reinsurance	173	179
Total	$1,231	$1,158
Net premiums earned for 2024 were 6.3% higher than in 2023, reflecting changes in net premiums written over the previous five quarters.

ARCH CAPITAL	75	2024 FORM 10-K

Other Underwriting Income.
Other underwriting income, which is primarily related to GSE risk-sharing transactions services and our whole mortgage loan purchase and sell program, was $17 million for 2024, compared to $14 million for 2023.
Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Year Ended December 31,
	2024	2023
Current year	18.6%	20.8%
Prior period reserve development	(23.0)%	(29.7)%
Loss ratio	(4.4)%	(8.9)%
Unlike property and casualty business for which we estimate ultimate losses on premiums earned, losses on U.S. primary mortgage insurance business are only recorded at the time a borrower is delinquent on their mortgage, in accordance with primary mortgage insurance industry practice. Because our primary mortgage insurance reserving process does not take into account the impact of future losses from loans that are not delinquent, mortgage insurance loss reserves are not an estimate of ultimate losses. In addition to establishing loss reserves for delinquent loans, under GAAP, we are required to establish a premium deficiency reserve for our mortgage insurance products if the amount of expected future losses and maintenance costs exceeds expected future premiums, existing reserves and the anticipated investment income for such product. We assess the need for a premium deficiency reserve on a quarterly basis and perform a full analysis annually. No such reserve was established during 2024 or 2023.
Current Year Loss Ratio.
The mortgage segment’s current year loss ratio was 2.2 points lower in 2024 compared to 2023. The lower current year loss ratio for 2024 reflected a lower average case reserve per default. The percentage of loans in default on U.S. primary mortgage insurance increased from 1.74% at December 31, 2023 to 2.09% at December 31, 2024.
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
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $282 million, or 23.0 points, for 2024, compared to $344 million, or 29.7 points, for 2023. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements in Item 8 for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
The underwriting expense ratio for the mortgage segment was 17.0% for 2024, compared to 18.2% for 2023. The decrease was primarily due to a lower level of profit commissions on U.S. primary business, along with a higher level of net premiums earned.
Corporate
The corporate results include net investment income, net realized gains or losses, equity in net income or loss of investments accounted for using the equity method, other income (loss), corporate expenses, transaction costs and other, amortization of intangible assets, interest expense, net foreign exchange gains or losses, income taxes items (which for 2023 reflects the establishment of a net deferred income tax asset related to the enactment of Bermuda’s new corporate income tax), income from operating affiliates and items related to our non-cumulative preferred shares.
Net Investment Income.
The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2024	2023
Fixed maturities	$1,266	$917
Short-term investments	144	68
Equity securities	40	22
Other (1)	136	93
Gross investment income	1,586	1,100
Investment expenses (2)	(91)	(77)
Net investment income	$1,495	$1,023
(1)    Includes interest income on operating cash, distributions from investment funds and other items.
(2)    Investment expenses were approximately 0.26% of average invested assets for 2024, consistent with 0.26% for 2023.

ARCH CAPITAL	76	2024 FORM 10-K

The pre-tax investment income yield was 4.25% for 2024, compared to 3.53% for 2023. The growth in net investment income for 2024 compared to 2023 primarily reflected higher yields available in the financial markets. The pre-tax investment income yields were calculated based on amortized cost. Net cash flow from operating activities contributed $6.7 billion in 2024, which increased our invested asset base and contributed to the growth in net investment income. Net investment income in 2024 was partially impacted by a $1.9 billion special dividend paid to common shareholders in December which required us to sell certain investments. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.
Net Realized Gains or Losses.
We recorded net realized gains of $197 million for 2024, compared to net realized losses of $165 million for 2023. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains or losses as the portfolio is rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations.
Net realized gains or losses also include realized and unrealized contract gains and losses on our derivative instruments, changes in the fair value of assets accounted for using the fair value option and in the fair value of equities, along with changes in the allowance for credit losses on financial assets, net impairment losses recognized in earnings and gains or losses realized from the acquisition or disposition of subsidiaries. See note 9, “Investment Information—Net Realized Gains (Losses),” and note 9, “Investment Information—Allowance for Expected Credit Losses,” to our consolidated financial statements for additional information.
Equity in Net Income (Loss) of Investments Accounted for Using the Equity Method.
We recorded $580 million of equity in net income related to investments accounted for using the equity method for 2024, compared to $278 million for 2023. Investments accounted for using the equity method totaled $6.0 billion at December 31, 2024, compared to $4.6 billion at December 31, 2023. See note 9, “Investment Information—Equity in Net Income (Loss) of Investments Accounted For Using the Equity Method,” to our consolidated financial statements in Item 8 for additional information.
Other Income or Losses
Other income for 2024 was $42 million, compared to $27 million for 2023. Amounts in both periods primarily reflect changes in the cash surrender value of our investment in corporate-owned life insurance.
Corporate Expenses.
Corporate expenses were $119 million for 2024, compared to $96 million for 2023. Such amounts primarily represent certain holding company costs necessary to support our worldwide operations and costs associated with operating as a publicly traded company.
Transaction Costs and Other.
Transaction costs and other were $81 million for 2024, compared to $6 million for 2023. The 2024 period primarily includes direct costs related to the MCE Acquisition and ongoing integration efforts.
Amortization of Intangible Assets.
Amortization of intangible assets for 2024 was $235 million, compared to $95 million for 2023. Amounts in 2024 and 2023 primarily related to amortization of finite-lived intangible assets with the increase in 2024 primarily related to the MCE Acquisition. See note 2, “Acquisition.”
Interest Expense.
Interest expense was $141 million for 2024, compared to $133 million for 2023. Interest expense primarily reflects amounts related to our outstanding senior notes.
Net Foreign Exchange Gains or Losses.
Net foreign exchange gains for 2024 were $75 million, compared to net foreign exchange losses for 2023 of $60 million. Amounts in such periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income before income taxes resulted in an expense of 7.7% for 2024, compared to a benefit of 24.5% for 2023. The 2023 provision reflected the establishment of a net deferred income tax asset of $1.18 billion related to the enactment of Bermuda’s new corporate income tax. Our effective tax rate fluctuates from year to year consistent with the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
See note 15, “Income Taxes,” to our consolidated financial statements in Item 8 for a reconciliation of the difference

ARCH CAPITAL	77	2024 FORM 10-K

between the provision for income taxes and the expected tax provision at the weighted average statutory tax rate for 2024 and 2023.
Income (Loss) from Operating Affiliates.
We recorded $200 million of net income from our operating affiliates in 2024, compared to $184 million in 2023. Amounts in both periods primarily reflected amounts related to our investments in Somers Group Holdings Ltd. and Coface SA. See note 9, “Investment Information—Investments in Operating Affiliates,” to our consolidated financial statements for additional information.
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

At December 31, 2024 and 2023, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	December 31,
	2024	2023
Insurance segment:
Case reserves	$3,730	$2,730
IBNR reserves	8,238	5,626
Total net reserves	11,968	8,356
Reinsurance segment:
Case reserves	2,721	2,447
Additional case reserves	806	484
IBNR reserves	5,580	4,260
Total net reserves	9,107	7,191
Mortgage segment:
Case reserves	331	323
IBNR reserves	142	192
Total net reserves	473	515
Total:
Case reserves	6,782	5,500
Additional case reserves	806	484
IBNR reserves	13,960	10,078
Total net reserves	$21,548	$16,062
At December 31, 2024 and 2023, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2024	2023
Multi-line and other specialty	$4,105	$1,350
Third party occurrence business	4,104	3,719
Third party claims-made business	2,630	2,451
Property, energy, marine and aviation	1,129	836
Total net reserves	$11,968	$8,356
At December 31, 2024 and 2023, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2024	2023
Casualty	$3,089	$2,725
Other specialty	2,791	2,125
Property excluding property catastrophe	1,778	1,243
Property catastrophe	845	585
Marine and aviation	461	359
Other	143	154
Total net reserves	$9,107	$7,191

ARCH CAPITAL	78	2024 FORM 10-K

At December 31, 2024 and 2023, the mortgage segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2024	2023
U.S. primary mortgage insurance (1)	$333	$324
U.S. credit risk transfer (CRT) and other	85	100
International mortgage insurance/reinsurance	55	91
Total net reserves	$473	$515
(1)    At December 31, 2024, 35.0% of total net reserves represent policy years 2014 and prior and the remainder from later policy years. At December 31, 2023, 31.0% of total net reserves represent policy years 2014 and prior and the remainder from later policy years.
Potential Variability in Loss Reserves
The following tables summarize the effect of reasonably likely scenarios on the key actuarial assumptions used to estimate our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, at December 31, 2024 by underwriting segment and reserving lines. See note 6, “Short Duration Contracts,” to our consolidated financial statements in Item 8 for a description of the lines of business included in each reserving line.
The scenarios shown in the tables summarize the effect of (i) changes to the expected loss ratio selections used at December 31, 2024, which represent loss ratio point increases or decreases to the expected loss ratios used, and (ii) changes to the loss development patterns used in our reserving process at December 31, 2024, which represent claims reporting that is either slower or faster than the reporting patterns used. We believe that the illustrated sensitivities are indicative of the potential variability inherent in the estimation process of those parameters. The results show the impact of varying each key actuarial assumption using the chosen sensitivity on our Loss Reserves, on a net basis and across all accident years.

INSURANCE SEGMENT	Higher Expected Loss Ratios	Slower Loss Development Patterns
Reserving lines selected assumptions:
Property, energy, marine and aviation	5 points	3 months
Third party occurrence business	10	6
Third party claims-made business	10	6
Multi-line and other specialty	10	6

Increase (decrease) in Loss Reserves:
Property, energy, marine and aviation	$68	$110
Third party occurrence business	307	125
Third party claims-made business	488	278
Multi-line and other specialty	804	302

INSURANCE SEGMENT	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving lines selected assumptions:
Property, energy, marine and aviation	(5) points	(3) months
Third party occurrence business	(10)	(6)
Third party claims-made business	(10)	(6)
Multi-line and other specialty	(10)	(6)

Increase (decrease) in Loss Reserves:
Property, energy, marine and aviation	$(67)	$(94)
Third party occurrence business	(281)	(85)
Third party claims-made business	(403)	(155)
Multi-line and other specialty	(709)	(261)

REINSURANCE SEGMENT	Higher Expected Loss Ratios	Slower Loss Development Patterns
Reserving lines selected assumptions:
Casualty	10 points	6 months
Other specialty	5	3
Property excluding property catastrophe	5	3
Property catastrophe	5	3
Marine and aviation	5	3
Other	5	3

Increase (decrease) in Loss Reserves:
Casualty	$273	$300
Other specialty	245	172
Property excluding property catastrophe	88	201
Property catastrophe	38	61
Marine and aviation	20	37
Other	10	8

ARCH CAPITAL	79	2024 FORM 10-K

REINSURANCE SEGMENT	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving lines selected assumptions:
Casualty	(10) points	(6) months
Other specialty	(5)	(3)
Property excluding property catastrophe	(5)	(3)
Property catastrophe	(5)	(3)
Marine and aviation	(5)	(3)
Other	(5)	(3)

Increase (decrease) in Loss Reserves:
Casualty	$(273)	$(230)
Other specialty	(245)	(240)
Property excluding property catastrophe	(88)	(195)
Property catastrophe	(38)	(36)
Marine and aviation	(20)	(38)
Other	(10)	(7)
It is not necessarily appropriate to sum the total impact for a specific factor or the total impact for a specific business category as the business categories are not perfectly correlated. In addition, the potential variability shown in the tables above are reasonably likely scenarios of changes in our key assumptions at December 31, 2024 and are not meant to be a “best case” or “worst case” series of outcomes and therefore, it is possible that future variations may be more or less than the amounts set forth above.
For our mortgage segment, we considered the sensitivity of loss reserve estimates at December 31, 2024 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be approximately 30% of the unpaid principal balance at December 31, 2024), we estimated that our loss reserves would change by approximately $15 million at December 31, 2024. For every one percentage point change in our primary net default to claim rate (which we estimate to be approximately 22% at December 31, 2024), we estimated a $20 million change in our loss reserves at December 31, 2024.
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
At December 31, 2024, our recorded Loss Reserves by underwriting segment, net of unpaid losses and loss adjustment expenses recoverable, and the results of the simulation were as follows:

	Insurance Segment	Reinsurance Segment	Mortgage Segment	Total
Loss Reserves (1)	$11,968	$9,107	$473	$21,548

Simulation results:
90th percentile (2)	$14,025	$11,114	$566	$25,257
10th percentile (3)	$10,033	$7,265	$387	$18,117
(1)    Net of reinsurance recoverables.
(2)    Simulation results indicate that a 90% probability exists that the net reserves for losses and loss adjustment expenses will not exceed the indicated amount.
(3)    Simulation results indicate that a 10% probability exists that the net reserves for losses and loss adjustment expenses will be at or below the indicated amount.

For informational purposes, based on the total simulation results, a change in our Loss Reserves to the amount indicated at the 90th percentile would result in a decrease in income before income taxes of approximately $3.7 billion, or $9.71 per diluted share, while a change in our Loss Reserves to the amount indicated at the 10th percentile would result in an increase in income before income taxes of approximately $3.4 billion, or $8.99 per diluted share. The simulation results noted above are informational only, and no assurance can be given that our ultimate losses will not be significantly different than the simulation results shown above, and such differences could directly and significantly impact earnings favorably or unfavorably in the period they are determined. We do not have significant exposure to pre-2002 liabilities, such as asbestos-related illnesses and other long-tail liabilities. It is difficult to provide meaningful trend information for certain liability/casualty coverages for which the claim-tail may be especially long, as claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur. Any estimates and

ARCH CAPITAL	80	2024 FORM 10-K

assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that for certain lines of business relatively limited historical information has been reported to us through December 31, 2024. Accordingly, the reserving for incurred losses in these lines of business could be subject to greater variability. See Item 1A, “Risk Factors – Risks Relating to Our Industry, Business & Operations – Underwriting risks and reserving for losses are based on probabilities and related modeling, which are subject to inherent uncertainties.”
Mortgage Operations Supplemental Information
On June 3, 2024, we completed the acquisition of RMIC Companies, Inc., and its wholly-owned subsidiaries (“RMIC”) that, together, comprise the run-off mortgage insurance business of Old Republic International Corporation. The acquired business had been in runoff since 2011 and represented $3.6 billion of insurance in force at the time of the acquisition.
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at December 31, 2024 and 2023:

	December 31,
	2024		2023
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$290,435	58.0	$290,764	57.1
U.S. credit risk transfer (CRT) and other	145,892	29.1	149,098	29.3
International mortgage insurance/reinsurance	64,822	12.9	69,473	13.6
Total	$501,149	100.0	$509,335	100.0
Risk In Force (RIF) (2):
U.S. primary mortgage insurance	$76,034	85.3	$75,527	84.6
U.S. credit risk transfer (CRT) and other	5,876	6.6	6,156	6.9
International mortgage insurance/reinsurance	7,215	8.1	7,562	8.5
Total	$89,125	100.0	$89,245	100.0
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

The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2024:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2014 and prior	$14,998	5.2	$3,817	5.0	6.49%
2015	3,331	1.1	853	1.1	2.19%
2016	5,240	1.8	1,371	1.8	3.23%
2017	5,554	1.9	1,489	2.0	3.52%
2018	7,081	2.4	1,843	2.4	4.31%
2019	12,919	4.4	3,386	4.5	2.85%
2020	39,426	13.6	10,718	14.1	1.52%
2021	62,382	21.5	16,620	21.9	1.52%
2022	57,175	19.7	15,113	19.9	1.51%
2023	36,827	12.7	9,479	12.5	1.12%
2024	45,502	15.7	11,345	14.9	0.30%
Total	$290,435	100.0	$76,034	100.0	2.09%
(1)Represents the ending percentage of loans in default.
The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2023:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2014 and prior	$13,301	4.6	$3,387	4.5	6.01%
2015	4,691	1.6	1,244	1.6	1.98%
2016	7,525	2.6	2,025	2.7	2.50%
2017	7,600	2.6	2,023	2.7	3.13%
2018	8,512	2.9	2,207	2.9	4.04%
2019	15,767	5.4	4,074	5.4	2.40%
2020	51,349	17.7	13,357	17.7	1.17%
2021	76,667	26.4	19,812	26.2	1.12%
2022	63,899	22.0	16,755	22.2	0.89%
2023	41,453	14.3	10,643	14.1	0.26%
Total	$290,764	100.0	$75,527	100.0	1.74%
(1)Represents the ending percentage of loans in default.

ARCH CAPITAL	81	2024 FORM 10-K

The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at December 31, 2024 and 2023:

	December 31,
	2024		2023
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$47,360	62.3	$46,796	62.0
680-739	24,688	32.5	24,990	33.1
620-679	3,638	4.8	3,497	4.6
<620	348	0.5	244	0.3
Total	$76,034	100.0	$75,527	100.0
Weighted average FICO score	748		748

Loan-to-Value (LTV):
95.01% and above	$7,420	9.8	$7,067	9.4
90.01% to 95.00%	45,311	59.6	44,669	59.1
85.01% to 90.00%	20,637	27.1	20,490	27.1
85.00% and below	2,666	3.5	3,301	4.4
Total	$76,034	100.0	$75,527	100.0
Weighted average LTV	93.2%		93.0%

Total RIF, net of external reinsurance	$60,085		$58,146

	December 31,
	2024		2023
	Amount	%	Amount	%
Total RIF by State:
California	$5,989	7.9	$6,162	8.2
Texas	5,613	7.4	5,972	7.9
North Carolina	3,355	4.4	3,248	4.3
Georgia	3,143	4.1	3,081	4.1
Minnesota	3,108	4.1	3,069	4.1
Illinois	3,056	4.0	2,986	4.0
Massachusetts	2,885	3.8	2,858	3.8
Michigan	2,855	3.8	2,773	3.7
Florida	2,824	3.7	3,007	4.0
Ohio	2,716	3.6	2,553	3.4
Others	40,490	53.3	39,818	52.7
Total	$76,034	100.0	$75,527	100.0
The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics for the years ended December 31, 2024 and 2023:

(U.S. Dollars in thousands, except loan and claim count)	Year Ended December 31,
	2024	2023
Rollforward of insured loans in default:
Beginning delinquent number of loans	19,457	20,567
New notices	45,785	39,496
Cures	(43,506)	(39,704)
Paid claims	(1,279)	(902)
Acquired delinquent loans (1)	2,525	—
Ending delinquent number of loans (2)	22,982	19,457

Ending number of policies in force (2)	1,100,653	1,117,480

Delinquency rate (2)	2.09%	1.74%

Losses:
Number of claims paid	1,279	902
Total paid claims	$43,895	$26,903
Average per claim	$34.3	$29.8
Severity (3)	71.6%	70.8%
Average reserve per default (in thousands) (2)	$15.3	$17.7
(1)    Represents delinquent loans related to the acquisition of RMIC.
(2)    Includes first lien primary and pool policies.
(3)    Represents total direct first lien paid claims divided by RIF of loans for which claims were paid, excluding paid claim settlements.

The risk-to-capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for U.S. primary mortgage insurance operations was approximately 7.8 to 1 at December 31, 2024, compared to 7.3 to 1 at December 31, 2023.
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

ARCH CAPITAL	82	2024 FORM 10-K

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
For purposes of managing risk, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. On a consolidated basis, ceded premiums written represented 26.9% of gross premiums written for 2024, compared to 26.8% for 2023. We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. If the financial condition of our reinsurers or retrocessionaires deteriorates, resulting in an impairment of their ability to make payments, we will be responsible for probable losses resulting from our inability to collect amounts due from such parties, as appropriate. We evaluate the credit worthiness of all the reinsurers to which we cede business. We report reinsurance recoverables net of an allowance for expected credit loss. The allowance is based upon our ongoing review of amounts outstanding, the financial condition of our reinsurers, amounts and form of collateral obtained and other relevant factors. A ratings based probability-of-default and loss-given-default methodology is used to estimate the allowance for expected credit loss. See Item 1A, “Risk Factors—Risks Relating to Our Industry, Business and Operations—We are exposed to credit risk in certain of our business operations” and “Financial Condition, Liquidity and Capital Resources” for further details.
We have entered into various aggregate excess of loss reinsurance agreements with various special purpose reinsurance companies domiciled in Bermuda. These are special purpose variable interest entities that are not consolidated in our financial results because we do not have the unilateral power to direct those activities that are significant to its economic performance. See note 12, “Variable Interest Entities” to our consolidated financial statements in Item 8 for additional information.
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

ARCH CAPITAL	83	2024 FORM 10-K

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
The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by type of business were as follows at December 31, 2024:

	December 31, 2024
	Gross Amount	Acquisition Expenses	Net Amount
Other specialty	$1,599	$(447)	$1,152
Property excluding property catastrophe	676	(207)	469
Casualty	495	(144)	351
Marine and aviation	212	(43)	169
Property catastrophe	14	—	14
Other	85	(13)	72
Total	$3,081	$(854)	$2,227
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

ARCH CAPITAL	84	2024 FORM 10-K

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
No premium deficiency charges were recorded by us during 2024 or 2023.
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
Using fair value to establish tax basis in the assets and liabilities of our Bermuda entities results in deductible and taxable temporary differences which are reflected as deferred income tax assets and liabilities, respectively, in our financial statements. The enactment of Bermuda CIT Act resulted in the establishment of a $1.18 billion net deferred income tax asset. Such amount is included in ‘other assets’ on the Company’s balance sheet. In January 2025, the OECD issued administrative guidance introducing a new interpretation (with retroactive effect) for determining the treatment of deferred income tax assets and liabilities. Bermuda has not issued corresponding guidance. As of December 31, 2024, management’s estimate of the measurement of the deferred tax assets remains unchanged.
The most significant deferred income tax assets recognized relate to the fair value adjustments for identifiable intangible assets. We estimated the fair value of the identifiable intangible assets of our Bermuda entities using discounted cash flow (“DCF”) models. The significant assumptions

ARCH CAPITAL	85	2024 FORM 10-K

utilized in the DCF models included the future revenue and profits expected to be generated by the identifiable intangible assets and the discount rates. See note 15, “Income Taxes” to our consolidated financial statements in Item 8 for disclosures concerning our Company’s deferred income tax asset.
Fair Value Measurements
We review our securities measured at fair value and discuss the proper classification of such investments with investment advisors and others. See note 10, “Fair Value,” to our consolidated financial statements in Item 8 for a summary of our financial assets and liabilities measured at fair value at December 31, 2024 by valuation hierarchy.
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
FINANCIAL CONDITION

Investable Assets
At December 31, 2024, total investable assets held by Arch were $41.4 billion.
Investable Assets Held by Arch
The Finance, Investment and Risk Committee (“FIR Committee”) of our Board of Directors (the “Board”) establishes our investment policies and sets the parameters for creating guidelines for our investment managers. The FIR Committee reviews the implementation of the investment strategy on a regular basis. Our current approach stresses preservation of capital, market liquidity and diversification of risk. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to become more diversified and, as a result, we may expand into areas which are not currently part of our investment strategy. Our Chief Investment Officer administers the investment portfolio, oversees our investment managers and formulates investment strategy in conjunction with the FIR Committee. At December 31, 2024, approximately $25.6 billion, or 62%, of total investable assets held by Arch were internally managed, compared to $21.9 billion, or 63%, at December 31, 2023.
The following table summarizes the duration and average credit quality of fixed income assets held by Arch:

	December 31,
	2024	2023
Average effective fixed maturities duration (in years)	3.31	3.51
Average S&P/Moody’s credit ratings (1)	AA-/Aa3	AA-/Aa3
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

	Estimated Fair Value	% of Total
December 31, 2024
U.S. government and gov’t agencies (1)	$7,498	26.9
AAA	4,330	15.5
AA	2,285	8.2
A	5,138	18.4
BBB	6,467	23.2
BB	978	3.5
B	458	1.6
Lower than B	28	0.1
Not rated	707	2.5
Total	$27,889	100.0

December 31, 2023
U.S. government and gov’t agencies (1)	$6,493	26.8
AAA	4,305	17.8
AA	2,165	8.9
A	4,629	19.1
BBB	5,058	20.9
BB	698	2.9
B	389	1.6
Lower than B	15	0.1
Not rated	484	2.0
Total	$24,236	100.0
(1)Includes U.S. government-sponsored agency residential mortgage backed securities and agency commercial mortgage backed securities.

ARCH CAPITAL	86	2024 FORM 10-K

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
December 31, 2024
0-10%	$16,044	$(453)	65.5
10-20%	1,357	(216)	31.2
20-30%	70	(20)	2.9
Greater than 30%	6	(3)	0.4
Total	$17,477	$(692)	100.0

December 31, 2023
0-10%	$10,696	$(410)	49.7
10-20%	2,282	(367)	44.5
20-30%	116	(35)	4.2
Greater than 30%	26	(13)	1.6
Total	$13,120	$(825)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at December 31, 2024, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
JPMorgan Chase & Co.	$418	A/A1
Morgan Stanley	357	A-/A1
Bank of America Corporation	299	A-/A1
The Goldman Sachs Group, Inc.	244	A-/A2
Blue Owl Capital Inc.	242	BBB-/Baa3
Citigroup Inc.	236	BBB+/A3
Blackstone Inc.	188	BBB-/Baa2
Hyundai Motor Company	186	A-/A3
Ford Motor Company	166	BBB-/Ba1
Canada	156	AA-/Aa2
Total	$2,492
(1)Average credit ratings as assigned by S&P and Moody’s, respectively.
The following table provides information on our structured securities, which include residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
Dec. 31, 2024
RMBS	$769	$310	$—	$1,079
CMBS	7	959	92	1,058
ABS	—	2,667	233	2,900
Total	$776	$3,936	$325	$5,037

Dec. 31, 2023
RMBS	$658	$445	$—	$1,103
CMBS	7	1,126	80	1,213
ABS	—	2,143	107	2,250
Total	$665	$3,714	$187	$4,566
The following table summarizes our equity securities, which include investments in exchange traded funds:

	December 31,
	2024	2023
Equities (1)	$1,041	$739
Exchange traded funds
Fixed income (2)	428	285
Equity and other (3)	213	169
Total	$1,682	$1,193
(1)Primarily in technology, consumer non-cyclical, communications, financial and industrials at December 31, 2024.
(2)Primarily in corporate at December 31, 2024.
(3)Primarily in financials, consumer staples, industrials and energy sectors at December 31, 2024.
Our investment strategy allows for the use of derivative instruments. We utilize various derivative instruments such as futures contracts to enhance investment performance, replicate investment positions or manage market exposures and fixed income duration risk that would be allowed under our investment guidelines if implemented in other ways. See note 11, “Derivative Instruments,” to our consolidated financial statements in Item 8 for additional disclosures concerning derivatives.
Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 10, “Fair Value,” to our consolidated financial statements in Item 8 for a summary of our financial assets and liabilities measured at fair value at December 31, 2024 and 2023 segregated by level in the fair value hierarchy.

ARCH CAPITAL	87	2024 FORM 10-K

Reinsurance Recoverables
The following table details our reinsurance recoverables at December 31, 2024:

	% of Total	A.M. Best Rating (1)
Somers Re Ltd. (2)	19.6	A-
Hannover Rück SE	4.4	A+
Lloyd’s syndicates (3)	4.3	A+
Munich Reinsurance America, Inc.	3.0	A+
RenaissanceRe Holdings Ltd.	2.7	A+
Swiss Reinsurance America Corporation	2.5	A+
Everest Reinsurance Company	2.2	A+
Partner Reinsurance Company of the U.S.	1.6	A+
Transatlantic Reinsurance Company	1.6	A++
Fortitude Reinsurance Company Ltd.	1.6	A
All other -- “A-” or better	20.3
All other -- not rated (4)	36.2
Total	100.0
(1)    The financial strength ratings are as of January 6, 2025 and were assigned by A.M. Best based on its opinion of the insurer’s financial strength as of such date. An explanation of the ratings listed in the table follows: the rating of “A++” and “A+” are designated “Superior”; and the “A” and “A-” ratings are designated “Excellent.”
(2)    See note 16, “Transactions with Related Parties.”
(3)    The A.M. Best group rating of “A+” (Superior) has been applied to all Lloyd’s syndicates.
(4)    Over 96% of such amount is collateralized through reinsurance trusts, funds withheld arrangements, letters of credit or other.

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
Shareholders’ Equity and Book Value per Share
The following table presents the calculation of book value per share:

(U.S. dollars in millions, except per share data)	December 31,
	2024	2023
Total shareholders’ equity available to Arch	$20,820	$18,353
Less preferred shareholders’ equity	830	830
Common shareholders’ equity available to Arch	$19,990	$17,523
Common shares and common share equivalents outstanding, net of treasury shares (1)	376.4	373.3
Book value per share	$53.11	$46.94
(1)    Excludes the effects of 12.4 million and 12.5 million stock options and 0.3 million and 0.4 million restricted stock and performance units outstanding at December 31, 2024 and 2023, respectively.
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
In 2024, Arch Capital received dividends of $2.5 billion from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda-based reinsurer and insurer. Arch Re Bermuda can pay approximately $5.5 billion to Arch Capital in 2025 without providing an affidavit to the Bermuda Monetary Authority (“BMA”).
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

ARCH CAPITAL	88	2024 FORM 10-K

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
Restricted Assets
Our insurance, reinsurance and mortgage insurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At December 31, 2024 and 2023, such amounts approximated $13.0 billion and $9.9 billion, respectively.
Our investments in certain securities, including certain fixed income and structured securities, investments in funds accounted for using the equity method, other alternative investments and investments in operating affiliates may be illiquid due to contractual provisions or investment market conditions. If we require significant amounts of cash on short notice in excess of anticipated cash requirements, then we may have difficulty selling these investments in a timely manner or may be forced to sell or terminate them at unfavorable values. Our unfunded investment commitments totaled approximately $4.4 billion at December 31, 2024 and are callable by our investment managers. The timing of the

ARCH CAPITAL	89	2024 FORM 10-K

funding of investment commitments is uncertain and may require us to access cash on short notice.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended December 31,
	2024	2023
Total cash provided by (used for):
Operating activities	$6,673	$5,749
Investing activities	(4,461)	(5,468)
Financing activities	(1,925)	(69)
Effects of exchange rate changes on foreign currency cash	(25)	13
Increase (decrease) in cash	$262	$225
Cash provided by operating activities in 2024 was higher than in 2023. Activity in 2024 primarily reflected a higher level of premiums collected than in 2023.
Cash used for investing activities in 2024 reflected lower net purchases than in 2023. Cash used for investing activity during 2024 was partially impacted by a $1.9 billion special dividend paid to common shareholders, which entailed that we liquidate certain investments. Activity in 2024 also reflected $852 million of net cash received related to the MCE Acquisition.
Cash used for financing activities in 2024 was higher than in 2023. Activity in 2024 included a $1.9 billion special dividend paid to common shareholders.
Investments
At December 31, 2024, our investable assets were $41.4 billion. The primary goals of our asset liability management process are to meet our insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices or access credit facilities. See Item 1A “Risk Factors” for a discussion of other risks relating to our business and investment portfolio.
CAPITAL RESOURCES

The following table provides an analysis of our capital structure:

	December 31,
	2024	2023
Senior notes	$2,728	$2,726

Shareholders’ equity available to Arch:
Series F non-cumulative preferred shares	330	330
Series G non-cumulative preferred shares	500	500
Common shareholders’ equity	19,990	17,523
Total	$20,820	$18,353

Total capital available to Arch	$23,548	$21,079

Senior notes to total capital (%)	11.6	12.9
Revolving credit agreement borrowings to total capital (%)	—	—
Debt to total capital (%)	11.6	12.9
Preferred to total capital (%)	3.5	3.9
Debt and preferred to total capital (%)	15.1	16.9
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

ARCH CAPITAL	90	2024 FORM 10-K

In addition, Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company (together, “eligible mortgage insurer”) are required to maintain compliance with the GSE requirements, known as PMIERs. The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Together, our eligible mortgage insurers satisfied the PMIERs’ financial requirements as of December 31, 2024 with a PMIER sufficiency ratio of 186%, compared to 213% at December 31, 2023. On August 21, 2024, Fannie Mae and Freddie Mac (collectively the GSEs) each updated their PMIERs to incorporate new deductions to available assets for investment risk. This update will become effective March 31, 2025, but the impact will be phased in through September 30, 2026. If the GSEs had fully implemented this update to PMIERs as of December 31, 2024, the changes would have reduced available assets by 17% and resulted in a Pro-forma PMIERs Sufficiency Ratio of 154% compared with a reported PMIERs Sufficiency Ratio of 186%.
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
Share Repurchase Program
Our Board has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program through December 31, 2024, Arch Capital has repurchased approximately 433.8 million common shares for an aggregate purchase price of $5.9 billion. At December 31, 2024, $996.8 million of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions, the development of the economy, corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.
GUARANTOR INFORMATION

The below table provides a description of our senior notes payable at December 31, 2024:

	Interest	Principal	Carrying
Issuer/Due	(Fixed)	Amount	Amount
Arch Capital:
May 1, 2034	7.350%	$300	$298
June 30, 2050	3.635%	1,000	989
Arch-U.S.:
Nov. 1, 2043 (1)	5.144%	500	496
Arch Finance:
Dec. 15, 2026 (1)	4.011%	500	499
Dec. 15, 2046 (1)	5.031%	450	446
Total		$2,750	$2,728
(1) Fully and unconditionally guaranteed by Arch Capital.
Our senior notes were issued by Arch Capital, Arch Capital Group (U.S.) Inc. (“Arch-U.S.”) and Arch Capital Finance

ARCH CAPITAL	91	2024 FORM 10-K

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
During 2024 and 2023, we made interest payments of $127 million and $127 million, respectively, primarily related to our senior notes and other financing arrangements. See note 19, “Debt and Financing Arrangements,” to our consolidated financial statements in Item 8 for additional disclosures concerning our senior notes and revolving credit agreement borrowings. For additional information on our preferred shares, see note 21, “Shareholders’ Equity,” to our consolidated financial statements in Item 8.
The following tables present condensed financial information for Arch Capital (parent guarantor) and Arch-U.S. (subsidiary issuer):

	December 31, 2024		December 31, 2023
	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.
Assets
Total investments	$43	$549	$17	$145
Cash	13	5	9	5
Investment in operating affiliates	3	—	4	—
Due from subsidiaries and affiliates	6	10	—	—
Other assets	66	101	58	56
Total assets	$131	$665	$88	$206

Liabilities
Senior notes	1,287	495	1,287	495
Due to subsidiaries and affiliates	11	994	—	993
Other liabilities	48	50	38	42
Total liabilities	1,346	1,539	1,325	1,530

Non-cumulative preferred shares	$830	$—	$830	$—

	Year Ended
	December 31, 2024		December 31, 2023
	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.
Revenues
Net investment income	$5	$14	$2	$4
Net realized gains (losses)	(4)	—	—	—
Equity in net income (loss) of investments accounted for using the equity method	—	(4)	—	(2)
Total revenues	1	10	2	2

Expenses
Corporate expenses	116	7	93	9
Interest expense	59	26	59	26
Interest expense (intercompany)	—	53	—	51
Total expenses	175	86	152	86

Income (loss) before income taxes	(174)	(76)	(150)	(84)
Income tax (expense) benefit	—	22	41	19
Income (loss) from operating affiliates	(1)	—	(1)	—
Net income available to Arch	(175)	(54)	(110)	(65)
Preferred dividends	(40)	—	(40)	—
Net income available to Arch common shareholders	$(215)	$(54)	$(150)	$(65)

ARCH CAPITAL	92	2024 FORM 10-K

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Contractual Obligations
The following table provides an analysis of our contractual commitments at December 31, 2024:

	Payment due by period
	Total	2025	2026 and 2027	2028 and 2029	Thereafter
Operating activities
Estimated gross payments for losses and loss adjustment expenses (1)	$29,369	$9,295	$9,255	$4,333	$6,486
Contractholder payables (2)	2,165	244	433	337	1,151
Operating lease obligations	200	32	60	44	64
Purchase obligations	260	111	108	41	—
Contingent and deferred consideration liabilities	73	56	12	3	2
Investing activities
Unfunded investment commitments (3)	4,433	4,433	—	—	—
Financing activities
Senior notes (including interest payments)	4,914	127	734	214	3,839
Total contractual obligations and commitments	$41,414	$14,298	$10,602	$4,972	$11,542
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
Letter of Credit and Revolving Credit Facilities
Arch Capital and certain of its subsidiaries have access to a credit facility with a syndicate of financial institutions (the “Group Credit Facility”) that expires on August 23, 2028. The Group Credit Facility consists of a $425 million secured facility for letters of credit (the “Secured Facility”) and a $500 million unsecured facility for revolving loans and letters of credit (the “Unsecured Facility”). At December 31, 2024, the Secured Facility had $275 million of letters of credit outstanding and remaining capacity of $150 million, and the Unsecured Facility had no outstanding revolving loans or letters of credit, with remaining capacity of $500 million.
The Group Credit Facility contains certain restrictive and maintenance covenants customary for facilities of this type, including restrictions on indebtedness, minimum consolidated tangible net worth, maximum leverage levels and minimum financial strength ratings. Arch Capital and its subsidiaries which are party to the agreement were in compliance with all covenants contained therein at December 31, 2024.
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

ARCH CAPITAL	93	2024 FORM 10-K

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

ARCH CAPITAL	94	2024 FORM 10-K

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
Based on in-force exposure estimated as of January 1, 2025, our modeled peak zone catastrophe exposure is a windstorm affecting the Florida Tri-County, with a net probable maximum pre-tax loss of $1.8 billion, followed by windstorms affecting the Northeast U.S., and the Gulf of Mexico with net probable maximum pre-tax losses of $1.7 billion and $1.5 billion, respectively. As of January 1, 2025, our modeled peak zone earthquake exposure (San Francisco area earthquake) represented approximately 57% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (German windstorm) was substantially less than both our peak zone windstorm and earthquake exposures.
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
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of total tangible shareholders’ equity available to Arch. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of January 1, 2025, our modeled RDS loss was 4.8% of tangible shareholders’ equity available to Arch.
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
In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2024. Market risk represents the risk of changes in the fair value of a financial instrument and consists of several components, including liquidity, basis and price risks.
The sensitivity analysis performed as of December 31, 2024 presents hypothetical losses in cash flows, earnings and fair values of market sensitive instruments which were held by us on December 31, 2024 and are sensitive to changes in interest rates and equity security prices. This risk management

ARCH CAPITAL	95	2024 FORM 10-K

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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our investment portfolio at December 31, 2024 and 2023:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	-	+50	+100
Dec. 31, 2024
Total fair value	$40.0	$39.5	$38.9	$38.4	$37.9
Change from base	2.8%	1.4%		(1.4)%	(2.7)%
Change in unrealized value	$1.09	$0.54		$(0.54)	$(1.05)
Dec. 31, 2023
Total fair value	$33.6	$33.1	$32.7	$32.2	$31.7
Change from base	3.0%	1.5%		(1.4)%	(2.8)%
Change in unrealized value	$0.98	$0.49		$(0.46)	$(0.91)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at December 31, 2024 and 2023:

(U.S. dollars in billions)	Credit Spread Shift in Percentage
	-100	-50	-	+50	+100
Dec. 31, 2024
Total fair value	$40.0	$39.5	$38.9	$38.4	$37.8
Change from base	2.8%	1.4%		(1.4)%	(2.8)%
Change in unrealized value	$1.09	$0.54		$(0.54)	$(1.09)
Dec. 31, 2023
Total fair value	$33.8	$33.2	$32.7	$32.1	$31.5
Change from base	3.4%	1.7%		(1.7)%	(3.4)%
Change in unrealized value	$1.11	$0.56		$(0.56)	$(1.11)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR measures the worst expected loss under normal market conditions over a specific time interval at a given confidence level. The 1-year 95th percentile parametric VaR reported herein estimates that 95% of the time, the portfolio loss in a one-year horizon would be less than or equal to the calculated number, stated as a percentage of the measured portfolio’s initial value. The VaR is a variance-covariance based estimate, based on linear sensitivities of a portfolio to a broad set of systematic market risk factors and idiosyncratic risk factors mapped to the portfolio exposures. The relationships between the risk factors are estimated using historical data, and the most recent data points are generally given more weight. As of December 31, 2024, our portfolio’s 95th percentile VaR was estimated to be 5.6%, compared to an estimated 7.8% at December 31, 2023. In periods where the volatility of the risk factors mapped to our portfolio’s exposures is higher due to market conditions, the resulting VaR is higher than in other periods.
Equity Securities. At December 31, 2024 and 2023, the fair value of our investments in equity securities and certain investments accounted for using the equity method with underlying equity strategies totaled $1.5 billion and $1.0 billion, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $149 million and $101 million at

ARCH CAPITAL	96	2024 FORM 10-K

December 31, 2024 and 2023, respectively, and would have decreased book value per share by approximately $0.40 and $0.27, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $149 million and $101 million at December 31, 2024 and 2023, respectively, and would have increased book value per share by approximately $0.40 and $0.27, respectively.
Investment-Related Derivatives. At December 31, 2024, the notional value of all derivative instruments (excluding foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $5.0 billion, compared to $4.2 billion at December 31, 2023. If the underlying exposure of each investment-related derivative held at December 31, 2024 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $50 million, and a decrease in book value per share of $0.13, compared to $42 million and $0.11, respectively, on investment-related derivatives held at December 31, 2023. If the underlying exposure of each investment-related derivative held at December 31, 2024 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $50 million, and an increase in book value per share of $0.13, compared to $42 million and $0.11, respectively, on investment-related derivatives held at December 31, 2023. See note 11, “Derivative Instruments,” to our consolidated financial statements in Item 8 for additional disclosures concerning derivatives.
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
The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in millions, except per share data)	December 31, 2024	December 31, 2023
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(815)	$(300)
Shareholders’ equity denominated in foreign currencies (1)	1,120	1,158
Net foreign currency forward contracts outstanding (2)	453	246
Net exposures denominated in foreign currencies	$758	$1,104

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(76)	$(110)
Book value per share	$(0.20)	$(0.30)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$76	$110
Book value per share	$0.20	$0.30
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

ARCH CAPITAL	97	2024 FORM 10-K

Effects of Inflation
General economic inflation may continue to remain at elevated levels for an extended period of time. The potential also exists, after a catastrophe loss or pandemic events like COVID-19, for the development of inflationary pressures in a local economy. This may have a material effect on the adequacy of our reserves for losses and loss adjustment expenses, especially in longer-tailed lines of business, and on the market value of our investment portfolio through rising interest rates. The anticipated effects of inflation are considered in our pricing models, reserving processes and exposure management, across all lines of business and types of loss including natural catastrophe events. The actual effects of inflation on our results cannot be accurately known until claims are ultimately settled and will vary by the specific type of inflation affecting each line of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information appearing above under the subheading “Market Sensitive Instruments and Risk Management” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which information is hereby incorporated by reference.

ARCH CAPITAL	98	2024 FORM 10-K

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARCH CAPITAL	99	2024 FORM 10-K

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Arch Capital Group Ltd.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Arch Capital Group Ltd. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the acquired U.S. Middle Market Property & Casualty and U.S. Entertainment Property and Casualty Insurance Business (“MCE”) from its assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Company in a purchase business combination during 2024. We have also excluded MCE from our audit of internal control over financial reporting. MCE represents 1.6% of total assets and 3.5% of total revenues as of and for the year ended December 31, 2024.
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

ARCH CAPITAL	100	2024 FORM 10-K

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
Valuation of Reserve for Losses and Loss Adjustment Expenses
As described in Notes 3, 5 and 6 to the consolidated financial statements, the reserve for losses and loss adjustment expenses represents estimates of future amounts required to pay losses and loss adjustment expenses for insured or reinsured events which have occurred at or before the balance sheet date. As of December 31, 2024, the Company’s total reserve for losses and loss adjustment expenses was $29.4 billion. For the insurance and reinsurance segments, management estimates ultimate losses and loss adjustment expenses using various generally accepted actuarial methods applied to known losses and other relevant information. Ultimate losses and loss adjustment expenses are generally determined by projection of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. Management makes a number of key assumptions in their reserving process, including estimating loss development patterns and expected loss ratios. For the mortgage segment, the lead actuarial methodology used by management is a frequency-severity method based on the inventory of pending delinquencies. The assumptions of frequency and severity reflect judgments based on historical data and experience.
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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 27, 2025
We have served as the Company’s or its predecessor’s auditor since 1995.

ARCH CAPITAL	101	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars and shares in millions)
	December 31,
	2024	2023
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $27,570 and $24,131; net of allowance for credit losses: $22 and $28)	$27,035	$23,553
Short-term investments available for sale, at fair value (amortized cost: $2,784 and $2,064; net of allowance for credit losses: $0 and $0 )	2,784	2,063
Equity securities, at fair value	1,675	1,186
Other investments (portion measured at fair value: $3,066 and $2,488)	3,066	2,488
Investments accounted for using the equity method	5,980	4,566
Total investments	40,540	33,856

Cash	979	917
Accrued investment income	298	236
Investment in operating affiliates	1,240	1,119
Premiums receivable (net of allowance for credit losses: $45 and $34)	5,634	4,644
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (net of allowance for credit losses: $17 and $21)	8,260	7,064
Contractholder receivables (net of allowance for credit losses: $5 and $3)	2,161	1,814
Ceded unearned premiums	2,428	2,170
Deferred acquisition costs	1,734	1,531
Receivable for securities sold	50	63
Goodwill and intangible assets	1,351	731
Other assets	6,231	4,761
Total assets	$70,906	$58,906

Liabilities
Reserve for losses and loss adjustment expenses	$29,369	$22,752
Unearned premiums	10,218	8,808
Reinsurance balances payable	2,137	2,000
Contractholder payables	2,165	1,817
Collateral held for insured obligations	249	259
Senior notes	2,728	2,726
Payable for securities purchased	181	247
Other liabilities	3,039	1,942
Total liabilities	50,086	40,551

Commitments and Contingencies (refer to Note 18)
Redeemable noncontrolling interests	—	2

Shareholders’ Equity
Non-cumulative preferred shares	830	830
Common shares ($0.0011 par, shares issued: 595.6 and 591.9)	1	1
Additional paid-in capital	2,510	2,327
Retained earnings	22,686	20,295
Accumulated other comprehensive income (loss), net of deferred income tax	(720)	(676)
Common shares held in treasury, at cost (shares: 219.2 and 218.5)	(4,487)	(4,424)
Total shareholders' equity available to Arch	20,820	18,353
Total liabilities, noncontrolling interests and shareholders' equity	$70,906	$58,906
See Notes to Consolidated Financial Statements

ARCH CAPITAL	102	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars and shares in millions, except per share data)
	Year Ended December 31,
	2024	2023	2022
Revenues
Net premiums earned	$15,100	$12,440	$9,679
Net investment income	1,495	1,023	496
Net realized gains (losses)	197	(165)	(663)
Other underwriting income	26	31	13
Equity in net income of investments accounted for using the equity method	580	278	115
Other income (loss)	42	27	(27)
Total revenues	17,440	13,634	9,613

Expenses
Losses and loss adjustment expenses	8,342	6,246	5,028
Acquisition expenses	2,651	2,312	1,740
Other operating expenses	1,472	1,301	1,128
Corporate expenses	200	102	95
Amortization of intangible assets	235	95	106
Interest expense	141	133	131
Net foreign exchange losses (gains)	(75)	60	(102)
Total expenses	12,966	10,249	8,126

Income before income taxes and income (loss) from operating affiliates	4,474	3,385	1,487

Income taxes:
Current tax expense (benefit)	397	288	201
Deferred tax expense (benefit)	(35)	(1,161)	(121)
Income tax expense (benefit)	362	(873)	80

Income (loss) from operating affiliates	200	184	75
Net income	$4,312	$4,442	$1,482
Net (income) loss attributable to noncontrolling interests	—	1	(6)
Net income available to Arch	4,312	4,443	1,476
Preferred dividends	(40)	(40)	(40)
Net income available to Arch common shareholders	$4,272	$4,403	$1,436

Net income per common share and common share equivalent
Basic	$11.47	$11.94	$3.90
Diluted	$11.19	$11.62	$3.80

Weighted average common shares and common share equivalents outstanding
Basic	372.5	368.7	368.6
Diluted	381.8	378.8	377.6

See Notes to Consolidated Financial Statements

ARCH CAPITAL	103	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in millions)
	Year Ended December 31,
	2024	2023	2022
Comprehensive Income
Net income	$4,312	$4,442	$1,482
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during year	(23)	547	(1,772)
Reclassification of net realized (gains) losses, included in net income	81	400	247
Foreign currency translation adjustments	(102)	23	(56)
Comprehensive income (loss)	4,268	5,412	(99)
Net (income) loss attributable to noncontrolling interests	—	1	(6)
Comprehensive income available to Arch (loss)	$4,268	$5,413	$(105)

See Notes to Consolidated Financial Statements

ARCH CAPITAL	104	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (U.S. dollars in millions)
	Year Ended December 31,
	2024	2023	2022
Non-cumulative preferred shares
Balance at beginning and end of year	$830	$830	$830

Common shares
Balance at beginning and end of year	1	1	1

Additional paid-in capital
Balance at beginning of year	2,327	2,211	2,085
Amortization of share-based compensation	133	93	88
Other changes	50	23	38
Balance at end of year	2,510	2,327	2,211

Retained earnings
Balance at beginning of year	20,295	15,892	14,456
Net income	4,312	4,442	1,482
Net (income) loss attributable to noncontrolling interests	—	1	(6)
Common share dividends	(1,881)	—	—
Preferred share dividends	(40)	(40)	(40)
Balance at end of year	22,686	20,295	15,892

Accumulated other comprehensive income (loss)
Balance at beginning of year	(676)	(1,646)	(65)
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of year	(565)	(1,512)	13
Unrealized holding gains (losses) during period, net of reclassification adjustment	58	947	(1,525)
Balance at end of year	(507)	(565)	(1,512)
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of year	(111)	(134)	(78)
Foreign currency translation adjustments	(102)	23	(56)
Balance at end of year	(213)	(111)	(134)
Balance at end of year	(720)	(676)	(1,646)

Common shares held in treasury, at cost
Balance at beginning of year	(4,424)	(4,378)	(3,761)
Shares repurchased for treasury	(63)	(46)	(617)
Balance at end of year	(4,487)	(4,424)	(4,378)

Total shareholders’ equity	$20,820	$18,353	$12,910

See Notes to Consolidated Financial Statements

ARCH CAPITAL	105	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in millions)
	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net income	$4,312	$4,442	$1,482
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	(185)	182	651
Equity in net (income) or loss of investments accounted for using the equity method and other income or loss	(488)	(215)	154
Amortization of intangible assets	235	95	106
Share-based compensation	133	93	88
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	3,279	2,138	1,890
Unearned premiums, net of ceded unearned premiums	632	1,028	1,399
Premiums receivable	(818)	(981)	(1,110)
Deferred acquisition costs	(212)	(235)	(374)
Reinsurance balances payable	179	455	(36)
Deferred income tax assets, net	(35)	(1,161)	(121)
Other items, net	(359)	(92)	(313)
Net cash provided by operating activities	6,673	5,749	3,816

Investing Activities
Purchases of fixed maturity investments	(31,290)	(18,062)	(16,390)
Purchases of equity securities	(1,423)	(456)	(797)
Purchases of other investments	(3,485)	(2,171)	(1,720)
Proceeds from sales of fixed maturity investments	26,245	14,105	11,844
Proceeds from sales of equity securities	1,101	288	1,554
Proceeds from sales, redemptions and maturities of other investments	1,858	768	1,220
Proceeds from redemptions and maturities of fixed maturity investments	2,036	781	715
Net settlements of derivative instruments	(5)	50	(69)
Net (purchases) sales of short-term investments	(269)	(696)	467
Acquisitions, net of cash	852	—	—
Purchases of fixed assets	(51)	(52)	(50)
Other	(30)	(23)	125
Net cash used for investing activities	(4,461)	(5,468)	(3,101)

Financing Activities
Purchases of common shares under share repurchase program	(24)	—	(586)
Proceeds from common shares issued, net	7	(2)	6
Third party investment in redeemable noncontrolling interests	—	(22)	—
Common dividends paid	(1,866)	—	—
Preferred dividends paid	(40)	(40)	(40)
Other	(2)	(5)	(86)
Net cash provided by (used for) financing activities	(1,925)	(69)	(706)

Effects of exchange rate changes on foreign currency cash and restricted cash	(25)	13	(50)

Increase (decrease) in cash and restricted cash	262	225	(41)
Cash and restricted cash, beginning of year	1,498	1,273	1,314
Cash and restricted cash, end of year	$1,760	$1,498	$1,273

Income taxes paid (received)	$378	$267	$255
Interest paid	$127	$127	$128
See Notes to Consolidated Financial Statements

ARCH CAPITAL	106	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    General

Arch Capital Group Ltd. (“Arch Capital,” “Arch” or the “Company”) is a publicly listed Bermuda exempted company which provides insurance, reinsurance and mortgage insurance on a worldwide basis through its wholly owned subsidiaries. As used herein, the Company means Arch Capital and its subsidiaries. Similarly, “Common Shares” means the common shares of Arch Capital.
The Company has reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on the Company’s net income, shareholders’equity or cash flows. All amounts are in millions, except per share amounts, unless otherwise noted.
2.    Acquisition

On August 1, 2024, the Company completed the acquisition of Allianz’s U.S Middle Market Property & Casualty Insurance and U.S. Entertainment Property and Casualty Insurance Business (“MCE Acquisition”). This business is written by Fireman’s Fund Insurance Company, an affiliate of Allianz, and its subsidiaries (collectively, the “Business Entities”), in each case, relating to relevant policies with accident years 2016 and onwards (collectively, the “Business”), as well as certain assets of Allianz and its affiliates related to the Business. In connection with the acquisition of the Business, the Company also entered into certain reinsurance agreements relating to the Business and the Business Entities and other agreements providing for administration and other services for the Business Entities by the Company for the applicable policies being reinsured following the closing. The acquisition of the Business is an important part of the Company’s growth strategy, and provides a ballast to our existing insurance business. It further enhances the Company’s capabilities in the U.S. middle markets and represents an attractive way to enter a new niche entertainment insurance market.
Aggregate cash consideration for the transaction was $450 million. Direct costs related to the acquisition are immaterial, and were expensed as incurred. These include one-time costs that are directly attributable to third party consulting fees and other professional and legal fees related to the acquisition. Such costs are included within ‘corporate expenses’ in the consolidated statement of income. The Business acquired is included within the Company’s insurance segment beginning from the acquisition date.
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

	Total	Useful Life
Purchase price
Cash paid (a)	$450

Assets Acquired
Cash and investments, at fair value	$2,332
Premiums receivable, net of commissions	265
Intangible asset -- distribution relationships	220	10 years
Intangible asset -- value of business acquired	165	1-2 years
Intangible asset -- other (1)	178	5-7 years
Other assets acquired	167
Total assets acquired	$3,327

Liabilities Acquired
Reserves for losses and loss adjustment expenses	$2,418
Unearned premiums	636
Other liabilities acquired	69
Total liabilities acquired	3,123
Identifiable net assets acquired (b)	$204
Goodwill (a) - (b)	$246
(1) Includes $128 million related to the net fair value adjustment to reserves for loss and loss adjustment expenses on August 1, 2024.
The Company recognized goodwill of $246 million that is primarily attributed to the expanded presence and long-term growth opportunities in the insurance market provided by this strategic acquisition. Approximately $565 million of the acquired goodwill and intangibles is expected to be deductible for income tax purposes. At the date of the acquisition, the Company established a net deferred tax asset of $24 million related to the estimated fair value of reserves for losses and loss adjustment expenses and unearned premiums.
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

ARCH CAPITAL	107	2024 FORM 10-K

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
The results of the acquired Business have been included in the Company’s consolidated financial statements beginning as of their acquisition date. It is impracticable to provide historical supplemental pro forma financial information along with revenue and earnings subsequent to the acquisition due to a variety of factors, including access to historical information and the operations of acquirees being integrated within the Company shortly after closing and not operating as discrete operations within the Company’s organizational structure.
3.    Significant Accounting Policies

(a) Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Arch Capital and its subsidiaries, including Arch Reinsurance Ltd. (“Arch Re Bermuda”), Arch Reinsurance Company (“Arch Re U.S.”), Arch Capital Group (U.S.) Inc.(“Arch-U.S.”), Arch Insurance Company, Arch Specialty Insurance Company, Arch Property Casualty Insurance Company (“Arch P&C”), Arch Indemnity Insurance Company (“Arch Indemnity Insurance”), Arch Insurance Canada Ltd. (“Arch Insurance Canada”), Arch Reinsurance Europe Designated Activity Company (“Arch Re Europe”), Arch Mortgage Insurance Company (“AMIC”), Arch Mortgage Guaranty Company (“AMG”), United Guaranty Residential Insurance Company (“UGRIC”), Arch Lenders Mortgage Indemnity Ltd. (“Arch Indemnity”), Arch Insurance (EU) Designated Activity Company (“Arch Insurance (EU)”), Arch Insurance (U.K.) Limited (“Arch Insurance (U.K.)”) and the Company’s participation on Lloyd’s of London syndicates: 2012 (“Arch Syndicate 2012”)
and 1955 (“Arch Syndicate 1955” and together with Arch Syndicate 2012, the Company’s “Lloyd’s Syndicates”). All significant intercompany transactions and balances have been eliminated in consolidation.
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

ARCH CAPITAL	108	2024 FORM 10-K

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

ARCH CAPITAL	109	2024 FORM 10-K

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
Premiums receivable include amounts receivable from agents, brokers and insured that are both currently due and amounts not yet due on insurance, reinsurance and mortgage insurance policies. Premiums receivable balances are reported net of an allowance for expected credit losses. The Company monitors credit risk associated with premiums receivable through its ongoing review of amounts outstanding, aging of the receivable, historical loss data, and counterparty financial strength measures. The allowance also includes estimated uncollectible amounts related to dispute risk. In certain instances, credit risk may be reduced by the Company’s right to offset loss obligations or unearned premiums against premiums receivable. Any allowance for credit losses is charged to net realized gains (losses) in the period the receivable is recorded and revised in subsequent periods to reflect changes in the Company’s estimate of expected credit losses. See note 7, for additional information.
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
To assess the need for a PDR on mortgage exposures, the Company develops loss projections based on modeled loan defaults related to its current policies in force. This projection is based on recent trends in default experience, severity and rates of defaulted loans moving to claim, as well as recent trends in the rate at which loans are prepaid, and incorporates anticipated interest income. Evaluating the expected profitability of the Company’s existing mortgage insurance business and the need for a PDR for its mortgage business involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of potential losses and premium revenues. No premium deficiency charges were recorded by the Company during 2024, 2023 or 2022.
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

ARCH CAPITAL	110	2024 FORM 10-K

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
(e) Reinsurance Ceded
In the normal course of business, the Company purchases reinsurance to increase capacity and to limit the impact of individual losses and events on its underwriting results by reinsuring certain levels of risk with other insurance enterprises or reinsurers. The Company uses pro rata, excess of loss and facultative reinsurance contracts. Reinsurance ceding commissions that represent a recovery of acquisition costs are recognized as a reduction to acquisition costs while the remaining portion is deferred. The accompanying consolidated statement of income reflects premiums and losses and loss adjustment expenses and acquisition costs, net of reinsurance ceded. See note 8, for information on the Company's reinsurance usage. Reinsurance premiums ceded and unpaid losses and loss adjustment expenses recoverable are estimated in a manner consistent with that of the original policies issued and the terms of the reinsurance contracts. If the reinsurers are unable to satisfy their obligations under the agreements, the Company’s insurance or reinsurance subsidiaries would be liable for such defaulted amounts.
Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. In certain instances, the Company obtains collateral, including letters of credit and trust accounts to further reduce the credit exposure on its reinsurance recoverables. The Company reports its reinsurance recoverables net of an allowance for expected credit loss. The allowance is based upon the Company’s ongoing review of amounts outstanding, the financial condition of its reinsurers, amounts and form of collateral obtained and other relevant factors. A ratings based probability-of-default and loss-given-default methodology is used to estimate the allowance for expected credit loss. Any allowance for credit losses is charged to net realized gains (losses) in the period the recoverable is recorded and revised in subsequent periods to reflect changes in the Company’s estimate of expected credit losses. See note 7, for additional information.
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

ARCH CAPITAL	111	2024 FORM 10-K

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

ARCH CAPITAL	112	2024 FORM 10-K

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
(i) Derivative Instruments
The Company recognizes all derivative instruments, including embedded derivative instruments, at fair value in its consolidated balance sheets. The Company employs the use of derivative instruments within its operations to mitigate risks arising from assets and liabilities held in foreign currencies as well as part of its overall investment strategy. For such instruments, changes in assets and liabilities measured at fair value are recorded as “Net realized gains (losses)” in the consolidated statements of income. In addition, the Company’s derivative instruments include amounts related to underwriting activities where an insurance or reinsurance contract meets the accounting definition of a derivative instrument. For such contracts, changes in fair value are reflected in “Other underwriting income” in the consolidated statements of income as the underlying contract originates from the Company’s underwriting operations. For the periods ended 2024, 2023, and 2022, the Company did not designate any derivative instruments as hedges under the relevant accounting guidance. See note 11, for additional information.
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

ARCH CAPITAL	113	2024 FORM 10-K

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
Contractholder receivables are reported net of an allowance for expected credit losses. The allowance is based upon the Company’s ongoing review of amounts outstanding, changes in policyholder credit standing, amounts and form of collateral obtained, and other relevant factors. A ratings based probability-of-default and loss-given-default methodology is used to estimate the allowance for expected credit losses. Any allowance for credit losses is charged to net realized gains (losses) in the period the receivable is recorded and revised in subsequent periods to reflect changes in the Company’s estimate of expected credit losses. See note 7, for additional information.
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
(m) Income Taxes
Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded if it is more likely than not that some or all of a deferred income tax asset may not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company determines that it will not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period in which such determination is made. In addition, if the Company subsequently assesses that the valuation allowance is no longer needed, a benefit would be recorded to income in the period in which such determination is made. See note 15, for additional information.
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

ARCH CAPITAL	114	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
measurement date. See note 15, for additional information regarding Company’s deferred income tax asset.
(n) Share-Based Payment Arrangements
The Company applies a fair value based measurement method in accounting for its share-based payment arrangements with eligible employees and directors. Compensation expense is estimated based on the fair value of the award at the grant date and is recognized in net income over the requisite service period with a corresponding increase in shareholders’ equity. No value is attributed to awards that employees forfeit because they fail to satisfy vesting conditions. The Company’s (i) time-based awards generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date and (ii) performance-based awards cliff vest after each three year performance period based on achievement of the specified performance criteria. The share-based compensation expense associated with awards that have graded vesting features and vest based on service conditions only is calculated on a straight-line basis over the requisite service period for the entire award. Compensation expense recognized in connection with performance awards is based on the achievement of the specified performance and service conditions. The final measure of compensation expense recognized over the requisite service period reflects the final performance outcome. During the recognition period compensation expense is accrued based on the performance condition that is probable of achievement. For awards granted to retirement-eligible employees where no service is required for the employee to retain the award, the grant date fair value is immediately recognized as compensation expense at the grant date because the employee is able to retain the award without continuing to provide service. For employees near retirement eligibility, attribution of compensation cost is over the period from the grant date to the retirement eligibility date. These charges had no impact on the Company’s cash flows or total shareholders’ equity. See note 22, for information relating to the Company’s share-based payment awards.
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
(q) Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of business combination over the fair value of the net assets acquired and is assigned to the applicable reporting unit at acquisition. The annual goodwill impairment test was performed as of October 1, 2024. Impairment tests may be performed more frequently if the facts and circumstances indicate a possible impairment. In performing impairment tests, the Company may first assess qualitative factors to determine whether it is more likely than not (that is, more than a 50% probability) that the fair value of a reporting unit exceeds its carrying amount as a basis for determining whether it is necessary to perform goodwill impairment test described in the accounting guidance.
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

ARCH CAPITAL	115	2024 FORM 10-K

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
(t) Recent Accounting Pronouncements
Recently Issued Accounting Standards Adopted
The Company adopted ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which was issued in March 2020 and amended in December 2022 with ASU 2022-06, “Reference Rate Reform (Topic 848)”. This ASU provides optional expedients and exceptions for applying GAAP to investments, derivatives, or other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. Along with the optional expedients, the amendments include a general principle that permits an entity to consider contract modifications due to reference reform to be an event that does not require contract re-measurement at the modification date or reassessment of a previous accounting determination. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
The Company adopted ASU 2023-07, “Segment Reporting – Improvements to Reportable Segments Disclosures,” which was issued in November 2023. This ASU enhances public entities’ segment disclosures by requiring the disclosures of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), and included within each reported measure of segment profit or loss. The ASU also extends certain annual disclosures to interim periods and allows the reporting of more than one measure of segment profit or loss under certain conditions. The adoption of this ASU did not have any effect on the Company’s consolidated financial statements.
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
ASU 2024-03, “Disaggregation of Income Statement Expenses” was issued in November 2024, which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements and related disclosures.

ARCH CAPITAL	116	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.    Segment Information

The Company classifies its businesses into three segments – insurance, reinsurance and mortgage. The Company determined its segments using the management approach described in accounting guidance regarding disclosures about segments of an enterprise and related information. The accounting policies of the segments are the same as those used for the preparation of the Company’s consolidated financial statements. Intersegment business is allocated to the segment accountable for the underwriting results.
The Company’s insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company’s CODMs, the Chief Executive Officer of Arch Capital and the Chief Financial Officer and Treasurer of Arch Capital. The CODMs do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for its three segments based on underwriting income or loss. The Company does not manage its assets by segment, with the exception of goodwill and intangible assets, and, accordingly, investment income is not allocated to each underwriting segment.
The Company’s insurance segment primarily consists of commercial insurance lines of business, with a focus on specialty insurance products. These products are mainly offered in North America, Bermuda, the United Kingdom, continental Europe and Australia. Products offered in North America include: commercial automobile; commercial multiperil; other liability—claims made, which includes financial and professional lines; other liability—occurrence, which includes admitted and excess and surplus casualty lines; property and short-tail specialty; workers compensation; and other. Products offered across the Company’s International units include: property and short-tail specialty; and casualty and other.
The Company’s reinsurance segment offers reinsurance products on a worldwide basis. Product lines of business include: casualty; marine and aviation; other specialty; property catastrophe; property excluding property catastrophe; and other.
The Company’s mortgage segment consists of U.S. primary mortgage insurance business written predominantly on loans sold to the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a government sponsored entity (“GSE”) and also through non GSE approved entities (combined “Arch MI U.S.”); reinsurance and underwriting services related to U.S. credit-risk transfer (“CRT”) business which are predominately with the GSEs and other U.S. mortgage reinsurance transactions; and international mortgage insurance and reinsurance business covering loans primarily in Australia and Europe.
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

ARCH CAPITAL	117	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders, summary information regarding net premiums written and earned by major line of business and net premiums written by location:

	Year Ended December 31, 2024
	Insurance	Reinsurance	Mortgage	Total
Gross premiums written (1)	$9,053	$11,112	$1,351	$21,511
Premiums ceded (1)	(2,179)	(3,366)	(239)	(5,779)
Net premiums written	6,874	7,746	1,112	15,732
Change in unearned premiums	(247)	(504)	119	(632)
Net premiums earned	6,627	7,242	1,231	15,100
Other underwriting income	—	9	17	26
Losses and loss adjustment expenses	(4,070)	(4,327)	55	(8,342)
Acquisition expenses	(1,217)	(1,432)	(2)	(2,651)
Other operating expenses (2)	(995)	(270)	(207)	(1,472)
Underwriting income	$345	$1,222	$1,094	2,661

Net investment income				1,495
Net realized gains (losses)				197
Equity in net income (loss) of investments accounted for using the equity method				580
Other income (loss)				42
Corporate expenses				(119)
Transaction costs and other				(81)
Amortization of intangible assets				(235)
Interest expense				(141)
Net foreign exchange gains (losses)				75
Income (loss) before income taxes and income (loss) from operating affiliates				4,474
Income tax (expense) benefit				(362)
Income (loss) from operating affiliates				200
Net income (loss) available to Arch				4,312
Preferred dividends				(40)
Net income (loss) available to Arch common shareholders				$4,272

Underwriting Ratios
Loss ratio	61.4%	59.7%	-4.4%	55.2%
Acquisition expense ratio	18.4%	19.8%	0.2%	17.6%
Other operating expense ratio	15.0%	3.7%	16.8%	9.7%
Combined ratio	94.8%	83.2%	12.6%	82.5%

Goodwill and intangible assets	$916	$102	$333	$1,351

Total investable assets				$41,388
Total assets				70,906
Total liabilities				50,086
(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.
(2)    Other operating expenses primarily include expenses that are related to compensation and employee benefits, information technology and professional fees.

ARCH CAPITAL	118	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	Insurance	Reinsurance	Mortgage	Total
Gross premiums written (1)	$7,911	$9,113	$1,387	$18,403
Premiums ceded (1)	(2,049)	(2,559)	(335)	(4,935)
Net premiums written	5,862	6,554	1,052	13,468
Change in unearned premiums	(416)	(718)	106	(1,028)
Net premiums earned	5,446	5,836	1,158	12,440
Other underwriting income	—	17	14	31
Losses and loss adjustment expenses	(3,122)	(3,227)	103	(6,246)
Acquisition expenses, net	(1,055)	(1,240)	(17)	(2,312)
Other operating expenses (2)	(819)	(288)	(194)	(1,301)
Underwriting income (loss)	$450	$1,098	$1,064	2,612

Net investment income				1,023
Net realized gains (losses)				(165)
Equity in net income (loss) of investments accounted for using the equity method				278
Other income (loss)				27
Corporate expenses				(96)
Transaction costs and other				(6)
Amortization of intangible assets				(95)
Interest expense				(133)
Net foreign exchange gains (losses)				(60)
Income (loss) before income taxes and income (loss) from operating affiliates				3,385
Income tax (expense) benefit				873
Income (loss) from operating affiliates				184
Net income (loss)				4,442
Amounts attributable to redeemable noncontrolling interests				1
Net income (loss) available to Arch				4,443
Preferred dividends				(40)
Net income (loss) available to Arch common shareholders				$4,403

Underwriting Ratios
Loss ratio	57.3%	55.3%	-8.9%	50.2%
Acquisition expense ratio	19.4%	21.2%	1.4%	18.6%
Other operating expense ratio	15.0%	4.9%	16.8%	10.5%
Combined ratio	91.7%	81.4%	9.3%	79.3%

Goodwill and intangible assets	$224	$130	$377	$731

Total investable assets				$34,589
Total assets				58,906
Total liabilities				40,551
(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.
(2)    Other operating expenses primarily include expenses that are related to compensation and employee benefits, information technology and professional fees.

ARCH CAPITAL	119	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2022
	Insurance	Reinsurance	Mortgage	Total
Gross premiums written (1)	$6,931	$6,948	$1,455	$15,327
Premiums ceded (1)	(1,910)	(2,024)	(322)	(4,249)
Net premiums written	5,021	4,924	1,133	11,078
Change in unearned premiums	(461)	(965)	27	(1,399)
Net premiums earned	4,560	3,959	1,160	9,679
Other underwriting income	—	5	8	13
Losses and loss adjustment expenses	(2,784)	(2,568)	324	(5,028)
Acquisition expenses, net	(887)	(813)	(40)	(1,740)
Other operating expenses (2)	(665)	(268)	(195)	(1,128)
Underwriting income (loss)	$224	$315	$1,257	1,796

Net investment income				496
Net realized gains (losses)				(663)
Equity in net income (loss) of investments accounted for using the equity method				115
Other income (loss)				(27)
Corporate expenses				(95)
Transaction costs and other				—
Amortization of intangible assets				(106)
Interest expense				(131)
Net foreign exchange gains (losses)				102
Income (loss) before income taxes and income (loss) from operating affiliates				1,487
Income tax (expense) benefit				(80)
Income (loss) from operating affiliates				75
Net income				1,482
Amounts attributable to redeemable noncontrolling interests				(6)
Net income (loss) available to Arch				1,476
Preferred dividends				(40)
Net income (loss) available to Arch common shareholders				$1,436

Underwriting Ratios
Loss ratio	61.0%	64.9%	-28.0%	51.9%
Acquisition expense ratio	19.4%	20.5%	3.5%	18.0%
Other operating expense ratio	14.6%	6.8%	16.8%	11.7%
Combined ratio	95.0%	92.2%	-7.7%	81.6%

Goodwill and intangible assets	$229	$145	$430	$804

Total investable assets				$28,065
Total assets				47,990
Total liabilities				35,069
(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.
(2)    Other operating expenses primarily include expenses that are related to compensation and employee benefits, information technology and professional fees.

ARCH CAPITAL	120	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables provide summary information regarding net premiums earned by major line of business and net premiums written by underwriting location:

INSURANCE SEGMENT	Year Ended December 31,
	2024	2023	2022
Net premiums earned
North America
Property and short-tail specialty	$1,165	$976	$746
Other liability - occurrence	942	618	509
Other liability - claims made	843	866	874
Workers compensation	549	495	415
Commercial automobile	459	343	287
Commercial multi-peril	435	193	197
Other	309	290	255
Total North America	4,702	3,781	3,283

International
Property and short-tail specialty	$1,050	$885	$613
Casualty and other	875	780	664
Total International	1,925	1,665	1,277
Total	$6,627	$5,446	$4,560

Net premiums written by underwriting location
North America	$4,869	$3,995	$3,527
International	2,005	1,867	1,494
Total	$6,874	$5,862	$5,021

REINSURANCE SEGMENT	Year Ended December 31,
	2024	2023	2022
Net premiums earned
Other specialty	$2,619	$2,097	$1,378
Property excluding property catastrophe	2,148	1,645	1,090
Casualty	1,088	1,005	855
Property catastrophe	959	742	367
Marine and aviation	276	229	159
Other	152	118	110
Total	$7,242	$5,836	$3,959

Net premiums written by underwriting location
Bermuda	$3,425	$3,288	$2,561
United States	2,135	1,756	1,247
Europe and other	2,186	1,510	1,116
Total	$7,746	$6,554	$4,924

MORTGAGE SEGMENT	Year Ended December 31,
	2024	2023	2022
Net premiums earned
U.S. primary mortgage insurance	$845	$759	$804
U.S. credit risk transfer (CRT) and other	213	220	196
International mortgage insurance/reinsurance	173	179	160
Total	$1,231	$1,158	$1,160

Net premiums written by underwriting location
United States	$823	$743	$781
Other	289	309	352
Total	$1,112	$1,052	$1,133

ARCH CAPITAL	121	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Year Ended December 31,
	2024	2023	2022
Reserve for losses and loss adjustment expenses at beginning of year	$22,752	$20,032	$17,757
Unpaid losses and loss adjustment expenses recoverable	6,690	6,280	5,599
Net reserve for losses and loss adjustment expenses at beginning of year	16,062	13,752	12,158

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	8,849	6,784	5,797
Prior years	(507)	(538)	(769)
Total net incurred losses and loss adjustment expenses	8,342	6,246	5,028

Net losses and loss adjustment expense reserves of acquired business (1)	2,477	—	—

Foreign exchange (gains) losses and other	(260)	157	(293)

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(1,176)	(1,081)	(888)
Prior years	(3,897)	(3,012)	(2,253)
Total net paid losses and loss adjustment expenses	(5,073)	(4,093)	(3,141)

Net reserve for losses and loss adjustment expenses at end of year	21,548	16,062	13,752
Unpaid losses and loss adjustment expenses recoverable	7,821	6,690	6,280
Reserve for losses and loss adjustment expenses at end of year	$29,369	$22,752	$20,032
(1) Activity in the 2024 period primarily related to the MCE Acquisition (see note 2), along with acquisitions of Watford Insurance Company (see note 16) and RMIC Companies, Inc. and its wholly-owned subsidiaries (“RMIC”) that, together, comprise the run-off mortgage insurance business of Old Republic International Corporation.
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

(Favorable) Adverse	Year Ended December 31,
2024	Short-tailed	Long-tailed	Total
Insurance	$(53)	$16	$(37)
Reinsurance	(232)	44	(188)
Mortgage	(282)	—	(282)
Total	$(567)	$60	$(507)

2023
Insurance	$(85)	$43	$(42)
Reinsurance	(202)	50	(152)
Mortgage	(344)	—	(344)
Total	$(631)	$93	$(538)

2022
Insurance	$(65)	$40	$(25)
Reinsurance	(195)	5	(190)
Mortgage	(554)	—	(554)
Total	$(814)	$45	$(769)

ARCH CAPITAL	122	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended December 31, 2024
The insurance segment’s short-tailed lines included $32 million of favorable development in travel and accident, primarily from the 2023 accident year, (i.e., the year in which a loss occurred), and $31 million of favorable development in surety, primarily from the 2007, 2022 and 2023 accident years. Net adverse development in long-tailed lines included adverse development in programs, mainly from the 2023 accident year.
The reinsurance segment’s short-tailed lines included $99 million of favorable development from property other than property catastrophe, primarily from the 2022 and 2023 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given 12 month period), $74 million of favorable development from other specialty lines, primarily from the 2015 to 2022 underwriting years, and $64 million of favorable development from property catastrophe, primarily from the 2020 to 2023 underwriting years. Long-tailed lines included $44 million of adverse development in casualty, primarily from the 2016, 2017 and 2020 underwriting years.
The mortgage segment’s favorable development was driven by reserve releases associated with the U.S. first lien portfolio from the 2022 and 2023 accident years. The Company’s credit risk transfer and international businesses also contributed to the favorable development.
Year Ended December 31, 2023
The insurance segment’s short-tailed lines included $43 million of favorable development in property and marine, primarily from the 2021 and 2022 accident years, $22 million of favorable development in warranty and lenders solutions, primarily from the 2022 accident year, and $15 million of favorable development related to travel and accident business, primarily from the 2022 accident year. Long-tailed lines included $50 million of adverse development in professional liability, primarily from the 2017 to 2020 accident years.
The reinsurance segment’s short-tailed lines included $93 million of favorable development in property other than property catastrophe, primarily from the 2020 to 2022 underwriting years, $51 million of favorable development in property catastrophe, primarily from the 2019 to 2022 underwriting years, and $35 million from other specialty lines, primarily from the 2021 underwriting year. Long-tailed lines included $45 million of adverse development in casualty business, primarily from the 2013 to 2020 underwriting years.
The mortgage segment’s favorable development was driven by reserve releases associated with the U.S. first lien portfolio from the 2020 to 2022 accident years. The Company’s credit risk transfer and international businesses also contributed to the favorable development.
Year Ended December 31, 2022
The insurance segment’s short-tailed lines included $37 million of favorable development in warranty and lenders solutions, primarily from the 2021 accident year, and $15 million of favorable development related to travel and accident business, primarily from the 2021 accident year. Long-tailed lines included $25 million of adverse development in professional liability, primarily from the 2013 to 2015 and 2018 to 2020 accident years, and $18 million related to casualty business, primarily from the 2020 and 2021 accident years.
The reinsurance segment’s short-tailed lines included $109 million of favorable development from property other than property catastrophe business, primarily from the 2018 to 2021 underwriting years, $35 million from other specialty business, primarily from the 2016 and 2021 underwriting years, $28 million in marine and aviation lines, across most underwriting years, and $24 million of favorable development from property catastrophe business, primarily from the 2018 to 2020 underwriting years. Net adverse development in long-tailed lines included $5 million in casualty, spread across many prior underwriting years.
The mortgage segment’s favorable development was driven by reserve releases related to COVID-19 delinquencies associated with the U.S. first lien portfolio from the 2020 and 2021 accident years. The Company’s credit risk transfer, international, second lien and student loan businesses also contributed to the favorable development.

ARCH CAPITAL	123	2024 FORM 10-K

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

	Third party claims-made business	Professional lines
	Multi-line and other specialty	Programs; contract binding (part of excess and surplus casualty); travel, accident and health; warranty and lenders solutions; and other (contract and commercial surety coverages); MCE business[1]

Reinsurance	Casualty	Casualty
	Property catastrophe	Property catastrophe
	Property excluding property catastrophe	Property excluding property catastrophe
	Marine and aviation	Marine and aviation
	Other specialty	Other specialty

Mortgage	Direct mortgage insurance in the U.S.	Mortgage insurance on U.S. primary exposures
(1) Includes business underwritten under a new business reinsurance agreement related to the MCE Acquisition. See note 2.

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

ARCH CAPITAL	124	2024 FORM 10-K

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

ARCH CAPITAL	125	2024 FORM 10-K

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
In the initial reserving process for long-tail insurance lines (consisting of third party occurrence business, third party claims made business, and other exposures including surety, programs and contract binding exposures), the Company primarily relies on the expected loss method. The development of the Company’s long-tail business may be unstable, especially if there are high severity major events, as a portion of the Company’s casualty business is in high excess layers. As time passes, for a given accident year, additional weight is given to the paid and incurred B-F loss development methods and historical paid and incurred loss development methods in the reserving process. The Company makes a number of key assumptions in reserving for long-tail lines, including that the pricing loss ratio is the best estimate of the ultimate loss ratio at the time the policy is entered into, that the loss development patterns, which are based on a combination of company and industry loss development patterns and adjusted to reflect differences in the insurance segment’s mix of business, are reasonable and that claims personnel and underwriters analyses of our exposure to major events are assumed to be the best estimate of exposure to the known claims on those events. The expected loss ratios used in the initial reserving process for long-tail business for recent accident years have varied over time, in some cases significantly, from earlier accident years. As the credibility of historical experience for earlier accident years increases, the experience from these accident years will be given a greater weighting in the actuarial analysis to determine future

ARCH CAPITAL	126	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
accident year expected loss ratios, adjusted for changes in pricing, loss trends, terms and conditions and reinsurance structure.
From time to time, the Company enters into loss portfolio transfer and adverse development cover reinsurance agreements accounted for as retroactive reinsurance. These agreements transfer Loss Reserves and future favorable or adverse development on certain runoff programs and certain third party occurrence business, within multi-line and other specialty business (the “Covered Lines”). As incurred losses and allocated loss adjustment expenses for the Covered Lines are ceded to the reinsurer, the Company is not exposed to changes in the amount, timing and uncertainty of cash flows arising from the Covered Lines. To avoid distortion, the incurred losses and allocated loss adjustment expenses and cumulative paid losses and loss adjustment expenses for the Covered Lines are excluded entirely from the tables below. Unpaid loss and loss adjustment expenses recoverable at December 31, 2024 included $168 million related to such reinsurance agreements.

The following tables present information on the insurance segment’s short-duration insurance contracts:

Property, energy, marine and aviation (in millions except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2024
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$112	$110	$104	$102	$98	$92	$92	$91	$89	$89	$1	4,535
2016		104	101	105	100	96	92	87	87	86	—	6,177
2017			281	246	236	230	231	225	225	224	—	6,481
2018				181	186	174	170	170	172	170	4	5,085
2019					179	179	165	161	159	156	(2)	7,436
2020						359	329	336	333	337	3	8,682
2021							427	429	423	421	19	10,077
2022								522	495	576	148	15,860
2023									571	510	110	20,178
2024										703	348	17,889
									Total	$3,272

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2015	$24	$65	$76	$86	$88	$86	$87	$88	$86	$86
2016		25	83	98	97	94	91	87	87	86
2017			30	140	196	212	216	218	220	221
2018				30	102	135	143	150	154	157
2019					26	105	134	139	148	153
2020						56	194	251	293	306
2021							90	268	343	365
2022								100	276	337
2023									146	271
2024										195
					Total					2,177
					All outstanding liabilities before 2015, net of reinsurance					19
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$1,114

ARCH CAPITAL	127	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Third party occurrence business (in millions except claim count)
	Incurred losses and allocated loss adjustment expenses, net of reinsurance										December 31, 2024
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$359	$391	$398	$392	$391	$382	$386	$379	$377	$365	$51	78,553
2016		389	394	406	399	375	367	363	352	345	67	78,811
2017			417	418	422	412	407	406	404	408	89	84,682
2018				430	453	450	451	459	461	448	106	79,202
2019					456	487	480	471	470	451	122	88,964
2020						606	616	640	632	606	138	98,530
2021							622	662	659	671	147	99,287
2022								688	726	735	408	100,455
2023									877	936	622	102,558
2024										1,001	883	83,386
									Total	$5,966

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2015	$11	$44	$88	$139	$181	$211	$227	$249	$268	$276
2016		12	42	88	137	164	195	215	230	246
2017			13	52	100	135	165	221	247	271
2018				17	64	115	154	200	247	271
2019					18	73	122	173	214	255
2020						24	76	155	235	318
2021							26	91	174	323
2022								24	85	186
2023									32	156
2024										37
					Total					2,339
					All outstanding liabilities before 2015, net of reinsurance					339
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$3,966

Third party claims-made business (in millions except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2024
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$259	$277	$276	$260	$255	$252	$268	$267	$274	$268	$6	13,955
2016		275	291	308	314	322	327	329	327	329	16	14,892
2017			270	285	311	308	323	316	337	339	42	15,484
2018				272	314	319	336	347	366	366	33	17,094
2019					289	317	317	322	329	329	49	16,723
2020						383	412	423	445	432	86	16,816
2021							514	517	499	461	176	18,086
2022								668	654	589	257	19,825
2023									809	895	543	23,671
2024										737	577	23,155
									Total	$4,745

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2015	$9	$52	$100	$126	$174	$193	$217	$221	$242	$248
2016		11	68	127	158	205	242	257	295	296
2017			9	67	113	143	196	232	257	276
2018				12	68	118	158	208	258	285
2019					12	65	122	154	196	235
2020						17	87	151	214	265
2021							23	90	162	223
2022								25	100	218
2023									64	200
2024										56
					Total					2,302
					All outstanding liabilities before 2015, net of reinsurance					90
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$2,533

ARCH CAPITAL	128	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Multi-line and other specialty (in millions except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2024
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$334	$358	$356	$365	$356	$349	$347	$345	$344	$344	$3	181,424
2016		408	431	427	416	410	408	408	406	404	4	195,233
2017			482	500	491	500	504	512	516	514	6	236,433
2018				512	564	562	564	564	564	564	9	266,125
2019					566	611	639	650	656	671	11	249,876
2020						616	567	513	515	519	26	168,232
2021							634	618	614	635	42	112,591
2022								677	640	639	90	144,429
2023									815	809	199	161,842
2024										1,419	885	145,190
									Total	$6,518

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2015	$138	$236	$278	$306	$321	$326	$330	$331	$333	$337
2016		176	304	341	363	379	385	390	391	396
2017			181	342	380	423	446	472	479	493
2018				211	389	442	479	508	526	543
2019					212	385	486	548	576	611
2020						171	308	358	405	450
2021							157	334	427	511
2022								177	370	439
2023									253	489
2024										337
					Total					4,606
					All outstanding liabilities before 2015, net of reinsurance					29
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$1,941
The following table presents the average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance, as of December 31, 2024:

	Average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Property, energy, marine and aviation	21.5%	43.8%	17.2%	6.1%	2.4%	—%	—%	0.3%	(1.2)%	—%
Third party occurrence business	3.6%	10.0%	12.3%	13.2%	10.0%	10.0%	5.5%	5.5%	4.8%	2.2%
Third party claims-made business	4.4%	15.6%	16.3%	10.9%	14.3%	10.9%	7.0%	6.2%	4.0%	2.4%
Multi-line and other specialty	32.8%	29.2%	11.0%	8.5%	5.1%	3.3%	1.7%	1.1%	0.8%	1.4%
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

ARCH CAPITAL	129	2024 FORM 10-K

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
As mentioned above, there can be a considerable time lag from the time a claim is reported to a ceding company to the time it is reported to the reinsurer. The lag can be several years in some cases and may be attributed to a number of reasons, including the time it takes to investigate a claim, delays associated with the litigation process, the deterioration in a claimant’s physical condition many years after an accident occurs, the case reserving approach of the ceding company, etc. In the reserving process, the Company assumes that such lags are predictable, on average, over time and therefore the lags are contemplated in the loss reporting patterns used in their actuarial methods. This means that the reinsurance segment must rely on estimates for a longer period of time than does an insurance company. Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2024 there were no significant backlogs related to the processing of assumed reinsurance information at our reinsurance operations.
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

ARCH CAPITAL	130	2024 FORM 10-K

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
In the initial reserving process for long-tail reinsurance lines (consisting of casualty, other specialty, marine and aviation and other exposures), the Company primarily relies on the expected loss method. The development of long-tail business may be unstable, especially if there are high severity major events, with business written on an excess of loss basis typically having a longer tail than business written on a pro rata basis. As time passes, for a given underwriting year, additional weight is given to the paid and incurred B-F loss development methods and eventually to the historical paid and incurred loss development methods in the reserving process. Our reinsurance operations make a number of key assumptions in reserving for long-tail lines, including that the pricing loss ratio is the best estimate of the ultimate loss ratio at the time the contract is entered into, historical paid and reported development patterns are stable and claims personnel and underwriters’ analyses of our exposure to major events are our best estimate of our exposure to the known claims on those events. The expected loss ratios used in our reinsurance operations’ initial reserving process for long-tail contracts have varied over time due to changes in pricing, terms and conditions and reinsurance structure. As the credibility of historical experience for earlier underwriting years increases, the experience from these underwriting years is used in the actuarial analysis to determine future underwriting year expected loss ratios, adjusted for changes in pricing, loss trends, terms and conditions and reinsurance structure.
The following tables present information on the reinsurance segment’s short-duration insurance contracts:

Casualty (in millions)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2024
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$218	$217	$225	$232	$236	$243	$246	$248	$257	$248	$37	N/A
2016		209	222	244	259	266	266	269	278	279	43	N/A
2017			264	252	268	295	306	313	327	335	49	N/A
2018				273	286	278	283	295	304	318	49	N/A
2019					328	340	367	378	399	398	72	N/A
2020						377	365	348	366	385	128	N/A
2021							436	431	422	423	157	N/A
2022								542	523	535	312	N/A
2023									650	654	438	N/A
2024										720	680	N/A
									Total	$4,295

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2015	$4	$20	$47	$71	$96	$119	$136	$151	$169	$177
2016		6	26	51	86	113	132	156	172	186
2017			6	30	64	113	137	164	188	221
2018				8	31	106	129	154	182	205
2019					16	58	97	130	219	256
2020						18	50	90	131	177
2021							14	53	102	190
2022								17	60	111
2023									18	86
2024										14
									Total	1,623
					All outstanding liabilities before 2015, net of reinsurance					354
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$3,026

ARCH CAPITAL	131	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property catastrophe (in millions)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2024
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$32	$17	$11	$5	$3	$3	$2	$2	$2	$2	$—	N/A
2016		21	15	11	8	5	5	4	3	3	1	N/A
2017			85	53	48	35	23	20	20	20	(1)	N/A
2018				68	43	25	11	2	(1)	(2)	—	N/A
2019					10	2	1	(7)	(14)	(10)	—	N/A
2020						262	325	329	320	308	9	N/A
2021							307	301	286	288	7	N/A
2022								292	284	258	25	N/A
2023									253	245	34	N/A
2024										489	100	N/A
									Total	$1,601

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2015	$(3)	$(3)	$1	$2	$1	$1	$1	$1	$1	$2
2016		(7)	1	1	2	1	1	1	1	2
2017			31	31	36	26	13	15	16	16
2018				27	2	12	(18)	(15)	(14)	(12)
2019					4	3	6	(19)	(19)	(27)
2020						55	155	203	243	253
2021							66	168	217	224
2022								68	162	200
2023									6	75
2024										58
									Total	791
					All outstanding liabilities before 2015, net of reinsurance					2
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$812

Property excluding property catastrophe (in millions)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2024
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$213	$187	$183	$187	$186	$175	$171	$166	$166	$166	$4	N/A
2016		172	143	135	133	137	133	127	128	126	6	N/A
2017			263	244	233	225	209	201	198	197	7	N/A
2018				221	236	232	209	199	201	201	6	N/A
2019					212	202	192	187	187	193	4	N/A
2020						363	336	316	317	319	14	N/A
2021							537	489	483	491	28	N/A
2022								728	654	645	74	N/A
2023									819	720	136	N/A
2024										1,183	687	N/A
									Total	$4,241

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2015	$75	$118	$148	$159	$164	$157	$158	$158	$159	$159
2016		33	93	97	102	110	112	113	113	115
2017			27	123	153	160	175	178	182	182
2018				29	106	150	165	173	175	175
2019					42	122	148	160	166	167
2020						100	206	241	264	277
2021							135	265	358	418
2022								141	354	459
2023									149	375
2024										143
									Total	2,470
					All outstanding liabilities before 2015, net of reinsurance					6
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$1,777

ARCH CAPITAL	132	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine and aviation (in millions)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2024
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$33	$37	$31	$31	$30	$28	$27	$25	$24	$24	$1	N/A
2016		27	23	23	19	17	15	12	11	10	3	N/A
2017			29	26	24	21	20	17	15	15	2	N/A
2018				27	25	24	24	21	20	20	2	N/A
2019					48	54	60	60	62	62	6	N/A
2020						82	75	79	79	81	7	N/A
2021							109	95	80	78	9	N/A
2022								125	137	133	42	N/A
2023									161	166	66	N/A
2024										235	157	N/A
									Total	$824

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2015	$—	$13	$19	$21	$22	$22	$22	$22	$22	$22
2016		(7)	(2)	—	3	6	7	7	7	7
2017			2	6	9	11	11	12	12	12
2018				2	7	11	13	14	15	16
2019					10	21	28	34	43	49
2020						9	26	42	59	66
2021							8	24	45	52
2022								12	37	62
2023									13	43
2024										18
									Total	347
					All outstanding liabilities before 2015, net of reinsurance					18
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$495

Other specialty (in millions)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2024
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$270	$269	$267	$264	$264	$261	$251	$249	$247	$245	$1	N/A
2016		317	314	307	298	304	300	297	298	291	3	N/A
2017			386	378	361	360	358	355	352	348	11	N/A
2018				403	396	391	415	411	411	405	22	N/A
2019					414	393	388	383	393	388	27	N/A
2020						578	511	506	526	518	44	N/A
2021							594	594	594	602	55	N/A
2022								929	911	956	161	N/A
2023									1,310	1,238	390	N/A
2024										1,704	1,070	N/A
									Total	$6,695

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2015	$81	$157	$191	$205	$217	$228	$231	$232	$234	$234
2016		105	199	235	253	269	275	281	284	284
2017			132	249	289	303	316	327	336	337
2018				126	267	306	327	344	366	369
2019					118	205	269	295	316	335
2020						130	286	361	396	434
2021							148	302	420	481
2022								176	451	606
2023									238	534
2024										362
									Total	3,976
					All outstanding liabilities before 2015, net of reinsurance					30
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$2,749

ARCH CAPITAL	133	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance, as of December 31, 2024:

	Average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Casualty	2.8%	8.3%	11.9%	11.9%	11.5%	8.4%	7.5%	7.2%	6.0%	3.4%
Property catastrophe	(134.2)%	168.4%	(22.5)%	213.9%	(38.4)%	9.1%	(12.1)%	1.5%	(0.8)%	9.4%
Property excluding property catastrophe	23.6%	36.2%	14.7%	6.8%	4.7%	0.2%	0.8%	0.2%	1.1%	0.1%
Marine and aviation	1.4%	28.9%	20.3%	13.8%	10.0%	4.9%	2.3%	1.4%	0.6%	0.4%
Other specialty	27.7%	29.2%	14.2%	6.4%	5.2%	4.0%	1.6%	0.7%	0.3%	0.3%
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
The lead actuarial methodology used by the Company is a frequency-severity method based on the inventory of pending delinquencies. Each month the loan servicers report the delinquency status of each insured loan. Using the frequency-
severity method allows the Company to take advantage of its knowledge of the number of delinquent loans and the coverage provided (“risk size”) on those loans by directly relating the reserves to these amounts. The delinquencies are grouped into homogeneous cohorts for analysis, reflecting the age of delinquency. A claim rate is then developed for each cohort which represents the frequency with which the delinquencies become claims. The claim frequency rates are based on an analysis of the patterns of emerging cure counts and claim counts, the foreclosure status of the pending delinquencies, the product and geographical mix of the delinquencies and our view of future economic and claim conditions, which include trends in home prices and unemployment. Claim rates can vary materially by age of delinquency, depending on the mix of delinquencies and economic conditions.
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

ARCH CAPITAL	134	2024 FORM 10-K

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

The following table presents information on the mortgage segment’s short-duration insurance contracts:

U.S. primary mortgage insurance (in millions except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2024
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of paid claims
Year ended December 31,
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$223	$197	$198	$195	$189	$191	$191	$189	$188	$188	—	4,686
2016		184	171	149	141	142	142	137	136	136	—	3,557
2017			179	132	107	108	109	102	99	99	—	2,707
2018				132	96	89	88	72	69	69	—	1,966
2019					108	119	110	63	51	52	—	1,435
2020						420	374	78	33	31	—	835
2021							144	77	20	17	—	381
2022								173	55	30	—	469
2023									182	71	—	366
2024										180	1	40
									Total	$873

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2015	16	92	151	171	180	183	184	185	186	186
2016		11	72	113	127	131	132	132	133	134
2017			9	48	79	87	90	92	93	95
2018				4	31	50	56	59	60	63
2019					3	20	29	34	39	42
2020						1	4	8	13	19
2021							—	2	5	8
2022								—	3	10
2023									—	7
2024										1
									Total	565
					All outstanding liabilities before 2015, net of reinsurance					13
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$321
The following table presents the average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance, as of December 31, 2024:

Average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
U.S. Primary	4.5%	26.1%	23.7%	11.4%	7.2%	2.5%	1.5%	1.0%	0.5%	0.5%

ARCH CAPITAL	135	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents a reconciliation of the disclosures of net incurred and paid loss development tables to the reserve for losses and loss adjustment expenses at December 31, 2024:

December 31, 2024
Net outstanding liabilities
Insurance
Property, energy, marine and aviation	$1,114
Third party occurrence business	3,966
Third party claims-made business	2,533
Multi-line and other specialty	1,941
Reinsurance
Casualty	3,026
Property catastrophe	812
Property excluding property catastrophe	1,777
Marine and aviation	495
Other specialty	2,749
Mortgage
U.S. primary	321
Other short duration lines not included in disclosures (1)	2,384
Total for short duration lines	21,118

Unpaid losses and loss adjustment expenses recoverable
Insurance
Property, energy, marine and aviation	420
Third party occurrence business	2,411
Third party claims-made business	923
Multi-line and other specialty	356
Reinsurance
Casualty	715
Property catastrophe	783
Property excluding property catastrophe	278
Marine and aviation	462
Other specialty	998
Mortgage
U.S. primary	33
Other short duration lines not included in disclosures (2)	474
Intercompany eliminations	(32)
Total for short duration lines	7,821

Lines other than short duration	146
Discounting	(68)
Unallocated claims adjustment expenses	352
430

Reserve for losses and loss adjustment expenses	$29,369

(1)    Includes amounts associated with the loss portfolio reinsurance agreement related to the MCE Acquisition. See note 2.
(2)    Includes unpaid loss and loss adjustment expenses recoverable of $168 million related to the loss portfolio transfer reinsurance agreements.
7.    Allowance for Expected Credit Losses

Premiums Receivable
The following table provides a roll forward of the allowance for expected credit losses of the Company’s premium receivables:

Year Ended December 31, 2024	Premium Receivables, Net of Allowance	Allowance for Expected Credit Losses
Balance at beginning of period	$4,644	$34
Provision on business acquired (1)		16
Change for provision of expected credit losses (2)		(5)
Balance at end of period	$5,634	$45

Year Ended December 31, 2023
Balance at beginning of period	$3,625	$35
Change for provision of expected credit losses (2)		(1)
Balance at end of period	$4,644	$34
(1) Reflects provision for current expected credit losses on premiums receivable related to the MCE Acquisition. See note 2.
(2) Amounts deemed uncollectible are written-off in operating expenses. For the 2024 and 2023 periods, amounts written off totaled $3 million and $3 million, respectively.
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
The following table provides a roll forward of the allowance for expected credit losses of the Company’s reinsurance recoverables:

Year Ended December 31, 2024	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
Balance at beginning of period	$7,064	$21
Change for provision of expected credit losses		(4)
Balance at end of period	$8,260	$17

Year Ended December 31, 2023
Balance at beginning of period	$6,564	$22
Change for provision of expected credit losses		(1)
Balance at end of period	7,064	$21

ARCH CAPITAL	136	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums) at December 31, 2024 and 2023:

	December 31,
	2024	2023
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	$8,260	$7,064
% due from carriers with A.M. Best rating of “A-” or better	63.8%	66.8%
% due from all other rated carriers	—%	0.1%
% due from all other carriers with no A.M. Best rating (1)	36.2%	33.1%
Largest balance due from any one carrier as % of total shareholders’ equity	7.8%	7.2%
(1)    At December 31, 2024 and 2023 period, over 95% of such amount were collateralized through reinsurance trusts, funds withheld arrangements, letters of credit or other, respectively.
Contractholder Receivables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s contractholder receivables:

Year Ended December 31, 2024	Contractholder Receivables, Net of Allowance	Allowance for Expected Credit Losses
Balance at beginning of period	$1,814	$3
Change for provision of expected credit losses		2
Balance at end of period	$2,161	$5

Year Ended December 31, 2023
Balance at beginning of period	$1,731	$3
Change for provision of expected credit losses		—
Balance at end of period	1,814	$3

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
The effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Year Ended December 31,
	2024	2023	2022
Premiums Written
Direct	$10,056	$9,652	$8,542
Assumed	11,455	8,751	6,785
Ceded	(5,779)	(4,935)	(4,249)
Net	$15,732	$13,468	$11,078

Premiums Earned
Direct	$9,721	$9,131	$8,058
Assumed	10,880	7,890	5,768
Ceded	(5,501)	(4,581)	(4,147)
Net	$15,100	$12,440	$9,679

Losses and Loss Adjustment Expenses
Direct	$5,676	$4,739	$3,991
Assumed	6,137	3,975	3,558
Ceded	(3,471)	(2,468)	(2,521)
Net	$8,342	$6,246	$5,028

ARCH CAPITAL	137	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bellemeade Re
The Company has entered into various aggregate excess of loss mortgage reinsurance agreements with various special purpose reinsurance companies domiciled in Bermuda (the “Bellemeade Agreements”). For the respective coverage periods, the Company will retain the first layer of the respective aggregate losses and the special purpose reinsurance companies will provide second layer coverage up to the outstanding coverage amount. The Company will then retain losses in excess of the outstanding coverage limit. The aggregate excess of loss reinsurance coverage decreases over a ten-year period as the underlying covered mortgages amortize. See note 12.
The following table summarizes the respective coverages and retentions at December 31, 2024:

Bellemeade Entities (Issue Date)	Initial Coverage at Issuance	Current Coverage	Remaining Retention, Net
2021-3 Ltd. (1)	$639	$461	$132
2022-1 Ltd. (2)	317	218	140
2022-2 Ltd. (3)	327	293	199
2023-1 Ltd. (4)	233	233	175
2024-1 Ltd. (5)	204	204	172
Total	$1,720	$1,409	$818

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

ARCH CAPITAL	138	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.    Investment Information

Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Cost or Amortized Cost
December 31, 2024
Fixed maturities:
Corporate bonds	$12,487	$110	$(346)	$(12)	$12,735
U.S. government and government agencies	6,710	8	(149)	—	6,851
Asset backed securities	2,900	19	(32)	(8)	2,921
Non-U.S. government securities	2,538	30	(107)	(1)	2,616
Commercial mortgage backed securities	1,058	6	(11)	(1)	1,064
Residential mortgage backed securities	1,079	6	(31)	—	1,104
Municipal bonds	263	—	(16)	—	279
Total	27,035	179	(692)	(22)	27,570
Short-term investments	2,784	2	(2)	—	2,784
Total	$29,819	$181	$(694)	$(22)	$30,354

December 31, 2023
Fixed maturities:
Corporate bonds	$10,855	$157	$(464)	$(20)	$11,182
U.S. government and government agencies	5,814	63	(86)	—	5,837
Asset backed securities	2,250	11	(55)	(5)	2,299
Non-U.S. government securities	2,062	33	(100)	(1)	2,130
Commercial mortgage backed securities	1,213	3	(34)	(2)	1,246
Residential mortgage backed securities	1,103	7	(66)	—	1,162
Municipal bonds	256	1	(20)	—	275
Total	23,553	275	(825)	(28)	24,131
Short-term investments	2,063	1	(2)	—	2,064
Total	$25,616	$276	$(827)	$(28)	$26,195

ARCH CAPITAL	139	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2024
Fixed maturities:
Corporate bonds	$4,582	$(114)	$2,924	$(232)	$7,506	$(346)
U.S. government and government agencies	5,130	(100)	516	(49)	5,646	(149)
Non-U.S. government securities	1,650	(58)	418	(49)	2,068	(107)
Residential mortgage backed securities	571	(6)	186	(25)	757	(31)
Asset backed securities	236	(8)	426	(24)	662	(32)
Commercial mortgage backed securities	180	(1)	434	(10)	614	(11)
Municipal bonds	48	(1)	176	(15)	224	(16)
Total	12,397	(288)	5,080	(404)	17,477	(692)
Short-term investments	97	(2)	—	—	97	(2)
Total	$12,494	$(290)	$5,080	$(404)	$17,574	$(694)

December 31, 2023
Fixed maturities:
Corporate bonds	$1,559	$(45)	$4,959	$(419)	$6,518	$(464)
U.S. government and government agencies	1,066	(10)	941	(76)	2,007	(86)
Non-U.S. government securities	365	(4)	897	(96)	1,262	(100)
Residential mortgage backed securities	221	(3)	522	(63)	743	(66)
Asset backed securities	234	(1)	1,112	(54)	1,346	(55)
Commercial mortgage backed securities	100	(1)	909	(33)	1,009	(34)
Municipal bonds	20	(1)	215	(19)	235	(20)
Total	3,565	(65)	9,555	(760)	13,120	(825)
Short-term investments	302	(2)	—	—	302	(2)
Total	$3,867	$(67)	$9,555	$(760)	$13,422	$(827)
At December 31, 2024, on a lot level basis, approximately 9,980 security lots out of a total of approximately 20,930 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $8 million. The Company believes that such securities were temporarily impaired at December 31, 2024. At December 31, 2023, on a lot level basis, approximately 7,100 security lots out of a total of approximately 15,720 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $6 million.
The contractual maturities of the Company’s fixed maturities are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2024		December 31, 2023
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$438	$451	$480	$499
Due after one year through five years	15,364	15,590	12,924	13,101
Due after five years through 10 years	5,811	6,039	5,249	5,450
Due after 10 years	385	401	334	374
	21,998	22,481	18,987	19,424
Mortgage backed securities	1,079	1,104	1,103	1,162
Commercial mortgage backed securities	1,058	1,064	1,213	1,246
Asset backed securities	2,900	2,921	2,250	2,299
Total	$27,035	$27,570	$23,553	$24,131

ARCH CAPITAL	140	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Securities, at Fair Value
At December 31, 2024, the Company held $1.7 billion of equity securities, at fair value, compared to $1.2 billion at December 31, 2023.
Net Investment Income
The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2024	2023	2022
Fixed maturities	$1,266	$917	$469
Short-term investments	144	68	29
Equity securities	40	22	22
Other (1)	136	93	47
Gross investment income	1,586	1,100	567
Investment expenses	(91)	(77)	(71)
Net investment income	$1,495	$1,023	$496
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.

Net Realized Gains (Losses)

Net realized gains (losses) were as follows:

	Year Ended December 31,
	2024	2023	2022
Available for sale securities:
Gross gains on investment sales	$259	$116	$81
Gross losses on investment sales	(354)	(547)	(317)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	3	18	(71)
Other investments	(144)	27	(21)
Equity securities	(1)	1	(4)
Short-term investments	—	—	(3)
Equity securities, at fair value :
Net realized gains (losses) on securities sold	62	61	75
Net unrealized gains (losses) on equity securities still held at reporting date	108	88	(267)
Allowance for credit losses:
Investments related	—	3	(44)
Underwriting related	5	(1)	(13)
Derivative instruments (1)	8	59	(75)
Other (2)	251	10	(4)
Net realized gains (losses)	$197	$(165)	$(663)
(1)    See note 11, for information on the Company’s derivative instruments.
(2)    Amounts in the 2024 period include benefits from the sale of Castel Underwriting Agencies Limited and the acquisition of RMIC.

Other Investments
The following table summarizes the Company’s assets and liabilities which are accounted for using the fair value option:

	December 31,
	2024	2023
Other investments	$2,135	$1,777
Fixed maturities	854	683
Equity securities	7	7
Short-term investments	70	21
Total other investments	$3,066	$2,488
The following table summarizes the Company’s other investments, as detailed in the previous table, by strategy:

	December 31,
	2024	2023
Investment grade fixed income	1,055	754
Term loan investments	430	272
Lending	303	427
Private equity	229	182
Credit related funds	99	124
Energy	19	18
Total	$2,135	$1,777
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
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet item:

	December 31,
	2024	2023
Investments accounted for using the equity method (1)	$5,980	$4,566
Investments accounted for using the fair value option (2)	48	114
Total	$6,028	$4,680
(1)     Aggregate unfunded commitments were $4.3 billion at December 31, 2024, compared to $3.4 billion at December 31, 2023.
(2)    Aggregate unfunded commitments were $21 million at December 31, 2024, compared to $32 million at December 31, 2023.

ARCH CAPITAL	141	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	December 31,
	2024	2023
Private equity	$1,915	$1,175
Credit related funds	1,487	1,258
Real estate	869	666
Lending	616	597
Infrastructure	425	320
Fixed income	384	277
Equities	217	178
Energy	67	95
Total	$5,980	$4,566
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
Equity in Net Income (Loss) of Investments Accounted For Using the Equity Method
The Company recorded equity in net income related to investments accounted for using the equity method of $580 million for 2024, compared to $278 million for 2023 and $115 million for 2022. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds).
A summary of aggregated financial information for the Company’s investment funds and operating affiliates accounted for using the equity method is as follows:

	December 31,
	2024	2023
Invested assets	$113,977	$91,534
Total assets	132,647	108,952
Total liabilities	36,614	33,901
Net assets	$96,033	$75,051

	Year Ended December 31,
	2024	2023	2022
Total revenues	$19,160	$7,766	$12,305
Total expenses	7,269	7,174	5,374
Net income (loss)	$11,891	$592	$6,931
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
Investments in Operating Affiliates
Investments in which the Company has significant influence over the operating and financial policies are classified as ‘investments in operating affiliates’ on the Company’s balance sheets and are accounted for under the equity method. Such investments primarily include the Company’s investment in Coface SA (“Coface”), Greysbridge Holdings Ltd., (“Greysbridge”) and Premia Holdings Ltd. (“Premia”). Investments in Coface and Premia are generally recorded on a three month lag, while the Company’s investment in Greysbridge is not recorded on a lag.
In 2021, the Company completed the share purchase agreement with Natixis to purchase 29.5% of the common equity of Coface, a France-based leader in the global trade credit insurance market. The consideration paid was €9.95 per share, or an aggregate €453 million (approximately $546 million) including related fees. Income (loss) from operating affiliates reflected a one-time gain of $75 million realized from the acquisition. As a result of equity method accounting rules, approximately $36 million of additional gain was deferred and will generally be recognized over the next five years. As of December 31, 2024, the Company owned approximately 29.9% of the issued shares of Coface, or 30.03% excluding treasury shares, with a carrying value of $592 million, compared to $570 million at December 31, 2023.
In 2021, the Company completed acquisition of Somers Group Holdings Ltd. and its wholly owned subsidiaries (collectively, “Somers”) by Greysbridge for a cash purchase price of $35.00 per common share. Somers is wholly owned by Greysbridge, and Greysbridge is owned 40% by the Company, 30% by certain investment funds managed by

ARCH CAPITAL	142	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Kelso & Company (“Kelso”) and 30% owned by certain investment funds managed by Warburg Pincus LLC (“Warburg”). At December 31, 2024 the Company’s carrying value in Greysbridge was $523 million, compared to $430 million at December 31, 2023. The Company’s carrying value in Greysbridge reflected aggregate purchase price of $279 million along with income (loss) from operating affiliates, which included a one-time gain of $96 million recognized from the acquisition. See note 16.
The Company recorded income from operating affiliates of $200 million for 2024, compared to $184 million for 2023 and $75 million for 2022.

Allowance for Expected Credit Losses
The following table provides a roll forward of the allowance for expected credit losses of the Company’s securities classified as available for sale:

Year Ended December 31, 2024	Structured Securities (1)	Non-U.S. Government Securities	Corporate Bonds	Total
Balance at beginning of period	$7	$1	$20	$28
Additions for current-period provision for expected credit losses	—	—	—	—
Additions (reductions) for previously recognized expected credit losses	3	—	(3)	—
Reductions due to disposals	(1)	—	(5)	(6)
Balance at end of period	$9	$1	$12	$22

Year Ended December 31, 2023
Balance at beginning of period	$9	$2	$30	$41
Additions for current-period provision for expected credit losses	2	—	5	7
Additions (reductions) for previously recognized expected credit losses	(3)	—	(7)	(10)
Reductions due to disposals	(1)	(1)	(8)	(10)
Balance at end of period	$7	$1	$20	$28
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
The following table details the value of the Company’s restricted assets:

	December 31,
	2024	2023
Assets used for collateral or guarantees:
Affiliated transactions	$4,730	$4,854
Third party agreements (1)	5,999	2,869
Deposits with U.S. regulatory authorities	882	833
Other (2)	1,437	1,376
Total restricted assets	$13,048	$9,932
(1) 2024 period includes amounts related to the MCE Acquisition.
(2) Primarily includes Funds at Lloyds, deposits with non-U.S. regulatory authorities and other restricted assets.
Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	December 31,
	2024	2023	2022
Cash	$979	$917	$855
Restricted cash (included in ‘other assets’)	781	581	418
Cash and restricted cash	$1,760	$1,498	$1,273

ARCH CAPITAL	143	2024 FORM 10-K

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
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $35.0 billion of financial assets and liabilities measured at fair value at December 31, 2024, approximately $185 million, or 0.5%, were priced using non-binding broker-dealer quotes. Of the $29.6 billion of financial assets and liabilities measured at fair value at December 31, 2023, approximately $14 million, or 0.0%, were priced using non-binding broker-dealer quotes.
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

ARCH CAPITAL	144	2024 FORM 10-K

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

ARCH CAPITAL	145	2024 FORM 10-K

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

ARCH CAPITAL	146	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2024:

		Fair Value Measurement Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$12,487	$—	$12,390	$97
U.S. government and government agencies	6,710	6,709	1	—
Asset backed securities	2,900	—	2,900	—
Non-U.S. government securities	2,538	—	2,538	—
Commercial mortgage backed securities	1,058	—	1,058	—
Residential mortgage backed securities	1,079	—	1,079	—
Municipal bonds	263	—	263	—
Total	27,035	6,709	20,229	97

Short-term investments	2,784	2,704	80	—

Equity securities, at fair value	1,675	1,640	28	7

Derivative instruments (1)	206	—	206	—

Residential mortgage loans	15	—	15	—

Fair value option:
Corporate bonds	832	—	832	—
Non-U.S. government bonds	8	—	8	—
Asset backed securities	—	—	—	—
U.S. government and government agencies	14	14	—	—
Short-term investments	70	—	37	33
Equity securities	6	2	—	4
Other investments	752	—	563	189
Other investments measured at net asset value (2)	1,383
Total	3,065	16	1,440	226

Total assets measured at fair value	$34,780	$11,069	$21,998	$330

Liabilities measured at fair value:
Other liabilities	$(73)	$—	$—	$(73)
Derivative instruments (1)	(115)	—	(115)	—
Total liabilities measured at fair value	$(188)	$—	$(115)	$(73)
(1)    See note 11.
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

ARCH CAPITAL	147	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2023:

		Fair Value Measurement Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$10,855	$—	$10,708	$147
U.S. government and government agencies	5,814	5,792	22	—
Asset backed securities	2,250	—	2,250	—
Non-U.S. government securities	2,062	—	2,062	—
Commercial mortgage backed securities	1,213	—	1,213	—
Residential mortgage backed securities	1,103	—	1,103	—
Municipal bonds	256	—	256	—
Total	23,553	5,792	17,614	147

Equity securities, at fair value	1,186	1,151	30	5

Short-term investments	2,063	1,786	193	84

Derivative instruments (1)	197	—	197	—

Residential mortgage loans	2	—	2	—

Fair value option:
Corporate bonds	662	—	662	—
Non-U.S. government bonds	6	—	6	—
Asset backed securities	2	—	2	—
U.S. government and government agencies	13	13	—	—
Short-term investments	21	—	11	10
Equity securities	7	3	—	4
Other investments	316	—	210	106
Other investments measured at net asset value (2)	1,461
Total	2,488	16	891	120

Total assets measured at fair value	$29,489	$8,745	$18,927	$356

Liabilities measured at fair value:
Other liabilities	$(22)	$—	$—	$(22)
Derivative instruments (1)	(119)	—	(119)	—
Total liabilities measured at fair value	$(141)	$—	$(119)	$(22)
(1)    See note 11.
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

ARCH CAPITAL	148	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2024 and 2023:

	Assets						Liabilities
	Available For Sale		Fair Value Option			Fair Value
	Corporate Bonds	Short-term Investments	Other Investments	Short-term Investments	Equity Securities	Equity Securities	Other Liabilities
Year Ended December 31, 2024
Balance at beginning of year	$147	$84	$106	$10	$4	$5	$(22)
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	1	—	(5)	—	—	—	10
Included in other comprehensive income	2	1	—	—	—	—	1
Purchases, issuances, sales and settlements
Purchases	100	12	148	41	—	2	—
Issuances	—	—	—	—	—	—	(64)
Sales	—	—	(5)	—	—	—	—
Settlements	(153)	(97)	(70)	(18)	—	—	2
Transfers in and/or out of Level 3	—	—	15	—	—	—	—
Balance at end of year	$97	$—	$189	$33	$4	$7	$(73)

Year Ended December 31, 2023
Balance at beginning of year	$121	$—	$33	$—	$4	$4	$(14)
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	1	—	(5)	—	—	—	(1)
Included in other comprehensive income	(1)	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	111	84	107	11	—	1	—
Issuances	—	—	—	—	—	—	(9)
Sales	—	—	(10)	—	—	—	—
Settlements	(85)	—	(19)	(1)	—	—	2
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of year	$147	$84	$106	$10	$4	$5	$(22)

(1)    Gains or losses were included in net realized gains (losses).

Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at December 31, 2024, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At December 31, 2024, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.4 billion. At December 31, 2023, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.5 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair value of the senior notes is classified within Level 2.

ARCH CAPITAL	149	2024 FORM 10-K

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
Goodwill and Intangible Assets. The Company tests goodwill and intangible assets annually for impairment or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. When the Company determines goodwill and intangible assets may be impaired, the Company uses techniques including discounted expected future cash flows, to measure fair value.
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
The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives (1)	Liability Derivatives (1)	Notional Value (2)
December 31, 2024
Futures contracts	$78	$(46)	$4,781
Foreign currency forward contracts	90	(48)	1,698
Other (3)	38	(21)	236
Total	$206	$(115)

December 31, 2023
Futures contracts	$139	$(61)	$3,746
Foreign currency forward contracts	27	(32)	1,224
Other (3)	31	(26)	512
Total	$197	$(119)

(1)    The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’
(2)    Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.
(3)    Includes swaps, options and other derivatives contracts.

The Company did not hold any derivatives which were designated as hedging instruments at December 31, 2024 or 2023.
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
At December 31, 2024, $206 million and $115 million, respectively, of asset derivatives and liability derivatives were subject to a master netting agreement compared to $197 million and $119 million, respectively, at December 31, 2023. The remaining derivatives included in the table above were not subject to a master netting agreement.

ARCH CAPITAL	150	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as hedging instruments	Year Ended December 31,
	2024	2023	2022
Net realized gains (losses):
Futures contracts	$4	$49	$(86)
Foreign currency forward contracts	(6)	21	6
Other (1)	10	(11)	5
Total	$8	$59	$(75)
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
The following table summarizes the total assets of the Bellemeade entities:

	December 31, 2024		December 31, 2023
Bellemeade Entities (Issue Date)	Total VIE Assets	Coverage Remaining from Reinsurers (1)	Total VIE Assets

2019-1 Ltd. (Mar-19)	$—	$—	$71
2019-3 Ltd. (Jul-19)	—	—	99
2021-3 Ltd. (Sep-21)	363	98	429
2022-1 Ltd. (Jan-22)	202	16	256
2022-2 Ltd. (Sep-22)	180	113	201
2023-1 Ltd. (Oct-23)	186	47	186
2024-1 Ltd. (Aug-24)	163	41	—
Total	$1,094	$315	$1,242
(1) Coverage from a separate panel of reinsurers remaining at December 31, 2024.

ARCH CAPITAL	151	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.     Other Comprehensive Income (Loss)

The following table presents the changes in each component of AOCI, net of noncontrolling interests:

	Unrealized Appreciation on Available-For-Sale Investments	Foreign Currency Translation Adjustments	Total
Year Ended December 31, 2024
Beginning balance	$(565)	$(111)	$(676)
Other comprehensive income (loss) before reclassifications	(23)	(102)	(125)
Amounts reclassified from accumulated other comprehensive income	81	—	81
Net current period other comprehensive income (loss)	58	(102)	(44)
Ending balance	$(507)	$(213)	$(720)

Year Ended December 31, 2023
Beginning balance	$(1,512)	$(134)	$(1,646)
Other comprehensive income (loss) before reclassifications	547	23	570
Amounts reclassified from accumulated other comprehensive income	400	—	400
Net current period other comprehensive income (loss)	947	23	970
Ending balance	$(565)	$(111)	$(676)

Year Ended December 31, 2022
Beginning balance	$13	$(78)	$(65)
Other comprehensive income (loss) before reclassifications	(1,772)	(56)	(1,828)
Amounts reclassified from accumulated other comprehensive income	247	—	247
Net current period other comprehensive income (loss)	(1,525)	(56)	(1,581)
Ending balance	$(1,512)	$(134)	$(1,646)
The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

	Consolidated Statement of Income	Amounts Reclassified from AOCI
Details About	Line Item That Includes	Year Ended December 31,
AOCI Components	Reclassification	2024	2023	2022
Unrealized appreciation on available-for-sale investments
	Net realized gains (losses)	$(95)	$(431)	$(235)
	Provision for credit losses	—	3	(44)
	Total before tax	(95)	(428)	(279)
	Income tax (expense) benefit	14	28	32
	Net of tax	$(81)	$(400)	$(247)

ARCH CAPITAL	152	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Following are the related tax effects allocated to each component of other comprehensive income (loss):

	Before Tax	Tax Expense	Net of Tax
	Amount	(Benefit)	Amount
Year Ended December 31, 2024
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(23)	$—	$(23)
Less reclassification of net realized gains (losses) included in net income	(95)	(14)	(81)
Foreign currency translation adjustments	(105)	(3)	(102)
Other comprehensive income (loss)	$(33)	$11	$(44)

Year Ended December 31, 2023
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$617	$70	$547
Less reclassification of net realized gains (losses) included in net income	(428)	(28)	(400)
Foreign currency translation adjustments	23	—	23
Other comprehensive income (loss)	$1,068	$98	$970

Year Ended December 31, 2022
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(2,009)	$(237)	$(1,772)
Less reclassification of net realized gains (losses) included in net income	(279)	(32)	(247)
Foreign currency translation adjustments	(56)	—	(56)
Other comprehensive income (loss)	$(1,786)	$(205)	$(1,581)

ARCH CAPITAL	153	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.    Earnings Per Common Share

The calculation of basic earnings per common share is computed by dividing income available to Arch common shareholders by the weighted average number of Common Shares and common share equivalents outstanding. The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income	$4,312	$4,442	$1,482
Amounts attributable to noncontrolling interests	—	1	(6)
Net income available to Arch	4,312	4,443	1,476
Preferred dividends	(40)	(40)	(40)
Net income available to Arch common shareholders	$4,272	$4,403	$1,436

Denominator:
Weighted average common shares outstanding	372.5	368.7	368.6
Effect of dilutive common share equivalents:
Nonvested restricted shares	2.1	2.5	2.1
Stock options (1)	7.2	7.6	6.9
Weighted average common shares and common share equivalents outstanding – diluted	381.8	378.8	377.6

Earnings per common share:
Basic	$11.47	$11.94	$3.90
Diluted	$11.19	$11.62	$3.80
(1)    Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For 2024, 2023 and 2022, the number of stock options excluded were 2.2 million, 0.5 million and 0.8 million, respectively.
15.     Income Taxes

Arch Capital is incorporated under the laws of Bermuda and, under Bermuda law in effect as of December 31, 2024, is not obligated to pay taxes on income or capital gains in Bermuda. Upon its formation in 2000, the Company received a written undertaking from the Minister of Finance in Bermuda under the Exempted Undertakings Tax Protection Act 1966 assuring that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits, income, gain or appreciation on any capital asset, or any tax in the nature of estate duty or inheritance tax, such tax will not be applicable to Arch Capital or any of its operations until March 31, 2035. However, on December 27, 2023, the Government of Bermuda enacted the Bermuda CIT Act, which is effective for tax years beginning on or after January 1, 2025. Once in effect, the new corporate income tax regime in Bermuda is expected to supersede the Minister of Finance’s assurance, and the Company will become subject to taxes in Bermuda before March 31, 2035.
The Bermuda CIT Act will apply a 15% corporate income tax to certain Bermuda constituent entities of multi-national groups in fiscal years beginning on or after January 1, 2025. The Company expects to incur and pay increased taxes in Bermuda beginning in 2025. The Bermuda CIT Act, together with the widespread adoption of the OECD Pillar II minimum tax proposal, is expected to result in a minimum effective tax rate of 15% in most jurisdictions in which the Company operates.
Arch Capital has subsidiaries and branches that operate in various jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which Arch Capital’s subsidiaries and branches are subject to tax are the United States, United Kingdom, Ireland, Switzerland, Australia, Canada, and Gibraltar.

ARCH CAPITAL	154	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of income taxes attributable to operations were as follows:

	Year Ended December 31,
	2024	2023	2022
Current expense (benefit):
United States	$332	$251	$195
Non-U.S.	65	37	6
	397	288	201
Deferred expense (benefit):
United States	(21)	(20)	(96)
Non-U.S.	(14)	(1,141)	(25)
	(35)	(1,161)	(121)
Income tax expense (benefit)	$362	$(873)	$80
The Company’s income or loss before income taxes was earned in the following jurisdictions:

	Year Ended December 31,
	2024	2023	2022
Income (Loss) Before Income Taxes:
Bermuda	$2,611	$2,099	$986
United States	1,438	1,239	401
Other	625	232	175
Total	$4,674	$3,570	$1,562
The expected tax provision computed on pre-tax income or loss at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The 2024 applicable statutory tax rates by jurisdiction were as follows: Bermuda (0.0%), United States (21.0%), United Kingdom (25.0%), Ireland (12.5%), Switzerland (19.6%), Australia (30.0%), Canada (26.4%) and Gibraltar (13.8%).
A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate follows:

	Year Ended December 31,
	2024	2023	2022
Expected income tax expense (benefit) computed on pre-tax income at weighted average income tax rate	$424	$300	$110
Addition (reduction) in income tax expense (benefit) resulting from:
Sale of subsidiaries/Bargain purchase option	(45)	—	—
Investment income	(39)	(14)	(13)
Change in tax rate	12	(1,179)	(5)
Share based compensation	(11)	(13)	(9)
Tax credits	(5)	(3)	(10)
Base eroding tax/Alternative minimum tax	5	9	8
State taxes, net of U.S. federal tax benefit	4	6	11
Change in valuation allowance	3	4	(23)
Uncertain tax position	3	—	—
Dividend withholding taxes	3	9	11
Other	8	8	—
Income tax expense (benefit)	$362	$(873)	$80
The effect of a change in tax laws or rates on deferred income tax assets and liabilities is recognized in income in the period in which such change is enacted.
Deferred income tax assets and liabilities reflect temporary differences based on enacted tax rates between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.

ARCH CAPITAL	155	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31,
	2024	2023
Deferred income tax assets:
Net operating loss	$77	$93
Discounting of net loss reserves	203	219
Net unearned premium reserve	190	133
Compensation liabilities	75	64
Foreign tax credit carryforward	22	16
Goodwill and intangible assets	1,034	1,020
Bad debt reserves	15	16
Depreciation and amortization	151	133
Lease liability	32	31
Net unrealized decline of investments	77	89
Fair value adjustment to senior notes	41	41
Other, net	—	13
Deferred income tax assets before valuation allowance	1,917	1,868
Valuation allowance	(18)	(15)
Deferred income tax assets net of valuation allowance	1,899	1,853
Deferred income tax liabilities:
Lloyds year of account deferral	(19)	(13)
Contingency reserve	(27)	(50)
Deferred policy acquisition costs	(143)	(144)
Investment related	(43)	(13)
Right-of-use asset	(25)	(24)
Other	(6)	—
Total deferred income tax liabilities	(263)	(244)
Net deferred income tax assets	$1,636	$1,609
The Company provides a valuation allowance to reduce the net value of certain deferred income tax assets to an amount which management expects to more likely than not be realized. As of December 31, 2024, the Company’s valuation allowance was $18 million, compared to $15 million at December 31, 2023. The valuation allowance at December 31, 2024, was primarily attributable to valuation allowances on the Company’s Australia, Gibraltar and Hong Kong operations and certain other deferred income tax assets relating to tax attributes that have a limited use.
At December 31, 2024, the Company’s net operating loss carryforwards and tax credits were as follows:

	Year Ended December 31,
	2024	Expiration
Operating Loss Carryforwards
United Kingdom	$146	No expiration
Ireland	26	No expiration
Australia	43	No expiration
Hong Kong	35	No expiration
Gibraltar	26	No expiration
Cyprus	1	No expiration
United States (1)	70	2029 - 2038

Tax Credits
U.K. foreign tax credits	14	No expiration
U.S. foreign tax credits	8	2029 - 2033
(1) The Company’s U.S. operations have recorded $70 million of net operating loss (“NOL”) carryforwards that are subject to annual usage limitations under Section 382 of the Internal Revenue Code (“the Code”).
The Company’s U.S. mortgage operations are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the Code for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that the Company purchases non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the U.S. Treasury Department in an amount equal to the tax benefit derived from deducting any portion of the statutory contingency reserves. T&L Bonds are reflected in ‘other assets’ on the Company’s balance sheet and totaled approximately $47 million at December 31, 2024, compared to $42 million at December 31, 2023.
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

ARCH CAPITAL	156	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recognizes interest and penalties relating to unrecognized tax benefits in the provision for income taxes. As of December 31, 2024, the Company’s total unrecognized tax benefits, including interest and penalties, were $5 million. If recognized, the full amount of the unrecognized tax benefit would impact the consolidated effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2024	2023
Balance at beginning of year	$2	$2
Additions based on tax positions related to the current year	1	—
Additions for tax positions of prior years	2	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Balance at end of year	$5	$2
The Company, its subsidiaries and branches file income tax returns in various federal, state and local jurisdictions. The following table details open tax years that are potentially subject to examination by local tax authorities, in the following major jurisdictions:

Jurisdiction	Tax Years
United States	2019-2024
United Kingdom	2022-2024
Ireland	2020-2024
Switzerland	2020-2024
Australia	2019-2024
Canada	2020-2024
Gibraltar	2019-2024
As of December 31, 2024, the Company’s current income tax recoverable (included in “Other assets”) was $3 million.
16.    Transactions with Related Parties

In 2017, the Company acquired approximately 25% of Premia. Premia is the parent of Premia Reinsurance Ltd., a multi-line Bermuda reinsurance company. Premia’s strategy is to reinsure or acquire companies or reserve portfolios in the non-life property and casualty insurance and reinsurance run-off market. Arch Re Bermuda and certain Arch co-investors invested $100 million and acquired approximately 25% of Premia as well as warrants to purchase additional common equity. Arch has appointed two directors to serve on the seven person board of directors of Premia. Arch Re Bermuda is providing a quota share reinsurance treaty on certain business written by Premia, and subsidiaries of Arch Capital are providing certain administrative and support services to Premia, in each case pursuant to separate multi-year agreements. During the 2024 period, the Company did not enter into any new reinsurance transactions with Premia, compared to $80 million and $81 million of net premiums written and earned, respectively in 2023. At December 31, 2024, the Company recorded a funds held asset from Premia of $137 million, compared to $158 million at December 31, 2023.
In 2021, the Company completed the acquisition of Somers. Somers is wholly owned by Greysbridge, and Greysbridge is owned 40% by the Company and by certain funds managed by Kelso and Warburg. The Company entered into certain reinsurance transactions with Somers. During 2024 and 2023 periods, the Company’s net premiums written was reduced by $738 million and $574 million, respectively. In addition, Somers paid certain acquisition costs and administrative fees to the Company. At December 31, 2024, the Company recorded a reinsurance recoverable on unpaid and paid losses from Somers of $1.6 billion and a reinsurance balance payable to Somers of $489 million. At December 31, 2023, reinsurance recoverable on unpaid and paid losses from Somers was $1.3 billion, with a reinsurance balance payable to Somers of $475 million.
Under the terms of the Greysbridge equity financing, beginning January 1, 2024, the Company has a call right (but not the obligation) and Warburg and Kelso each have a put right (but not the obligation) to buy/sell a certain amount of their initial shares annually at the current year-end tangible book value per share of Greysbridge. In 2024, Warburg and Kelso both delivered a put option notice to sell a certain amount of their initial shares. The transaction, which will involve third-party purchasers of such shares, is expected to close in the 2025 calendar year, subject to any required regulatory approvals and other closing conditions. In association with the put option notice at December 31, 2024, the Company’s balance sheet reflected $261 million in both other assets and other liabilities.
During 2024 period, the Company completed the acquisition of Watford Insurance Company from Somers for a total consideration paid of $35 million.
As of December 31, 2024, the Company owns $35 million in aggregate principal amount of Somers 6.5% senior notes, due July 2, 2029.

ARCH CAPITAL	157	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17.    Leases

In the ordinary course of business, the Company renews and enters into new leases for office property and equipment. At the lease inception date, the Company determines whether a contract contains a lease and its classification as a finance or operating lease. Primarily all of the Company’s leases are classified as operating leases. The Company’s operating leases have remaining lease terms of up to 13 years, some of which include options to extend the lease term. The Company considers these options when determining the lease term and measuring its lease liability and right-of-use asset. In addition, the Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Additional information regarding the Company’s operating leases is as follows:

	December 31,
	2024	2023
Operating lease costs	$34	$33
Sublease income (1)	$(2)	$(2)
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$30	$31
Right-of-use assets obtained in exchange for new lease liabilities	$30	$28
Right-of-use assets (2)	$129	$125
Operating lease liability (2)	$163	$156
Weighted average discount rate	4.9%	4.7%
Weighted average remaining lease term	7.2 years	7.2 years
(1)    The sublease income primarily relates to office property in Raleigh, North Carolina.
(2)    The right-of-use assets are included in ‘other assets’ while the operating lease liability is included in ‘other liabilities.’

The following table presents the contractual maturities of the Company's operating lease liabilities at December 31, 2024:

Years Ending December 31,
2025	$31
2026	31
2027	28
2028	24
2029	19
2030 and thereafter	63
Total undiscounted lease liability	$196
Less: present value adjustment	(33)
Operating lease liability	$163

Rental expense was approximately $35 million, $38 million and $39 million for 2024, 2023 and 2022, respectively.
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

ARCH CAPITAL	158	2024 FORM 10-K

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

Broker	Year Ended December 31,
	2024	2023	2022
Marsh & McLennan Companies and its subsidiaries	18.6%	19.0%	17.3%
Aon Corporation and its subsidiaries	14.5%	13.9%	13.8%
No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2024, 2023 and 2022.
The Company’s available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments in any entity in excess of 10% of the Company’s shareholders’ equity at December 31, 2024 other than investments issued or guaranteed by the United States government or its agencies.
Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $4.4 billion and $3.6 billion at December 31, 2024 and 2023, respectively.
Purchase Obligations
The Company has also entered into certain agreements which commit the Company to purchase goods or services, primarily related to software and computerized systems. Such purchase obligations were approximately $260 million and $148 million at December 31, 2024 and 2023, respectively.
Employment and Other Arrangements
At December 31, 2024, the Company has entered into employment agreements with certain of its executive officers. Such employment arrangements provide for compensation in the form of base salary, annual bonus, share-based awards, participation in the Company’s employee benefit programs and the reimbursements of expenses.
19.    Debt and Financing Arrangements

The Company’s senior notes payable at December 31, 2024 and 2023 were as follows:

			Carrying Amount at
	Interest	Principal	December 31,
	(Fixed)	Amount	2024	2023
2034 notes (1)	7.350%	$300	$298	$298
2043 notes (2)	5.144%	500	496	495
2026 notes (3)	4.011%	500	499	498
2046 notes (4)	5.031%	450	446	446
2050 notes (5)	3.635%	1,000	989	989
		$2,750	$2,728	$2,726
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

ARCH CAPITAL	159	2024 FORM 10-K

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
Letter of Credit and Revolving Credit Facilities
In the normal course of its operations, the Company enters into agreements with financial institutions that provide access to secured and unsecured credit facilities.
Group Credit Facility
Arch Capital and certain of its subsidiaries have access to a credit facility with a syndicate of financial institutions (the “Group Credit Facility”) that expires on August 23, 2028. The Group Credit Facility consists of a $425 million secured facility for letters of credit (the “Secured Facility”) and a $500 million unsecured facility for revolving loans and letters of credit (the “Unsecured Facility”). At December 31, 2024, the Secured Facility had $275 million of letters of credit outstanding and remaining capacity of $150 million, and the Unsecured Facility had no outstanding revolving loans or letters of credit, with remaining capacity of $500 million.
The Group Credit Facility contains certain restrictive and maintenance covenants customary for facilities of this type, including restrictions on indebtedness, minimum consolidated tangible net worth, maximum leverage levels and minimum financial strength ratings. Arch Capital and its subsidiaries which are party to the agreement were in compliance with all covenants contained therein at December 31, 2024.
Obligations of each borrower for letters of credit under the Secured Facility are secured by cash and eligible securities of such borrower and held in collateral accounts. Commitments under the Group Credit Facility may be increased up to, but not exceeding, an aggregate of $1.5 billion. Arch Capital has a one-time option to convert any or all outstanding revolving loans of Arch Capital and/or Arch-U.S. to term loans with the same terms as the revolving loans except that any prepayments may not be re-borrowed. Borrowings of revolving loans may be made at a variable rate based on Secured Overnight Financing Rate (“SOFR”). Secured letters of credit are available for issuance on behalf of certain Arch Capital subsidiaries. Arch Capital guarantees the obligations of Arch-U.S. and Arch U.S. MI Holdings Inc., Arch-U.S. guarantees the obligations of Arch Capital, and Arch Capital Finance LLC guarantees the obligations of Arch Capital and Arch-U.S.
Other Credit Facilities
Arch Re Bermuda, a wholly-owned subsidiary of Arch Capital, has access to a $175 million unsecured letter of credit facility with Lloyds Bank Corporate Markets plc., which expires on September 27, 2025. At December 31, 2024, this credit facility had $106 million of letters of credit outstanding and remaining capacity of $69 million.
Arch Re Bermuda also has access to a letter of credit facility with Lloyds Bank Corporate Markets plc., which expires on December 31, 2027. Such credit facility provides for a $700 million facility for letters of credit in respect of Tier 2 Funds at Lloyds. As of December 31, 2024, $700 million face amount of letters of credit had been issued under this facility.
In addition, Arch Re Bermuda had outstanding secured letters of credit through other facilities in the amount of $55 million, which were issued in the normal course of business (“LOC Facilities”). The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which certain of Arch Capital’s subsidiaries has entered into reinsurance arrangements.
When issued, all secured letters of credit are secured by a portion of the investment portfolio. At December 31, 2024, these letters of credit were secured by investments with a fair value of $400 million. The Company had no outstanding revolving credit agreement borrowings at December 31, 2024 and 2023.

ARCH CAPITAL	160	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Federal Home Loan Bank Membership
Certain subsidiaries of the Company are members of Federal Home Loan Banks (“FHLBs”). Members may borrow from the FHLBs at competitive rates subject to certain conditions. Conditions include maintaining sufficient collateral deposits for funding and a requirement to hold stock in the FHLBs related to both membership and outstanding advances. At December 31, 2024 and 2023, the Company had no advances outstanding under the FHLB program.
20.    Goodwill and Intangible Assets

The following table shows an analysis of goodwill and intangible assets:

	Goodwill	Intangible assets (indefinite life)	Intangible assets (finite life)	Total
Net balance at Dec. 31, 2022	$342	$69	$393	$804
Acquisitions	—	—	11	11
Amortization	—	—	(95)	(95)
Impairment	(2)	—	—	(2)
Foreign currency movements and other adjustments	5	1	7	13
Net balance at Dec. 31, 2023	345	70	316	731
Acquisitions (1)	246	9	637	892
Amortization	—	—	(235)	(235)
Foreign currency movements and other adjustments (2)	(20)	—	(17)	(37)
Net balance at Dec. 31, 2024	$571	$79	$701	$1,351

Gross balance at Dec. 31, 2024	$576	$80	$1,724	$2,380
Accumulated amortization	—	—	(994)	(994)
Foreign currency movements and other adjustments	(5)	(1)	(29)	(35)
Net balance at Dec. 31, 2024	$571	$79	$701	$1,351
(1)    Certain amounts for the Company’s 2024 acquisitions are considered provisional. See note 2.
(2)    Amount primarily related to the sale of Castel Underwriting Agencies Limited.
The following table presents the components of goodwill and intangible assets:

	Gross Balance	Accumulated Amortization	Foreign Currency Translation Adjustment and Other	Net Balance
Dec. 31, 2024
Acquired insurance contracts	$620	$(562)	$1	$59
Operating platform	117	(63)	—	54
Distribution relationships	865	(358)	(30)	477
Goodwill	576	—	(5)	571
Insurance licenses	58	—	—	58
Syndicate capacity	22	—	(1)	21
Unfavorable service contract	(10)	10	—	—
Other	132	(21)	—	111
Total	$2,380	$(994)	$(35)	$1,351

Dec. 31, 2023
Acquired insurance contracts	$452	$(441)	$—	$11
Operating platform	64	(54)	—	10
Distribution relationships	594	(277)	(23)	294
Goodwill	348	—	(3)	345
Insurance licenses	48	—	—	48
Syndicate capacity	22	—	—	22
Unfavorable service contract	(10)	10	—	—
Other	5	(4)	—	1
Total	$1,523	$(766)	$(26)	$731
The estimated remaining amortization expense for the Company’s intangible assets with finite lives is as follows:

2025	$193
2026	115
2027	88
2028	73
2029	60
2030 and thereafter	172
Total	$701
The estimated remaining useful lives of these assets range from one to twelve years at December 31, 2024.

ARCH CAPITAL	161	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21.    Shareholders’ Equity

Authorized and Issued
The authorized share capital of Arch Capital consists of 1.8 billion Common Shares, par value of $0.0011 per share, and 50 million Preferred Shares, par value of $0.01 per share.
Common Shares
The following table presents a roll-forward of changes in Arch Capital’s issued and outstanding Common Shares:

	Year Ended December 31,
	2024	2023	2022
Common Shares:
Shares issued and outstanding, beginning of year	591.9	588.3	583.3
Shares issued (1)	2.5	2.8	3.5
Restricted shares issued, net of cancellations	1.2	0.8	1.5
Shares issued and outstanding, end of year	595.6	591.9	588.3
Common shares in treasury, end of year	(219.2)	(218.5)	(217.9)
Shares issued and outstanding, end of year	376.4	373.4	370.4
(1)    Includes shares issued from the exercise of stock options and stock appreciation rights, the vesting of restricted share units and shares issued from the employee share purchase plan.
Special Cash Dividend
In 2024, the Board of Directors of Arch Capital (the “Board”) has declared and paid a special cash dividend of $1.9 billion to common shareholders, representing $5.00 per outstanding common share.
Share Repurchase Program
The Board has authorized the investment in Arch Capital’s common shares through a share repurchase program. At December 31, 2024, $996.8 million of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.
Repurchases of Arch Capital’s common shares in connection with the share repurchase plan and other share-based transactions were held in the treasury under the cost method, and the cost of the common shares acquired is included in ‘Common shares held in treasury, at cost.’ At December 31, 2024, Arch Capital held 219.2 million shares for an aggregate cost of $4.5 billion in treasury, at cost.
The Company’s repurchases under the share repurchase program were as follows:

	Year Ended December 31,
	2024	2023	2022
Aggregate cost of shares repurchased	$23.5	$—	$585.8
Shares repurchased	0.3	—	12.9
Average price per share repurchased	$89.65	$—	$45.44
Since the inception of the share repurchase program through December 31, 2024, Arch Capital has repurchased approximately 433.8 million common shares for an aggregate purchase price of $5.9 billion.
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

ARCH CAPITAL	162	2024 FORM 10-K

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
The 2022 Long-Term Incentive and Share Award Plan (“the 2022 Plan”) became effective as of May 4, 2022 following approval by shareholders of the Company. The 2022 Plan provides for the issuance of stock options, stock appreciation rights, restricted shares, restricted share units payable in common shares or cash, dividend equivalents, performance shares and performance units and other share-based awards to Arch Capital’s eligible employees and directors. The number of common shares reserved for grants under the 2022 Plan, subject to anti-dilution adjustments in the event of certain changes in Arch Capital’s capital structure, is 9.0 million; provided that no more than 6.0 million common shares may be issued as incentive stock options under Section 422 of the Code. The 2022 Plan will terminate as to future awards on February 25, 2032. At December 31, 2024, 6.7 million shares are available for future issuance.
The 2018 Long-Term Incentive and Share Award Plan (the “2018 Plan”) became effective as of May 9, 2018 following approval by shareholders of the Company. The 2018 Plan provides for the issuance of restricted stock units, performance units, restricted shares, performance shares, stock options and stock appreciation rights and other equity-based awards to our eligible employees and directors. The 2018 Plan authorizes the issuance of 34.5 million common shares; provided that no more than 6.0 million common shares may be issued as incentive stock options under Section 422 of the Code. The 2018 Plan will terminate as to future awards on February 28, 2028. At December 31, 2024, 2.7 million shares are available for future issuance.

ARCH CAPITAL	163	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Upon shareholder approval on May 4, 2023, the Amended and Restated Arch Capital Group Ltd. 2007 Employee Share Purchase Plan (the “ESPP”) became effective. The total common shares that may be purchased under the ESPP was increased by 3.0 million shares for a total of 12.75 million shares authorized. The purpose of the ESPP is to give employees of the Company an opportunity to purchase common shares through payroll deductions, thereby encouraging employees to share in the economic growth and success of the Company. The ESPP is designed to qualify as an “employee share purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. At December 31, 2024, 3.2 million shares remain available for issuance.
Stock Options and Stock Appreciation Rights
The Company generally issues stock options and SARs to eligible employees, with exercise prices equal to the fair market values of the Company’s Common Shares on the grant dates (adjusted for special dividends). Such grants generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date. In connection with the Company’s recent leadership transition in November 2024, the Compensation and Human Capital Committee approved the grant of equity awards, which consist of 1.75 million premium-priced stock options to eligible employees. The premium-priced stock options have an exercise price equal to 1.685 times the closing price of the Company's common shares on the grant date (or $161.24 per share) and will vest in full on the third anniversary of the grant date.
The grant date fair value is determined using the Black-Scholes option valuation model. The expected life assumption is based on an expected term analysis, which incorporates the Company’s historical exercise experience. Expected volatility is based on the Company’s daily historical trading data of its common shares. The table below summarizes the assumptions used:

	Year Ended December 31,
	2024	2023	2022
Dividend yield	—%	—%	—%
Expected volatility (1)	26.5%	25.1%	24.0%
Risk free interest rate (1)	4.4%	4.1%	2.0%
Expected option life (1)	9.0 years	6.0 years	6.0 years
(1) The 2024 period includes an expected volatility, risk free interest rate and expected option life of 26.65%, 4.39% and 10 years, respectively, related to the grant of 1.75 million premium-priced stock options.
A summary of stock option and SAR activity under the Company’s Long Term Incentive and Share Award Plans during 2024 is presented below:

	Year Ended December 31, 2024
	Number of Options / SARs	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	12,536,593	$31.14
Granted (1)	2,172,916	$145.88
Exercised	(2,270,334)	$22.82
Forfeited or expired	(10,141)	$46.47
Outstanding, end of year	12,429,034	$48.54	4.69	$665
Exercisable, end of year	9,710,426	$26.55	3.40	$639
(1) Includes 1.75 million premium-priced stock options with a weighted average exercise price of $161.24 per share.
The aggregate intrinsic value of stock options and SARs exercised represents the difference between the exercise price of the stock options and SARs and the closing market price of the Company’s common shares on the exercise dates. During 2024, the Company received proceeds of $19 million from the exercise of stock options and recognized a tax benefit of $9 million from the exercise of stock options and SARs.

	Year Ended December 31,
	2024	2023	2022
Weighted average grant date fair value	$29.03	$23.50	$13.26
Aggregate intrinsic value of Options/SARs exercised (in millions)	$153	$116	$113

ARCH CAPITAL	164	2024 FORM 10-K

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
A summary of restricted share and restricted unit activity under the Company’s Long Term Incentive and Share Award Plans for 2024 is presented below:

	Number of Restricted Common Shares	Number of Restricted Unit Awards
Unvested Shares:
Unvested balance, beginning of year	1,524,605	305,928
Granted	835,843	146,496
Vested	(809,174)	(154,710)
Forfeited	(22,733)	(16,621)
Unvested balance, end of year	1,528,541	281,093

Weighted Average Grant Date Fair Value:
Unvested balance, beginning of year	$54.57	$55.63
Granted	$90.32	$87.21
Vested	$49.88	$50.57
Forfeited	$72.05	$77.53
Unvested balance, end of year	$76.34	$73.58
The following table presents the weighted average grant date fair value of restricted shares and restricted unit awards granted and the aggregate fair value of restricted shares and unit awards vesting in each year.

	Year Ended December 31,
	2024	2023	2022
Number of restricted shares and restricted unit awards granted	982,339	825,191	1,089,393
Weighted average grant date fair value	$89.86	$69.42	$47.45
Aggregate fair value of vested restricted share and unit awards (in millions)	$85	$122	$51
The aggregate intrinsic value of restricted units outstanding at December 31, 2024 was $26 million.
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

	Year Ended December 31,
	2024	2023	2022
Expected volatility	25.3%	30.4%	38.1%
Risk free interest rate	4.5%	4.6%	1.7%

	Number of Performance Shares	Number of Performance Units
Unvested Shares:
Unvested balance, beginning of year	1,880,696	49,594
Granted	476,906	15,728
Performance adjustment (1) (2)	—	10,698
Vested	(674,406)	(21,396)
Forfeited	(3,820)	(1,687)
Unvested balance, end of year	1,679,376	52,937

Weighted Average Grant Date Fair Value:
Unvested balance, beginning of year	$52.47	$56.15
Granted	$93.28	$93.24
Performance adjustment (1) (2)	$0.00	$37.38
Vested	$37.38	$37.38
Forfeited	$75.41	$68.61
Unvested balance, end of year	$70.07	$70.57
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

ARCH CAPITAL	165	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the weighted average grant date fair values of performance awards granted.

	Year Ended December 31,
	2024	2023	2022
Number of performance awards	492,634	568,576	690,772
Weighted average grant date fair value	$93.28	$74.09	$49.91
Aggregate fair value of vested performance share and unit awards (in millions)	$61	$14	$27
The aggregate intrinsic value of performance units outstanding at December 31, 2024 was $5 million.
The issuance of share-based awards and amortization thereon has no effect on the Company’s consolidated shareholders’ equity.
Share-Based Compensation Expense
The following tables present pre-tax and after-tax share-based compensation expense recognized as well as the unrecognized compensation cost associated with unvested awards and the weighted average period over which it is expected to be recognized:

	Year Ended December 31,
	2024	2023	2022
Pre-Tax
Stock options and SARs	$15	$11	$12
Restricted share and unit awards	57	54	50
Performance awards	55	23	22
ESPP	6	4	4
Total	$133	$92	$88

After-Tax
Stock options and SARs	$13	$10	$11
Restricted share and unit awards	48	45	42
Performance awards	50	21	20
ESPP	5	4	4
Total	$116	$80	$77

	December 31, 2024
	Stock Options and SARs (1)	Restricted Common Shares and Units (1)	Performance Common Shares and Units
Unrecognized compensation cost related to unvested awards	$55	$70	$12
Weighted average recognition period (years)	2.08	1.21	0.38
(1) Includes awards granted in connection with 1.75 million premium-priced stock options and 0.3 million time-vested restricted shares granted in November 2024.
23.    Retirement Plans

For purposes of providing employees with retirement benefits, the Company maintains defined contribution retirement plans. Contributions are based on the participants’ eligible compensation. For 2024, 2023 and 2022, the Company expensed $86 million, $77 million and $67 million, respectively, related to these retirement plans.
24.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of December 31, 2024, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

25.    Statutory Information

The Company’s insurance and reinsurance subsidiaries are subject to insurance and/or reinsurance laws and regulations in the jurisdictions in which they operate. These regulations include certain restrictions on the amount of dividends or other distributions available to shareholders without prior approval of the insurance regulatory authorities.
The actual and required statutory capital and surplus for the Company’s principal operating subsidiaries at December 31, 2024 and 2023:

	December 31,
	2024	2023
Actual capital and surplus (1):
Bermuda	$28,422	$24,120
Ireland	1,476	1,148
United States	7,547	6,897
United Kingdom	1,585	1,367
Canada	83	83
Australia	377	366

Required capital and surplus:
Bermuda	$8,344	$7,112
Ireland	1,142	942
United States	2,152	1,895
United Kingdom	1,302	1,192
Canada	57	53
Australia	143	179
(1)Such amounts include ownership interests in affiliated insurance and reinsurance subsidiaries.

ARCH CAPITAL	166	2024 FORM 10-K

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
The statutory net income (loss) for the Company’s principal operating subsidiaries for 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory net income (loss):
Bermuda	$4,750	$3,519	$1,730
Ireland	62	53	(53)
United States	918	592	220
United Kingdom	41	72	57
Canada	6	6	9
Australia	54	68	39
Bermuda
The Company’s Bermuda insurance and reinsurance subsidiaries are subject to the Bermuda Insurance Act 1978 and related regulations, each as amended (the “Insurance Act”). Arch Re Bermuda, the Company’s principal reinsurance and insurance subsidiary, is dual licensed as a Class 4 general business insurer and a Class C long-term insurer while Arch Group Reinsurance Ltd. (“AGRL”) is registered as a Class 3A general insurer and provides affiliated quota share reinsurance covering certain U.S. business. The Insurance Act requires that both entities maintain minimum statutory capital and surplus equal to the greater of a minimum solvency margin and the enhanced capital requirement (“ECR”) as determined by the Bermuda Monetary Authority (“BMA”). The ECR is calculated based on the Bermuda Solvency Capital Requirement model, a risk-based model that takes into account the risk characteristics of different aspects of the company’s business. At December 31, 2024 and 2023, the actual and required capital and surplus were based on the economic balance sheet requirements.
Under the Insurance Act, Arch Re Bermuda and AGRL are restricted with respect to the payment of dividends. Each entity is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the BMA an affidavit stating that it will continue to meet the required margins following the declaration of those dividends. Accordingly, Arch Re Bermuda can pay approximately $5.5 billion to Arch Capital during 2025 without providing an affidavit to the BMA. Dividends or distributions, if any, made by AGRL would result in an increase in available capital at Arch-U.S.
Ireland
The Company has three Irish subsidiaries: Arch Re Europe, an authorized life and non-life reinsurer, Arch Insurance (EU), an authorized non-life insurer and Arch Underwriting Europe, a registered insurance and reinsurance intermediary. Irish authorized reinsurers and insurers, such as Arch Re Europe, Arch Insurance (EU) and Irish intermediaries, and Arch Underwriters Europe, are subject to the general body of Irish laws and regulations including the provisions of the Companies Act 2014. As part of the Company’s Brexit plan, Arch Insurance (EU) received approval from the Central Bank of Ireland (“CBI”) to expand the nature of its business in 2019 and commenced writing insurance lines in the European Economic Area in 2020, and the Part VII Transfer was completed at the end of December 2020. Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe are subject to the supervision of the CBI and must comply with Irish insurance acts and regulations as well as with directions and guidance issued by the CBI. Arch Re Europe and Arch Insurance (EU) are required to maintain a minimum level of capital. At December 31, 2024 and 2023, these requirements were met.

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

ARCH CAPITAL	167	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
shareholders without prior approval of the insurance regulatory authorities.

Dividends or distributions, if any, made by Arch Re U.S. would result in an increase in available capital at Arch-U.S., the Company’s U.S. holding company. Arch Re U.S. can declare a maximum of approximately $339 million of dividends during 2025 subject to the approval of the Commissioner of the Delaware Department of Insurance.
AMIC and UGRIC are approved as eligible mortgage insurers by Fannie Mae and Freddie Mac, subject to their comprehensive requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The GSEs amend the PMIERs from time to time at their discretion and most recently issued PMIERs Guidance 2024-01 on August 21, 2024 (effective March 31, 2025 with a corresponding transition schedule through September 30, 2026), to incorporate new deductions to the definition of “available assets” for investment risk. Further, the amount of assets required to satisfy the revised financial requirements of the PMIERs may be affected by many factors, including macro-economic conditions, the size and composition of our mortgage insurance portfolio, and the amount of risk ceded to reinsurers that may be deducted in our calculation of “minimum required assets.”
The Company’s U.S. mortgage insurance subsidiaries are also subject to regulation by their respective domiciliary and primary regulators, which include the Wisconsin Office of the Commissioner of Insurance (“Wisconsin OCI”) and the North Carolina Department of Insurance (“NC DOI”), as well as the state insurance departments in each state in which they are licensed. As mandated by state insurance laws, mortgage insurers are generally mono-line companies. Each company is subject to the statutory requirements of their domiciliary regulator as to payment of dividends and return of capital; the GSEs may also impart limitations on dividends with respect to the Company’s eligible mortgage insurers, such as if available assets fall below the required minimum assets. Under respective state law, the Company’s U.S. mortgage subsidiaries can declare a maximum of approximately $237 million of ordinary dividends in 2025, however, dividend capacity is limited by the respective companies unassigned surplus amounts. Such dividends would increase the available capital at Arch U.S. MI Holdings Inc., a subsidiary of Arch-U.S.
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
United Kingdom
The Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”) regulate insurance and reinsurance companies and the FCA regulates firms carrying on insurance mediation activities operating in the U.K., both under the Financial Services and Markets Act 2000. In May 2004, Arch Insurance (U.K.) was granted the relevant permissions for the classes of insurance business which it underwrites in the U.K. AMAL currently manages our Lloyd’s Syndicates pursuant to its authorizations by the U.K. regulators and Lloyd’s. All U.K. companies are also subject to a range of statutory provisions, including the laws and regulations of the Companies Act 2006 (as amended) (the “U.K. Companies Act”).
Arch Insurance (U.K.) and AMAL must maintain a margin of solvency at all times under the Solvency II Directive from the European Insurance and Occupational Pensions Authority. The regulations stipulate that insurers are required to maintain the minimum capital requirement and solvency capital requirement at all times. At December 31, 2024 and 2023, these requirements were met.
As corporate members of Lloyd’s, AMAL (as managing agent of the Company’s Lloyd’s Syndicates) and each syndicate’s respective corporate members are subject to the oversight of the Council of Lloyd’s. The capital required to support a Syndicate’s underwriting capacity, or funds at Lloyd’s, is assessed annually and is determined by Lloyd’s in accordance with the capital adequacy rules established by the PRA. The Company has provided capital to support the underwriting of our Lloyd’s Syndicates in the form of pledged assets and letters of credit provided by Arch Re Bermuda. The amount which the Company provides as funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Lloyd’s is supervised by the PRA and required to implement certain rules prescribed by the PRA under the Lloyd’s Act of 1982 regarding the operation

ARCH CAPITAL	168	2024 FORM 10-K

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
Australia
The Australian Prudential Regulation Authority (“APRA”) is an independent statutory authority responsible for prudential supervision of institutions across banking, insurance and superannuation and promotes financial stability in Australia. Arch Indemnity has been authorized to conduct monoline lenders’ mortgage insurance business in Australia since June 2002 and was acquired by Arch Capital on August 30, 2021 and since that date is the primary provider of lenders’ mortgage insurance for the group. Arch Indemnity has also been licensed by the Australian Securities and Investments Commission (“ASIC”) since March 2011 to engage in credit activities in Australia. Arch LMI Pty Ltd. (“Arch LMI”) was formerly authorized by APRA in January 2019 to conduct monoline lenders’ mortgage insurance business in Australia; however, in December 2022, we converted Arch LMI to a services company for our Australian lenders mortgage insurance operations and the company relinquished its APRA authorization. Major regulatory requirements that are applicable to Arch Indemnity in general as an insurance provider and financial institution in Australia include requirements and compliance with minimum capital levels; risk management strategy; corporate governance standards, privacy legislation on the collection, use and storage of personal information; cyber security obligations imposed by APRA and ASIC; modern slavery legislation; anti-money laundering and counter-terrorism legislation. At December 31, 2024 and 2023, these requirements were met.
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

ARCH CAPITAL	169	2024 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
26.    Subsequent Events

California Wildfires
The Company estimates that its 2025 first quarter results will be negatively impacted by the California wildfires, which occurred in January 2025. The Company currently estimates that the losses will be in a range of $450 million to $550 million, net of reinsurance and reinstatement premiums. This pre-tax preliminary loss estimate is based on industry insured losses ranging from $35 billion to $45 billion. The Company’s preliminary estimate is based on currently available information derived from modeling techniques, industry assessments of exposure, preliminary claims information obtained from the Company’s clients and brokers to date and a review of in-force contracts. The Company’s actual losses from this event may vary materially from the estimates due to the inherent uncertainties in making such determinations.

Share Repurchases
From January 1 to February 27, 2025, the Company repurchased approximately 2.0 million common shares for an aggregate purchase price of $180 million. At February 27, 2025, approximately $817 million of repurchases were available under the Company’s share repurchase program.

ARCH CAPITAL	170	2024 FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as of December 31, 2024, for the purposes set forth in the applicable rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are the controls and other procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework (2013).
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
On August 1, 2024, we completed the MCE Acquisition, and we are currently integrating the MCE Acquisition into our internal control system. Consistent with guidance issued by the SEC, we exclude the MCE Acquisition from our evaluation of the effectiveness of the Company’s disclosure controls and procedures described above and our assessment of internal control over financial reporting as of December 31, 2024. The MCE Acquisition represents 1.6% of total assets, and 3.5% of total revenues as of December 31, 2024.
Based on our assessment, management determined that, as of December 31, 2024, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8.
Changes in Internal Control Over Financial Reporting
Other than the item noted above, there have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ARCH CAPITAL	171	2024 FORM 10-K

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information to be included in our definitive proxy statement (“Proxy Statement”) for our annual meeting of shareholders to be held in 2025, which we intend to file with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s fiscal year which ended on December 31, 2024. Copies of our code of ethics applicable to our chief executive officer, chief financial officer and principal accounting officer or controller are available free of charge to investors upon written request addressed to the attention of Arch Capital’s corporate secretary, Waterloo House, 100 Pitts Bay Road, Pembroke HM 08, Bermuda. In addition, our code of ethics and certain other basic corporate documents, including the charters of our audit committee, compensation committee and nominating committee are posted on our website located at www.archgroup.com.
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
We have adopted an insider trading policy that establishes the procedures directors, officers and employees of the Company must follow to comply with U.S. regulations on disclosure and insider trading. It is also the policy of the Company to comply with all applicable securities laws when transacting in its own securities. A copy of the Company’s insider trading policy is included as Exhibit 19.1 in this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC no later than 120 days after the end of the Company’s fiscal year ended on December 31, 2024, which Proxy Statement is incorporated by reference.

ARCH CAPITAL	172	2024 FORM 10-K

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than the information set forth below, the information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC no later than 120 days after the end of the Company’s fiscal year ended on December 31, 2024, which Proxy Statement is incorporated by reference.
The following information is as of December 31, 2024:

	Column A	Column B	Column C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options(1), Warrants and Rights	Weighted-Average Exercise Price of Outstanding Stock Options(1), Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders	12.8	$48.54	12.5
Equity compensation plans not approved by security holders	—	—	—
Total	12.8	$48.54	12.5	(2)
________________________
(1)    Includes all vested and unvested stock options outstanding of 12.5 million and restricted stock and performance units outstanding of 0.3 million. The weighted average exercise price does not take into account restricted stock units. In addition, the weighted average remaining contractual life of the Company's outstanding exercisable stock options and SARs at December 31, 2024 was 4.7 years.
(2)    Includes 3.1 million common shares remaining available for future issuance under our Employee Share Purchase Plan and 9.4 million common shares remaining available for future issuance under our equity compensation plans. Shares available for future issuance under our equity compensation plans may be issued in the form of stock options, SARs, restricted shares, restricted share units payable in common shares or cash, share awards in lieu of cash awards, dividend equivalents, performance shares and performance units and other share-based awards. In addition, 7.4 million common shares, or 59.2% of the 12.5 million common shares remaining available for future issuance may be issued in connection with full value awards (i.e., awards other than stock options or SARs).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC no later than 120 days after the end of the Company’s fiscal year ended on December 31, 2024, which Proxy Statement is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information to be included in our Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC no later than 120 days after the end of the Company’s fiscal year ended on December 31, 2024, which Proxy Statement is incorporated by reference.

ARCH CAPITAL	173	2024 FORM 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules and Exhibits.

1. Financial Statements
Included in Part II – see Item 8 of this report.

2. Financial Statement Schedules

Page No.

II. Condensed Financial Information of Registrant
As of December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023 and 2022	180
III. Supplementary Insurance Information
For the years ended December 31, 2024, 2023 and 2022	183

IV. Reinsurance
For the years ended December 31, 2024, 2023 and 2022	184

VI. Supplementary Information for Property and Casualty Insurance Underwriters
For the years ended December 31, 2024, 2023 and 2022	185
Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided in Item 8 of this report.

ARCH CAPITAL	174	2024 FORM 10-K

3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Memorandum of Association of ACGL	S-4	3.1	September 8, 2000
3.2	Bye-Laws of ACGL	10-Q	3	August 5, 2016
3.3	ACGL Certificate of Deposit of Memorandum of Increase of Share Capital	10-K	3.3	February 28, 2011
4.1	Indenture, dated as of May 4, 2004, between ACGL, as issuer, and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank) (“JPMCB”), as trustee	8-K	99.2	May 7, 2004
4.2	First Supplemental Indenture, dated as of May 4, 2004, between ACGL, as issuer, and JPMCB, as trustee	8-K	99.3	May 7, 2004
4.3	Second Supplemental Indenture, dated as of June 30, 2020, by and between Arch Capital Group Ltd. and The Bank of New York Mellon (including the form of Global Notes for the Notes).	8-K	4.2	June 30, 2020
4.4.1	Indenture, dated as of December 13, 2013, among Arch Capital Group (U.S.) Inc. (“Arch U.S.”), as issuer, ACGL, as guarantor, and The Bank of New York Mellon (“BNYM”), as trustee	8-K	4.1	December 13, 2013
4.4.2	First Supplemental Indenture, dated as of December 13, 2013, among Arch U.S., as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.2	December 13, 2013
4.4.3	Second Supplemental Indenture, dated as of May 10, 2018, among Arch Capital Finance LLC, as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.1	May 15, 2018
4.5.1	Deposit Agreement, dated August 17, 2017, between ACGL, as issuer, and AST, as depositary, registrar and transfer agent and as dividend disbursing agent and redemption agent, and the holders from time to time of the depositary receipts	8-K	4.3	August 17, 2017
4.5.2	Deposit Agreement, dated June 11, 2021, between ACGL, as issuer, and AST, as depositary, registrar and transfer agent and as dividend disbursing agent and redemption agent, and the holders from time to time of the depositary receipts	8-K	4.3	June 11, 2021
4.6.1	Form of Depositary Receipt, dated August 17, 2017	8-K	4.4	August 17, 2017
4.6.2	Form of Depositary Receipt, dated June 11, 2021	8-K	4.4	June 11, 2021
4.7.1	Indenture, dated as of December 8, 2016, among Arch Capital Finance LLC, as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.1	December 9, 2016
4.7.2	First Supplemental Indenture, dated as of December 8, 2016, among Arch Capital Finance LLC, as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.2	December 9, 2016
4.8.1	Certificate of Designations of Series F Non-Cumulative Preferred Shares	8-K	4.1	August 17, 2017
4.8.2	Certificate of Designations of Series G Non-Cumulative Preferred Shares	8-K	4.1	June 11, 2021
4.8.3	Specimen Common Share Certificate	10-K	4.1	April 2, 2001
4.8.4	Specimen Series F Non-Cumulative Preferred Share Certificate	8-K	4.2	August 17, 2017
4.8.5	Specimen Series G Non-Cumulative Preferred Share Certificate	8-K	4.2	June 11, 2021
4.9	Description of Securities	10-K	4.8	February 25, 2022
10.1.1	Third Amended and Restated ACGL Incentive Compensation Plan†	10-Q	10.7	August 5, 2016
10.1.2	First Amendment to Third Amended and Restated ACGL Incentive Compensation Plan†	10-Q	10.1	May 5, 2017
10.1.3	Second Amendment to Third Amended and Restated ACGL Incentive Compensation Plan†	10-K	10.2.3	February 25, 2022
10.1.4	Third Amendment to Third Amended and Restated ACGL Incentive Compensation Plan†	10-Q	10.1	May 4, 2023
10.2.1	ACGL 2015 Long Term Incentive and Share Award Plan†	DEF 14A		March 26, 2015
10.2.2	ACGL 2018 Long Term Incentive and Share Award Plan†	DEF 14A		March 28, 2018
10.2.3	ACGL Amended and Restated 2007 Employee Share Purchase Plan†	DEF 14A		March 23, 2023
10.2.4	ACGL 2022 Long Term Incentive and Share Award Plan†	8-K	10.1	May 4, 2022
10.3.1	Form of Restricted Share Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries†	10-Q	10.3	August 8, 2018
10.3.2	Form of Restricted Share Agreement between ACGL and each of the Non-Employee Directors of ACGL†	10-Q	10.6	August 8, 2018
10.3.3	Form of Performance Restricted Share Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries†	10-Q	10.5	August 8, 2018
10.3.4	Form of Non-Qualified Stock Option Agreement, dated as of May 13, 2015, between ACGL and each of Marc Grandisson†	10-Q	10.3	August 7, 2015

ARCH CAPITAL	175	2024 FORM 10-K

10.3.5	Form of Non-Qualified Stock Option Agreement, dated as of May 13, 2016, between ACGL and each of Marc Grandisson, Nicolas Papadopoulo, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.3	August 5, 2016
10.3.6	Form of Non-Qualified Stock Option Agreement, dated as of May 8, 2017, between ACGL and each of Marc Grandisson, Nicolas Papadopoulo, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.5	August 4, 2017
10.3.7	Non-Qualified Stock Option Agreement, dated as of September 19, 2017, between ACGL and Maamoun Rajeh†	10-K	10.5.6	February 28, 2018
10.3.8	Non-Qualified Stock Option Agreement, dated as of September 19, 2017, between ACGL and Nicolas Papadopoulo†	10-K	10.5.7	February 28, 2018
10.3.9	Form of Non-Qualified Stock Option Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries†	10-Q	10.4	August 8, 2018
10.3.10	Non-Qualified Stock Option Agreement, dated as of April 9, 2018, between ACGL and Marc Grandisson†	10-Q	10.5	May 9, 2018
10.4.1	Employment Agreement, dated as of October 27, 2008, between ACGL and John D. Vollaro†	8-K	10.1	October 28, 2008
10.4.2	Amendment to Employment Agreement, dated February 27, 2015, between ACGL and John D. Vollaro†	10-Q	10.1	May 8, 2015
10.4.3	Second Amendment to Employment Agreement, dated as of January 1, 2018, between ACGL and John D. Vollaro†	10-Q	10.1	May 9, 2018
10.5	Employment Agreement, dated as of September 19, 2017 between ACGL and Maamoun Rajeh†	10-Q	10.26	November 3, 2017
10.6	Employment Agreement, dated as of September 19, 2017 between ACGL and Nicholas Papadopoulo†	10-Q	10.27	November 3, 2017
10.7	Employment Agreement, dated as of May 25, 2018, between ACGL and François Morin†	8-K/A	10.1	July 26, 2018
10.8	Employment Agreement, dated as of April 9, 2018, between ACGL and Marc Grandisson†	8-K/A	10.1	April 11, 2018
10.9	Employment Agreement, dated as of November 13, 2018, between Arch Capital Services Inc. and Louis Petrillo†	10-K	10.16	February 28, 2019
10.10	Employment Agreement dated as of October 1,2019 between Arch Capital Group Ltd. and David Gansberg †	10-K	10.16	February 28, 2020
10.11	Employment Agreement dated as of May 7, 2021 between Arch Capital Group Ltd. and Christine Todd †	10-Q	10.1	August 5, 2021
10.12	Arch U.S. Executive Supplemental Non-Qualified Savings and Retirement Plan†	10-K	10.24	March 2, 2009
10.13.1	Third Amended and Restated Credit Agreement, dated as of December 17, 2019, by and among ACGL, certain of its subsidiaries as subsidiary borrowers, Bank of America, N.A., as Administrative Agent, Fronting Bank and L/C Administrator, and the lenders party thereto	8-K	10.1	December 18, 2019
10.13.2	First Amendment to Third Amended and Restated Credit Agreement, dated as of August 12, 2020 by and among Arch Capital Group Ltd., the other Loan Parties party hereto, the Lenders party hereto, and Bank of America, N.A., as Administrative Agent.	10-Q	10.1	November 4, 2021
10.13.3	The LIBOR Transition Amendment to the Third Amended and Restated Credit Agreement, dated as of September 29, 2021.	10-Q	10.2	November 4, 2021
10.13.4	Second Amendment to Third Amended and Restated Credit Agreement, effective as of April 7, 2022, by and among Arch Capital Group Ltd., certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, and the lenders party thereto	8-K	10.1	April 12, 2022
10.13.5	Fourth Amended and Restated Credit Agreement, dated as of August 23, 2023, by and among Arch Capital Group Ltd., certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, and the lenders party thereto(1)	10-Q	10.1	November 9, 2023
10.14	Letter of Credit Facility Agreement, dated as of September 27, 2023, by and between Arch Reinsurance Ltd., as the borrower and Lloyds Bank Corporate Markets plc, as the L/C Issuer	8-K	10.1	October 2, 2023
10.15	Amendment No. 3 and Joinder to Letter of Credit Facility Agreement, dated as of October 25, 2023, by and between Arch Reinsurance Ltd., as the borrower and Lloyds Bank Corporate Markets plc, as the Administrative Agent and L/C Agent.	8-K	10.1	October 30, 2023
10.16.1	Master Transaction Agreement, dated as of April 5, 2024, by and between Allianz Global Risks US Insurance Company and Arch Capital Group Ltd.	8-K	10.1	April 5, 2024
10.16.2	Amendment No. 1 to Master Transaction Agreement, dated as of August 1, 2024, by and among Arch Capital Group Ltd., Allianz Global Risks US Insurance.	8-K	2.2	August 1, 2024
10.17	Amendment to Employment Agreement, dated as of October 13, 2024, between ACGL and Nicolas Papadopoulo †	10-Q	10.2	November 7, 2024
10.18	Amendment No. 4 to Letter of Credit Facility Agreement dated as of October 30, 2024 by and between Arch Reinsurance Ltd., as the borrower and Lloyds Bank.	8-K	10.1	November 4, 2024

ARCH CAPITAL	176	2024 FORM 10-K

10.19	Amendment to Employment Agreement, dated as of November 7, 2024, between Arch U.S. MI Services Inc. and David Gansberg †	8-K	10.1	November 8, 2024
10.20	Amendment to Employment Agreement, dated as of November 7, 2024, between Arch Capital Group Ltd. and Maamoun Rajeh †	8-K	10.2	November 8, 2024
10.21	Form of Non-Qualified Stock Option Outperformance Award Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries†				X
10.22	Form of Restricted Share Outperformance Award Agreement between ACGL and each of Nicolas Papadopoulo, Maamoun Rajeh and David Gansberg†				X
10.23	Form of Restricted Share Outperformance Award Agreement between ACGL and each of François Morin, Christine Todd and certain other Executive Officers of ACGL†				X
10.24	Second Amendment to Employment Agreement, dated as of December 11, 2024, between Arch Capital Group (U.S.) Inc. and David Gansberg†				X
19.1	Policy Statement on Insider Trading and Confidential Information				X
21	Subsidiaries of Registrant				X
23	Consent of PricewaterhouseCoopers LLP				X
24	Power of Attorney				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Policy relating to recovery of erroneously awarded compensation, as required by Nasdaq listing standards adopted pursuant to 17 CFR 240.10D.	10-K	97.1	February 23, 2024
101
The following financial information from ACGL’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL: (i) Consolidated Balance Sheets at December 31, 2024 and 2023; (ii) Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements
X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†    Management contract or compensatory plan or arrangement.

ARCH CAPITAL	177	2024 FORM 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCH CAPITAL GROUP LTD. (Registrant)
By:	/s/ Nicolas Papadopoulo
	Name:	Nicolas Papadopoulo
	Title:	Chief Executive Officer (Principal Executive Officer)
February 27, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nicolas Papadopoulo
Nicolas Papadopoulo	Chief Executive Officer (Principal Executive Officer)	February 27, 2025

/s/ François Morin
François Morin	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Treasurer	February 27, 2025

*
John M. Pasquesi	Chair of the Board	February 27, 2025

*
John L. Bunce, Jr.	Director	February 27, 2025

*
Francis Ebong	Director	February 27, 2025

*
Laurie S. Goodman	Director	February 27, 2025

*
Daniel J. Houston	Director	February 27, 2025

ARCH CAPITAL	178	2024 FORM 10-K

Name	Title	Date

*
Moira Kilcoyne	Director	February 27, 2025

*
Eileen Mallesch	Director	February 27, 2025

*
Alexander Moczarski	Director	February 27, 2025

*
Brian S. Posner	Director	February 27, 2025

*
Eugene S. Sunshine	Director	February 27, 2025

*
Neal Triplett	Director	February 27, 2025

*
John D. Vollaro	Director	February 27, 2025

___________________
*    By François Morin, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 to this report.

/s/ François Morin
Name:	François Morin Attorney-in-Fact

ARCH CAPITAL	179	2024 FORM 10-K

SCHEDULE II

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(U.S. dollars in millions)

Balance Sheet
(Parent Company Only)

	December 31,
	2024	2023
Assets
Total investments	$43	$17
Cash	13	9
Investments in subsidiaries	22,035	19,590
Investment in operating affiliates	3	4
Due from subsidiaries and affiliates	6	—
Other assets	66	58
Total assets	$22,166	$19,678

Liabilities
Senior notes	$1,287	$1,287
Due to subsidiaries and affiliates	11	—
Other liabilities	48	38
Total liabilities	1,346	1,325

Shareholders' Equity
Non-cumulative preferred shares	830	830
Common shares ($0.0011 par, shares issued: 595.6 and 591.9)	1	1
Additional paid-in capital	2,510	2,327
Retained earnings	22,686	20,295
Accumulated other comprehensive income (loss), net of deferred income tax	(720)	(676)
Common shares held in treasury, at cost (shares: 219.2 and 218.5)	(4,487)	(4,424)
Total shareholders' equity	$20,820	$18,353
Total liabilities and shareholders' equity	$22,166	$19,678

The financial information for the parent company (Arch Capital Group Ltd.) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

ARCH CAPITAL	180	2024 FORM 10-K

SCHEDULE II
(continued)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(U.S. dollars in millions)

Statement of Income
(Parent Company Only)

	Year Ended
	December 31,
	2024	2023	2022

Revenues
Net investment income	$5	$2	$2
Net realized gains (losses)	(4)	—	—
Total revenues	1	2	2

Expenses
Corporate expenses	116	93	86
Interest expense	59	59	59
Total expenses	175	152	145

Income (loss) before income taxes and income (loss) from operating affiliates	(174)	(150)	(143)
Income tax (expense) benefit	—	41	—
Income (loss) from operating affiliates	(1)	(1)	(1)
Income (loss) before equity in net income of subsidiaries	(175)	(110)	(144)
Equity in net income of subsidiaries	4,487	4,553	1,593
Net income available to Arch	4,312	4,443	1,449
Preferred dividends	(40)	(40)	(40)
Net income available to Arch common shareholders	$4,272	$4,403	$1,409

The financial information for the parent company (Arch Capital Group Ltd.) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

ARCH CAPITAL	181	2024 FORM 10-K

SCHEDULE II
(continued)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(U.S. dollars in millions)

Statement of Cash Flows
(Parent Company Only)

	Year Ended
	December 31,
	2024	2023	2022

Operating Activities:
Net Cash Provided By Operating Activities	$2,398	$46	$621

Investing Activities:
Net (purchases) sales of short-term investments	(26)	(8)	(5)
Acquisitions, net of cash	(450)	—	—
Other	5	1	(1)
Net Cash Used For Investing Activities	(471)	(7)	(6)

Financing Activities:
Purchases of common shares under share repurchase program	(24)	—	(586)
Proceeds from common shares issued, net	7	(2)	6
Common dividends paid	(1,866)	—	—
Preferred dividends paid	(40)	(40)	(40)
Net Cash Used For Financing Activities	(1,923)	(42)	(620)

Increase (decrease) in cash and restricted cash	4	(3)	(5)
Cash and restricted cash, beginning of year	9	12	17
Cash and restricted cash, end of period	$13	$9	$12

The financial information for the parent company (Arch Capital Group Ltd.) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

ARCH CAPITAL	182	2024 FORM 10-K

SCHEDULE III

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(U.S. dollars in millions)

	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Net Losses and Loss Adjustment Expenses Incurred	Amortization of Deferred Acquisition Costs	Other Operating Expenses (2)	Net Premiums Written
December 31, 2024
Insurance	$696	$16,277	$4,857	$6,627	NM	$4,070	$1,217	$995	$6,874
Reinsurance	981	12,567	4,891	7,242	NM	4,327	1,432	270	7,746
Mortgage	57	525	470	1,231	NM	(55)	2	207	1,112
Total	$1,734	$29,369	$10,218	$15,100	NM	$8,342	$2,651	$1,472	$15,732
December 31, 2023
Insurance	$566	$12,250	$3,917	$5,446	NM	$3,122	$1,055	$819	$5,862
Reinsurance	901	9,924	4,254	5,836	NM	3,227	1,240	288	6,554
Mortgage	64	578	637	1,158	NM	(103)	17	194	1,052
Total	$1,531	$22,752	$8,808	$12,440	NM	$6,246	$2,312	$1,301	$13,468
December 31, 2022
Insurance	$301	$11,017	$3,382	$4,560	NM	$2,784	$887	$665	$5,021
Reinsurance	992	8,306	3,206	3,959	NM	2,568	813	268	4,924
Mortgage	(30)	709	749	1,160	NM	(324)	40	195	1,133
Total	$1,263	$20,032	$7,337	$9,679	NM	$5,028	$1,740	$1,128	$11,078
(1)    The Company does not manage its assets by segment and, accordingly, net investment income is not allocated to each underwriting segment.
(2)    Certain other operating expenses relate to the Company’s corporate items. Such amounts are not reflected in the table above. See note 4, “Segment Information,” to our consolidated financial statements in Item 8 for information.

ARCH CAPITAL	183	2024 FORM 10-K

SCHEDULE IV
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
REINSURANCE
(U.S. dollars in millions)

	Gross Amount	Ceded to Other Companies (1)	Assumed From Other Companies (1)	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2024
Premiums Written:
Insurance	$7,970	$(2,179)	$1,083	$6,874	15.8%
Reinsurance	956	(3,366)	10,156	7,746	131.1%
Mortgage	1,130	(239)	221	1,112	19.9%
Total	$10,056	$(5,779)	$11,455	$15,732	72.8%
Year Ended December 31, 2023
Premiums Written:
Insurance	$7,865	$(2,049)	$46	$5,862	0.8%
Reinsurance	626	(2,559)	8,487	6,554	129.5%
Mortgage	1,161	(335)	226	1,052	21.5%
Total	$9,652	$(4,935)	$8,751	$13,468	65.0%
Year Ended December 31, 2022
Premiums Written:
Insurance	$6,889	$(1,910)	$42	$5,021	0.8%
Reinsurance	397	(2,024)	6,553	4,924	133.1%
Mortgage	1,256	(322)	199	1,133	17.6%
Total	$8,542	$(4,249)	$6,785	$11,078	61.2%
(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions and are included in the gross premiums written of each segment. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL	184	2024 FORM 10-K

SCHEDULE VI
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
(U.S. dollars in millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
Affiliation with Registrant	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Discount, if any, deducted in Column C	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Adjustment Expenses Incurred Related to		Amortization of Deferred Acquisition Costs	Net Paid Losses and Loss Adjustment Expenses	Net Premiums Written
							(a) Current Year	(b) Prior Years
Consolidated Subsidiaries
2024	$1,734	$29,369	$68	$10,218	$15,100	$1,495	$8,849	$(507)	$2,651	$5,073	$15,732
2023	1,531	22,752	66	8,808	12,440	1,023	6,784	(538)	2,312	4,093	13,468
2022	1,263	20,032	61	7,337	9,679	496	5,797	(769)	1,740	3,141	11,078

ITEM 16.     FORM 10-K SUMMARY

Not applicable.

ARCH CAPITAL	185	2024 FORM 10-K