Form 10-Q
period 2025-03-31
ARCH CAPITAL GROUP LTD.
filed 2025-05-07
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16209

ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda				98-0374481
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road,	Pembroke	HM 08,	Bermuda	(441)	278-9250
(Address of principal executive offices)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common shares, $0.0011 par value per share	ACGL	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 5.45% Series F preferred share	ACGLO	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 4.55% Series G preferred share	ACGLN	NASDAQ	Stock Market
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 2, 2025, there were 374,754,525 common shares, $0.0011 par value per share, of the registrant outstanding.

ARCH CAPITAL GROUP LTD.

ARCH CAPITAL	1	2025 FIRST QUARTER FORM 10-Q

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
•availability to us of reinsurance to manage our net exposure and the cost of such reinsurance;
•the failure of reinsurers, managing general agents, third party administrators or others to meet their obligations to us;

ARCH CAPITAL	2	2025 FIRST QUARTER FORM 10-Q

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
•statutory or regulatory developments, including as to tax matters and insurance and other regulatory matters such as the adoption of legislation that affects Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers and/or changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers, including the implementation of the Organization for Economic Cooperation and Development (“OECD”) Pillar I and Pillar II initiatives and the enactment of Bermuda corporate income tax; and
•the other matters set forth under Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of our Annual Report on Form 10-K for the year ended December 31, 2024, as well as the other factors set forth in our other documents on file with the SEC, and management’s response to any of the aforementioned factors.

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

ARCH CAPITAL	3	2025 FIRST QUARTER FORM 10-Q

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCH CAPITAL	4	2025 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars and shares in millions)

	(Unaudited)
	March 31, 2025	December 31, 2024
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $29,041 and $27,570; net of allowance for credit losses: $21 and $22)	$28,798	$27,035
Short-term investments available for sale, at fair value (amortized cost: $2,476 and $2,784; net of allowance for credit losses: $0 and $0)	2,477	2,784
Equity securities, at fair value	1,618	1,675
Other investments, at fair value	2,888	3,066
Investments accounted for using the equity method	6,340	5,980
Total investments	42,121	40,540

Cash	1,187	979
Accrued investment income	267	298
Investment in operating affiliates	1,305	1,240
Premiums receivable (net of allowance for credit losses: $43 and $45)	6,607	5,634
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (net of allowance for credit losses: $17 and $17)	8,969	8,260
Contractholder receivables (net of allowance for credit losses: $6 and $5)	2,212	2,161
Ceded unearned premiums	2,895	2,428
Deferred acquisition costs	1,785	1,734
Receivable for securities sold	324	50
Goodwill and intangible assets	1,308	1,351
Other assets	6,196	6,231
Total assets	$75,176	$70,906

Liabilities
Reserve for losses and loss adjustment expenses	$30,946	$29,369
Unearned premiums	11,090	10,218
Reinsurance balances payable	2,661	2,137
Contractholder payables	2,218	2,165
Collateral held for insured obligations	245	249
Senior notes	2,728	2,728
Payable for securities purchased	578	181
Other liabilities	3,165	3,039
Total liabilities	53,631	50,086

Commitments and contingencies (refer to Note 11)

Shareholders' Equity
Non-cumulative preferred shares	830	830
Common shares ($0.0011 par, shares issued: 597.4 and 595.6)	1	1
Additional paid-in capital	2,588	2,510
Retained earnings	23,250	22,686
Accumulated other comprehensive income (loss), net of deferred income tax	(408)	(720)
Common shares held in treasury, at cost (shares: 221.8 and 219.2)	(4,716)	(4,487)
Total shareholders' equity available to Arch	21,545	20,820
Total liabilities and shareholders' equity	$75,176	$70,906
See Notes to Consolidated Financial Statements

ARCH CAPITAL	5	2025 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars and shares in millions, except per share data)

	(Unaudited)
	Three Months Ended
	March 31,
	2025	2024
Revenues
Net premiums earned	$4,188	$3,422
Net investment income	378	327
Net realized gains (losses)	3	67
Other underwriting income	53	12
Equity in net income of investments accounted for using the equity method	53	99
Other income (loss)	(2)	14
Total revenues	4,673	3,941

Expenses
Losses and loss adjustment expenses	2,587	1,728
Acquisition expenses	764	607
Other operating expenses	473	363
Corporate expenses	60	53
Amortization of intangible assets	49	21
Interest expense	35	34
Net foreign exchange (gains) losses	27	(31)
Total expenses	3,995	2,775

Income (loss) before income taxes and income (loss) from operating affiliates	678	1,166
Income tax (expense) benefit	(121)	(101)
Income (loss) from operating affiliates	17	55
Net income (loss) available to Arch	574	1,120
Preferred dividends	(10)	(10)
Net income (loss) available to Arch common shareholders	$564	$1,110

Net income per common share and common share equivalent
Basic	$1.51	$2.99
Diluted	$1.48	$2.92

Weighted average common shares and common share equivalents outstanding
Basic	372.9	370.9
Diluted	381.9	380.5

See Notes to Consolidated Financial Statements

ARCH CAPITAL	6	2025 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	(Unaudited)
	Three Months Ended
	March 31,
	2025	2024
Comprehensive Income
Net income (loss)	$574	$1,120
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	234	(141)
Reclassification of net realized (gains) losses, included in net income (loss)	52	29
Foreign currency translation adjustments	26	(33)
Comprehensive income (loss) available to Arch	$886	$975
See Notes to Consolidated Financial Statements

ARCH CAPITAL	7	2025 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in millions)

	(Unaudited)
	Three Months Ended
	March 31,
	2025	2024
Non-cumulative preferred shares
Balance at beginning and end of period	$830	$830

Common shares
Balance at beginning and end of period	1	1

Additional paid-in capital
Balance at beginning of period	2,510	2,327
Amortization of share-based compensation	74	68
Other changes	4	6
Balance at end of period	2,588	2,401

Retained earnings
Balance at beginning of period	22,686	20,295
Net income (loss)	574	1,120
Preferred share dividends	(10)	(10)
Balance at end of period	23,250	21,405

Accumulated other comprehensive income (loss), net of deferred income tax
Balance at beginning of period	(720)	(676)
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of period	(507)	(565)
Unrealized holding gains (losses) during period, net of reclassification adjustment	286	(112)
Balance at end of period	(221)	(677)
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of period	(213)	(111)
Foreign currency translation adjustments	26	(33)
Balance at end of period	(187)	(144)
Balance at end of period	(408)	(821)

Common shares held in treasury, at cost
Balance at beginning of period	(4,487)	(4,424)
Shares repurchased for treasury	(229)	(37)
Balance at end of period	(4,716)	(4,461)

Total shareholders’ equity	$21,545	$19,355
See Notes to Consolidated Financial Statements

ARCH CAPITAL	8	2025 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	(Unaudited)
	Three Months Ended
	March 31,
	2025	2024
Operating Activities
Net income (loss)	$574	$1,120
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized (gains) losses	(6)	(52)
Equity in net (income) or loss of investments accounted for using the equity method and other income or loss	(12)	(112)
Amortization of intangible assets	49	21
Share-based compensation	74	68
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	826	660
Unearned premiums, net of ceded unearned premiums	327	663
Premiums receivable	(942)	(1,159)
Deferred acquisition costs	(14)	(82)
Reinsurance balances payable	504	521
Deferred income tax assets, net	29	24
Other items, net	49	(108)
Net cash provided by operating activities	1,458	1,564
Investing Activities
Purchases of fixed maturity investments	(9,418)	(8,325)
Purchases of equity securities	(808)	(509)
Purchases of other investments	(697)	(494)
Proceeds from sales of fixed maturity investments	7,301	7,529
Proceeds from sales of equity securities	820	65
Proceeds from sales, redemptions and maturities of other investments	660	116
Proceeds from redemptions and maturities of fixed maturity investments	758	363
Net settlements of derivative instruments	93	5
Net (purchases) sales of short-term investments	294	(90)
Purchases of fixed assets	(9)	(15)
Other	(2)	(54)
Net cash used for investing activities	(1,008)	(1,409)
Financing Activities
Purchases of common shares under share repurchase program	(196)	—
Proceeds from common shares issued, net	(28)	(32)
Common dividends paid	(5)	—
Preferred dividends paid	(10)	(10)
Other	(2)	—
Net cash used for financing activities	(241)	(42)
Effects of exchange rate changes on foreign currency cash and restricted cash	16	(11)
Increase (decrease) in cash and restricted cash	225	102
Cash and restricted cash, beginning of year	1,760	1,498
Cash and restricted cash, end of period	$1,985	$1,600
Income taxes paid (received)	18	(6)
Interest paid	—	—

See Notes to Consolidated Financial Statements

ARCH CAPITAL	9	2025 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation and Recent Accounting Pronouncements

General
Arch Capital Group Ltd. (“Arch Capital”) is a publicly listed Bermuda exempted company which provides insurance, reinsurance and mortgage insurance on a worldwide basis through its wholly-owned subsidiaries. As used herein, the “Company” and/or “Arch” means Arch Capital and its subsidiaries.
Basis of Presentation
The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normally recurring accruals) necessary for a fair statement of results on an interim basis. The results of any interim period are not necessarily indicative of the results for a full year or any future periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), including the Company’s audited consolidated financial statements and related notes.
The Company has reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on the Company’s net income, comprehensive income, shareholders’ equity or cash flows. All amounts are in millions, except per share amounts, unless otherwise noted.
Recent Accounting Pronouncements
For information regarding additional accounting standards that the Company has not yet adopted, see note 3(t), “Significant Accounting Policies—Recent Accounting Pronouncements,” of the notes to consolidated financial statements in the Company’s 2024 Form 10-K.
2.    Acquisition

On August 1, 2024, the Company completed the acquisition of the U.S MidCorp and Entertainment insurance business from Allianz (“MCE Acquisition”). This business is written by Fireman’s Fund Insurance Company, an affiliate of Allianz, and its subsidiaries (collectively, the “Business Entities”), in each case, relating to relevant policies with accident years 2016 and onwards (collectively, the “Business”), as well as certain assets of Allianz and its affiliates related to the Business. In connection with the acquisition of the Business, the Company also entered into certain reinsurance agreements relating to the Business and the Business Entities and other agreements providing for administration and other services for the Business Entities by the Company for the applicable policies being reinsured following the closing. The acquisition of the Business is an important part of the Company’s growth strategy, and provides a ballast to our existing insurance business. It further enhances the Company’s capabilities in the U.S. middle markets and represents an attractive way to enter a new niche entertainment insurance market.
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

ARCH CAPITAL	10	2025 FIRST QUARTER FORM 10-Q

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

	Total	Useful Life
Purchase price
Cash paid (a)	$450

Assets Acquired
Cash and investments, at fair value	$2,332
Premiums receivable, net of commissions	230
Intangible asset -- distribution relationships	220	10 years
Intangible asset -- value of business acquired	165	1-2 years
Intangible asset -- other (1)	178	5-7 years
Other assets acquired	167
Total assets acquired	$3,292

Liabilities Acquired
Reserves for losses and loss adjustment expenses	$2,418
Unearned premiums	636
Other liabilities acquired	34
Total liabilities acquired	3,088
Identifiable net assets acquired (b)	$204
Goodwill (a) - (b)	$246
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
Value of business acquired (“VOBA”)— which represents the present value of the expected underwriting profit within the unearned premium liability, less costs to service the related policies and a risk premium. The fair value of VOBA was determined after taking into consideration certain key assumptions, including the estimated cost of capital, investment yield, loss ratio and related expenses.
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
3.    Share Transactions

Share-Based Compensation
During the 2025 first quarter, the Company granted 0.4 million stock options, 0.5 million performance share awards and performance share units (“PSAs/PSUs”) and 0.7 million restricted shares and units to certain employees. The stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted average grant-date fair value of the stock options, PSAs/PSUs and restricted shares and units granted during the 2025 first quarter were $32.46, $93.26 and $91.87 per share, respectively. Such values are being amortized over the respective substantive vesting period, inclusive of retirement eligible features.
During the 2024 first quarter, the Company granted 0.4 million stock options, 0.5 million performance share awards and performance share units PSAs/PSUs and 0.7 million restricted shares and units to certain employees. The stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted average grant-date fair value of the stock options, PSAs/PSUs and restricted shares and units granted during the 2024 first

ARCH CAPITAL	11	2025 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
quarter were $30.73, $93.28 and $87.22 per share, respectively. Such values are being amortized over the respective substantive vesting period, inclusive of retirement eligible features.
Share Repurchases
The Board of Directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program, Arch Capital has repurchased 436.0 million common shares for an aggregate purchase price of $6.1 billion. For the three months ended March 31, 2025, Arch Capital repurchased 2.2 million shares under the share repurchase program with an aggregate purchase price of $196.4 million. Arch Capital did not repurchase any shares under the share repurchase program during the three months ended March 31, 2024. At March 31, 2025, $800.4 million of share repurchases were available under the program, which may be effected from time to time in open market or privately negotiated transactions. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

4.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net income (loss) available to Arch	$574	$1,120
Preferred dividends	(10)	(10)
Net income (loss) available to Arch common shareholders	$564	$1,110

Denominator:
Weighted average common shares and common share equivalents outstanding — basic	372.9	370.9
Effect of dilutive common share equivalents:
Nonvested restricted shares	2.1	2.3
Stock options (1)	6.9	7.3
Weighted average common shares and common share equivalents outstanding — diluted	381.9	380.5

Earnings per common share:
Basic	$1.51	$2.99
Diluted	$1.48	$2.92
(1)    Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2025 first quarter and 2024 first quarter, the number of stock options excluded were 2.3 million and 0.6 million, respectively.

ARCH CAPITAL	12	2025 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.    Segment Information

The Company’s insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company’s chief operating decision makers (“CODM”). The Chief Executive Officer and the Chief Financial Officer and Treasurer are the Company’s CODMs. CODMs do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for its three reportable segments based on underwriting income or loss. The Company does not manage its assets by segment, with the exception of goodwill and intangible assets, and accordingly, investment income is not allocated to each segment.
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

ARCH CAPITAL	13	2025 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders:

	Three Months Ended
	March 31, 2025
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$2,645	$3,494	$326	$6,463
Premiums ceded (1)	(712)	(1,178)	(60)	(1,948)
Net premiums written	1,933	2,316	266	4,515
Change in unearned premiums	(73)	(288)	34	(327)
Net premiums earned	1,860	2,028	300	4,188
Other underwriting income (loss) (2)	3	39	11	53
Losses and loss adjustment expenses	(1,228)	(1,356)	(3)	(2,587)
Acquisition expenses	(343)	(417)	(4)	(764)
Other operating expenses (3)	(294)	(127)	(52)	(473)
Underwriting income (loss)	$(2)	$167	$252	417

Net investment income				378
Net realized gains (losses)				3
Equity in net income of investments accounted for using the equity method				53
Other income (loss)				(2)
Corporate expenses (4)				(50)
Transaction costs and other (4)				(10)
Amortization of intangible assets				(49)
Interest expense				(35)
Net foreign exchange gains (losses)				(27)
Income (loss) before income taxes and income (loss) from operating affiliates				678
Income tax (expense) benefit				(121)
Income (loss) from operating affiliates				17
Net income (loss) available to Arch				574
Preferred dividends				(10)
Net income (loss) available to Arch common shareholders				$564

Underwriting Ratios
Loss ratio	66.0%	66.9%	1.1%	61.8%
Acquisition expense ratio	18.5%	20.6%	1.3%	18.3%
Other operating expense ratio (5)	15.6%	4.3%	13.7%	10.0%
Combined ratio	100.1%	91.8%	16.1%	90.1%

Goodwill and intangible assets	$878	$102	$328	$1,308
(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.
(2)    ‘Other underwriting income (loss)’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(3)    ‘Other operating expenses’ primarily include expenses that are related to compensation and employee benefits, information technology and professional fees.
(4)    Certain expenses have been excluded from ‘Corporate expenses’ and reflected in ‘Transaction costs and other.’
(5)    The ‘Other operating expense ratio’ for the 2025 period includes ‘Other underwriting income (loss).’

ARCH CAPITAL	14	2025 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	March 31, 2024
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$2,126	$3,467	$341	$5,933
Premiums ceded (1)	(584)	(1,201)	(64)	(1,848)
Net premiums written	1,542	2,266	277	4,085
Change in unearned premiums	(91)	(600)	28	(663)
Net premiums earned	1,451	1,666	305	3,422
Other underwriting income (loss)	—	2	10	12
Losses and loss adjustment expenses	(854)	(883)	9	(1,728)
Acquisition expenses	(276)	(331)	—	(607)
Other operating expenses (2)	(235)	(75)	(53)	(363)
Underwriting income (loss)	$86	$379	$271	736

Net investment income				327
Net realized gains (losses)				67
Equity in net income of investments accounted for using the equity method				99
Other income (loss)				14
Corporate expenses (3)				(46)
Transaction costs and other (3)				(7)
Amortization of intangible assets				(21)
Interest expense				(34)
Net foreign exchange gains (losses)				31
Income (loss) before income taxes and income (loss) from operating affiliates				1,166
Income tax (expense) benefit				(101)
Income (loss) from operating affiliates				55
Net income (loss) available to Arch				1,120
Preferred dividends				(10)
Net income (loss) available to Arch common shareholders				$1,110

Underwriting Ratios
Loss ratio	58.9%	53.0%	(3.0)%	50.5%
Acquisition expense ratio	19.0%	19.9%	—%	17.7%
Other operating expense ratio	16.2%	4.5%	17.5%	10.6%
Combined ratio	94.1%	77.4%	14.5%	78.8%

Goodwill and intangible assets	$293	$121	$364	$778

(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.
(2)    ‘Other operating expenses’ primarily include expenses that are related to compensation and employee benefits, information technology and professional fees.
(3)    Certain expenses have been excluded from ‘Corporate expenses’ and reflected in ‘Transaction costs and other.’

ARCH CAPITAL	15	2025 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Three Months Ended
	March 31,
	2025	2024
Reserve for losses and loss adjustment expenses at beginning of period	$29,369	$22,752
Unpaid losses and loss adjustment expenses recoverable	7,821	6,690
Net reserve for losses and loss adjustment expenses at beginning of period	21,548	16,062

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	2,784	1,852
Prior years	(197)	(124)
Total net incurred losses and loss adjustment expenses	2,587	1,728

Net foreign exchange (gains) losses and other	193	(84)

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(441)	(92)
Prior years	(1,320)	(978)
Total net paid losses and loss adjustment expenses	(1,761)	(1,070)

Net reserve for losses and loss adjustment expenses at end of period	22,567	16,636
Unpaid losses and loss adjustment expenses recoverable	8,379	7,069
Reserve for losses and loss adjustment expenses at end of period	$30,946	$23,705
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

	Three Months Ended
(Favorable) Adverse	March 31,
2025	Short-tailed	Long-tailed	Total
Insurance	$(15)	$(2)	$(17)
Reinsurance	(127)	8	(119)
Mortgage	(61)	—	(61)
Total	$(203)	$6	$(197)

2024
Insurance	$(17)	$7	$(10)
Reinsurance	(42)	2	(40)
Mortgage	(74)	—	(74)
Total	$(133)	$9	$(124)

ARCH CAPITAL	16	2025 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2025 First Quarter
The insurance segment’s short-tailed lines included $8 million of favorable development in property and marine, primarily from the 2024 accident year (i.e., the year in which a loss occurred), and $8 million of favorable development in travel and accident, primarily from the 2023 accident year. Long tailed lines included favorable development in executive assurance, from the 2022 and prior accident years, partially offset by adverse development in programs, mainly from the 2024 accident year.
The reinsurance segment’s short-tailed lines included $64 million of favorable development from property catastrophe, primarily from the 2023 and 2024 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given 12 month period), and $35 million of favorable development from specialty lines, primarily from the 2021 to 2024 underwriting years. Long-tailed lines included $8 million of adverse development in casualty, primarily from the 2021 to 2024 underwriting years.
The mortgage segment’s favorable development was driven by reductions on reserves for delinquent loans associated with the U.S. first lien portfolio from the 2023 and 2024 accident years, with the credit risk transfer and international businesses also contributing.
2024 First Quarter
The insurance segment’s short-tailed lines included $9 million of favorable development in travel and accident, primarily from the 2022 and 2023 accident years. Long-tailed lines included $8 million of adverse development in programs business, primarily from 2021 and 2023 accident years.
The reinsurance segment’s short-tailed lines included $33 million of favorable development related to specialty business, primarily from the 2019 to 2023 underwriting years.
The mortgage segment’s favorable development was driven by reserve releases associated with the U.S. first lien portfolio from the 2022 and 2023 accident years, with the credit risk transfer and international businesses also contributing.
7.    Allowance for Expected Credit Losses

Premiums Receivable
The following table provides a roll forward of the allowance for expected credit losses of the Company’s premium receivables:

	Premium Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended March 31, 2025
Balance at beginning of period	$5,634	$45
Change for provision of expected credit losses (1)		(2)
Balance at end of period	$6,607	$43

Three Months Ended March 31, 2024
Balance at beginning of period	$4,644	$34
Change for provision of expected credit losses (1)		(2)
Balance at end of period	$5,765	$32
(1) Amounts deemed uncollectible are written-off in operating expenses. For the 2025 first quarter and 2024 first quarter, amounts written off were nil.
Reinsurance Recoverables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s reinsurance recoverables:

	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended March 31, 2025
Balance at beginning of period	$8,260	$17
Change for provision of expected credit losses		—
Balance at end of period	$8,969	$17

Three Months Ended March 31, 2024
Balance at beginning of period	$7,064	$21
Change for provision of expected credit losses		(5)
Balance at end of period	$7,509	$16

ARCH CAPITAL	17	2025 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the Company’s reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums):

	March 31,	December 31,
	2025	2024
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	$8,969	$8,260
% due from carriers with A.M. Best rating of “A-” or better	60.9%	63.8%
% due from all other carriers with no A.M. Best rating (1)	39.1%	36.2%
Largest balance due from any one carrier as % of total shareholders’ equity	8.0%	7.8%
(1)    At March 31, 2025 and December 31, 2024 over 95% of such amount were collateralized through reinsurance trusts, funds withheld arrangements, letters of credit or other.
Contractholder Receivables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s contractholder receivables:

	Contract-holder Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended March 31, 2025
Balance at beginning of period	$2,161	$5
Change for provision of expected credit losses		1
Balance at end of period	$2,212	$6

Three Months Ended March 31, 2024
Balance at beginning of period	$1,814	$3
Change for provision of expected credit losses		—
Balance at end of period	1,907	$3

ARCH CAPITAL	18	2025 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.    Investment Information

Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Cost or Amortized Cost
March 31, 2025
Fixed maturities:
Corporate bonds	$13,703	$153	$(267)	$(12)	$13,829
U.S. government and government agencies	6,531	36	(53)	—	6,548
Asset backed securities	3,087	11	(30)	(8)	3,114
Non-U.S. government securities	2,602	31	(81)	(1)	2,653
Commercial mortgage backed securities	931	5	(9)	—	935
Residential mortgage backed securities	1,755	16	(26)	—	1,765
Municipal bonds	189	—	(8)	—	197
Total	28,798	252	(474)	(21)	29,041
Short-term investments	2,477	2	(1)	—	2,476
Total	$31,275	$254	$(475)	$(21)	$31,517

December 31, 2024
Fixed maturities:
Corporate bonds	$12,487	$110	$(346)	$(12)	$12,735
U.S. government and government agencies	6,710	8	(149)	—	6,851
Asset backed securities	2,900	19	(32)	(8)	2,921
Non-U.S. government securities	2,538	30	(107)	(1)	2,616
Commercial mortgage backed securities	1,058	6	(11)	(1)	1,064
Residential mortgage backed securities	1,079	6	(31)	—	1,104
Municipal bonds	263	—	(16)	—	279
Total	27,035	179	(692)	(22)	27,570
Short-term investments	2,784	2	(2)	—	2,784
Total	$29,819	$181	$(694)	$(22)	$30,354

ARCH CAPITAL	19	2025 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2025
Fixed maturities:
Corporate bonds	$3,812	$(84)	$2,569	$(183)	$6,381	$(267)
U.S. government and government agencies	2,160	(25)	403	(28)	2,563	(53)
Non-U.S. government securities	1,387	(33)	411	(48)	1,798	(81)
Residential mortgage backed securities	269	(2)	180	(24)	449	(26)
Asset backed securities	1,016	(7)	396	(23)	1,412	(30)
Commercial mortgage backed securities	367	(2)	238	(7)	605	(9)
Municipal bonds	17	(1)	159	(7)	176	(8)
Total	9,028	(154)	4,356	(320)	13,384	(474)
Short-term investments	821	(1)	—	—	821	(1)
Total	$9,849	$(155)	$4,356	$(320)	$14,205	$(475)

December 31, 2024
Fixed maturities:
Corporate bonds	$4,582	$(114)	$2,924	$(232)	$7,506	$(346)
U.S. government and government agencies	5,130	(100)	516	(49)	5,646	(149)
Non-U.S. government securities	1,650	(58)	418	(49)	2,068	(107)
Residential mortgage backed securities	571	(6)	186	(25)	757	(31)
Asset backed securities	236	(8)	426	(24)	662	(32)
Commercial mortgage backed securities	180	(1)	434	(10)	614	(11)
Municipal bonds	48	(1)	176	(15)	224	(16)
Total	12,397	(288)	5,080	(404)	17,477	(692)
Short-term investments	97	(2)	—	—	97	(2)
Total	$12,494	$(290)	$5,080	$(404)	$17,574	$(694)
At March 31, 2025, on a lot level basis, approximately 10,420 security lots out of a total of approximately 21,650 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $5 million. At December 31, 2024, on a lot level basis, approximately 9,980 security lots out of a total of approximately 20,930 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $8 million.
The contractual maturities of the Company’s fixed maturities are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2025		December 31, 2024
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$493	$507	$438	$451
Due after one year through five years	16,026	16,088	15,364	15,590
Due after five years through 10 years	5,981	6,106	5,811	6,039
Due after 10 years	525	526	385	401
	23,025	23,227	21,998	22,481
Residential mortgage backed securities	1,755	1,765	1,079	1,104
Commercial mortgage backed securities	931	935	1,058	1,064
Asset backed securities	3,087	3,114	2,900	2,921
Total	$28,798	$29,041	$27,035	$27,570

ARCH CAPITAL	20	2025 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Equity Securities, at Fair Value
At March 31, 2025, the Company held $1.6 billion of equity securities, at fair value, compared to $1.7 billion at December 31, 2024. Such holdings include publicly traded common stocks, primarily in the consumer cyclical and non-cyclical, technology, communication and financial sectors, and exchange-traded funds in fixed income, equity and other sectors.
Other Investments, at Fair Value
The following table summarizes the Company’s other investments:

	March 31, 2025	December 31, 2024
Other investments	$1,866	$2,135
Fixed maturities	913	854
Short term investments	104	70
Equity securities	5	7
Total	$2,888	$3,066
The following table summarizes the Company’s other investments, as detailed in the previous table, by strategy:

	March 31, 2025	December 31, 2024
Investment grade fixed income	$1,085	$1,055
Private equity	252	229
Lending	237	303
Term loan investments	200	430
Credit related funds	74	99
Energy	18	19
Total	$1,866	$2,135
Net Investment Income
The components of net investment income were derived from the following sources:

	March 31,
	2025	2024
Three Months Ended
Fixed maturities	$342	$280
Short term investments	26	29
Equity securities	11	8
Other (1)	28	33
Gross investment income	407	350
Investment expenses	(29)	(23)
Net investment income	$378	$327
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.

Net Realized Gains (Losses)
Net realized gains (losses), which include changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings were as follows:

	March 31,
	2025	2024
Three Months Ended
Available for sale securities:
Gross gains on investment sales	$51	$50
Gross losses on investment sales	(113)	(78)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	2	2
Other investments	13	(2)
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	47	11
Net unrealized gains (losses) on equity securities still held at reporting date	(95)	82
Allowance for credit losses:
Investments related	—	(6)
Underwriting related	1	1
Derivative instruments (1)	99	(10)
Other	(2)	17
Net realized gains (losses)	$3	$67

(1)    See note 10 for information on the Company’s derivative instruments.
Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	March 31, 2025	December 31, 2024
Private equity	$1,978	$1,915
Credit related funds	1,522	1,487
Lending	869	616
Real estate	861	869
Fixed income	449	384
Infrastructure	413	425
Equities	202	217
Energy	46	67
Total	$6,340	$5,980
Certain of the Company’s other investments are in investment funds for which the Company has the option to redeem at agreed upon values as described in each investment fund’s subscription agreement. Depending on the terms of the various subscription agreements, investments in investment funds may be redeemed daily, monthly, quarterly or on other terms. Two common redemption restrictions that may impact the Company’s ability to redeem these investment funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment

ARCH CAPITAL	21	2025 FIRST QUARTER FORM 10-Q

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
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet line item:

	March 31, 2025	December 31, 2024
Investments accounted for using the equity method (1)	$6,340	$5,980
Investments accounted for using the fair value option (2)	31	48
Total	$6,371	$6,028
(1)    Aggregate unfunded commitments were $4.3 billion at March 31, 2025, consistent with $4.3 billion at December 31, 2024.
(2)    Aggregate unfunded commitments were $21 million at March 31, 2025, consistent with $21 million at December 31, 2024.
Equity in Net Income (Loss) of Investments Accounted for Using the Equity Method
Income from investment funds accounted for using the equity method for the 2025 first quarter was $53 million, compared to $99 million for the 2024 first quarter. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds.
Investments in Operating Affiliates
Investments in which the Company has significant influence over the operating and financial policies are classified as ‘investments in operating affiliates’ on the Company’s balance sheets and are accounted for under the equity method. Such investments primarily include the Company’s investment in Coface SA (“Coface”), Greysbridge Holdings Ltd. (“Greysbridge”), and Premia Holdings Ltd. Investments in Coface and Premia Holdings Ltd. are generally recorded on a three month lag, while the Company’s investment in Greysbridge is not recorded on a lag.
As of March 31, 2025, the Company owned approximately 29.9% of the issued shares of Coface, or 30% excluding treasury shares, with a carrying value of $650 million, compared to $592 million at December 31, 2024.
As of March 31, 2025, the Company owned 40% of Greysbridge with a carrying value of $538 million, compared to $523 million at December 31, 2024.
Income from operating affiliates for the 2025 first quarter was $17 million, compared to $55 million for the 2024 first quarter.
See note 16 for information on Company’s transactions with related parties.

ARCH CAPITAL	22	2025 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Allowance for Expected Credit Losses
The following table provides a roll forward of the allowance for expected credit losses of the Company’s securities classified as available for sale:

	Structured Securities (1)	Corporate Bonds	Non-U.S. Government Securities	Total
Three Months Ended March 31, 2025
Balance at beginning of period	$9	$12	$1	$22
Additions for current-period provision for expected credit losses	3	—	—	3
Additions (reductions) for previously recognized expected credit losses	(4)	1	—	(3)
Reductions due to disposals	—	(1)	—	(1)
Balance at end of period	$8	$12	$1	$21

Three Months Ended March 31, 2024
Balance at beginning of period	$7	$20	$1	$28
Additions for current-period provision for expected credit losses	—	—	—	—
Additions (reductions) for previously recognized expected credit losses	—	5	—	5
Reductions due to disposals	—	(1)	—	(1)
Balance at end of period	$7	$24	$1	$32
(1)    Includes asset backed securities, residential mortgage backed securities and commercial mortgage backed securities.
Restricted Assets
The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its underwriting operations. The Company’s subsidiaries maintain assets in trust accounts as collateral for transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. See note 18, “Commitments and Contingencies,” of the notes to consolidated financial statements in the Company’s 2024 Form 10-K.
The following table details the value of the Company’s restricted assets:

	March 31, 2025	December 31, 2024
Assets used for collateral or guarantees:
Affiliated transactions	$5,034	$4,730
Third party agreements	6,344	5,999
Deposits with U.S. regulatory authorities	945	882
Other (1)	1,446	1,437
Total restricted assets	$13,769	$13,048
(1)    Primarily includes Funds at Lloyds, deposits with non-U.S. regulatory authorities and other restricted assets.
Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	March 31, 2025	December 31, 2024
Cash	$1,187	$979
Restricted cash (included in ‘other assets’)	798	781
Cash and restricted cash	$1,985	$1,760

ARCH CAPITAL	23	2025 FIRST QUARTER FORM 10-Q

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
The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; (iv) a comparison of the fair value estimates to the Company’s knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) periodic back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at March 31, 2025.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Where quotes are unavailable, fair value is determined by the Investment Manager using quantitative and qualitative assessments such as internally modeled values. Of the $36.1 billion of financial assets and liabilities measured at fair value at March 31, 2025, approximately $237 million, or 0.7%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $35.0 billion of financial assets and liabilities measured at fair value at December 31, 2024, approximately $185 million, or 0.5%, were priced using non-binding broker-dealer quotes or modeled valuations.
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

ARCH CAPITAL	24	2025 FIRST QUARTER FORM 10-Q

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

ARCH CAPITAL	25	2025 FIRST QUARTER FORM 10-Q

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

Short-term investments
The Company determined that certain of its short-term investments held in highly liquid money market-type funds, U.S. Treasury bills and commercial paper would be included in Level 1 as their fair values are based on quoted market prices in active markets. The fair values of certain short-term investments are generally determined using the spread above the risk-free yield curve and are classified within Level 2. Other short-term investments are included in Level 3 due to the lack of an available independent price source for such securities. As the significant inputs used to price these short-term securities are unobservable, the fair value of such securities are classified as Level 3.
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

ARCH CAPITAL	26	2025 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the Company’s financial assets and liabilities measured at fair value by level at March 31, 2025:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$13,703	$—	$13,553	$150
U.S. government and government agencies	6,531	6,530	1	—
Asset backed securities	3,087	—	3,087	—
Non-U.S. government securities	2,602	—	2,602	—
Commercial mortgage backed securities	931	—	931	—
Residential mortgage backed securities	1,755	—	1,755	—
Municipal bonds	189	—	189	—
Total	28,798	6,530	22,118	150

Short-term investments	2,477	2,401	76	—

Equity securities, at fair value	1,618	1,585	26	7

Derivative instruments (2)	206	—	206	—

Residential mortgage loans	2	—	2	—

Fair value option:
Corporate bonds	886	—	886	—
Non-U.S. government bonds	23	—	23	—
U.S. government and government agencies	4	4	—	—
Short-term investments	104	—	75	29
Equity securities	5	—	—	5
Other investments	407	—	201	206
Other investments measured at net asset value (1)	1,459
Total	2,888	4	1,185	240

Total assets measured at fair value	$35,989	$10,520	$23,613	$397

Liabilities measured at fair value:
Other liabilities	$(34)	$—	$—	$(34)
Derivative instruments (2)	(108)	—	(108)	—
Total liabilities measured at fair value	$(142)	$—	$(108)	$(34)

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
(2)    See note 10.

ARCH CAPITAL	27	2025 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2024:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$12,487	$—	$12,390	$97
U.S. government and government agencies	6,710	6,709	1	—
Asset backed securities	2,900	—	2,900	—
Non-U.S. government securities	2,538	—	2,538	—
Commercial mortgage backed securities	1,058	—	1,058	—
Residential mortgage backed securities	1,079	—	1,079	—
Municipal bonds	263	—	263	—
Total	27,035	6,709	20,229	97

Short-term investments	2,784	2,704	80	—

Equity securities, at fair value	1,675	1,640	28	7

Derivative instruments (2)	206	—	206	—

Residential mortgage loans	15	—	15	—

Fair value option:
Corporate bonds	832	—	832	—
Non-U.S. government bonds	8	—	8	—
Asset backed securities	—	—	—	—
U.S. government and government agencies	14	14	—	—
Short-term investments	70	—	37	33
Equity securities	6	2	—	4
Other investments	752	—	563	189
Other investments measured at net asset value (1)	1,383
Total	3,065	16	1,440	226

Total assets measured at fair value	$34,780	$11,069	$21,998	$330

Liabilities measured at fair value:
Other liabilities	$(73)	$—	$—	$(73)
Derivative instruments (2)	(115)	—	(115)	—
Total liabilities measured at fair value	$(188)	$—	$(115)	$(73)

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
(2)    See note 10.

ARCH CAPITAL	28	2025 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Assets						Liabilities
s	Available For Sale		Fair Value Option			Fair Value
	Corporate Bonds	Short-term Investments	Other Investments	Short-term Investments	Equity Securities	Equity Securities	Other Liabilities
Three Months Ended March 31, 2025
Balance at beginning of period	$97	$—	$189	$33	$4	$7	$(73)
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	—	—	—	—	—	2
Included in other comprehensive income	—	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	52	6	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(17)	—	(35)	(10)	—	—	37
Transfers in and/or out of Level 3	70	—	—	—	—	—	—
Balance at end of period	$150	$—	$206	$29	$4	$7	$(34)

Three Months Ended March 31, 2024
Balance at beginning of period	$147	$84	$106	$10	$4	$5	$(22)
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	—	(4)	—	—	—	—
Included in other comprehensive income	2	1	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	98	12	30	7	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(87)	—	(6)	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$160	$97	$126	$17	$4	$5	$(22)

(1)    Gains or losses were included in net realized gains (losses).

ARCH CAPITAL	29	2025 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at March 31, 2025, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At March 31, 2025, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.4 billion. At December 31, 2024, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.4 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
10.    Derivative Instruments

The Company’s investment strategy allows for the use of derivative instruments. The Company’s derivative instruments are recorded on its consolidated balance sheets at fair value. The Company utilizes exchange traded U.S. Treasury notes, Eurodollar and other futures contracts and commodity futures to manage portfolio duration or replicate investment positions in its portfolios and the Company routinely utilizes foreign currency forward contracts, currency options, index futures contracts and other derivatives as part of its total return objective. In addition, certain of the Company’s investments are managed in portfolios which incorporate the use of foreign currency forward contracts which are intended to provide an economic hedge against foreign currency movements.
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
The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives (1)	Liability Derivatives (1)	Notional Value (2)
March 31, 2025
Futures contracts	$78	$(9)	$3,430
Foreign currency forward contracts	82	(56)	2,082
Other (3)	46	(43)	453
Total	$206	$(108)

December 31, 2024
Futures contracts	$78	$(46)	$4,781
Foreign currency forward contracts	90	(48)	1,698
Other (3)	38	(21)	236
Total	$206	$(115)
(1)    The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’
(2)    Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.
(3)    Includes swaps, options and other derivatives contracts.

The Company did not hold any derivatives that were designated as hedging instruments at March 31, 2025 or December 31, 2024.
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
At March 31, 2025, asset derivatives and liability derivatives of $206 million and $108 million, respectively, were subject to a master netting agreement, compared to $206 million and $115 million, respectively, at December 31, 2024.

ARCH CAPITAL	30	2025 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Realized and unrealized contract gains or losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as	March 31,
hedging instruments:	2025	2024

Three Months Ended
Net realized gains (losses):
Futures contracts	$46	$(14)
Foreign currency forward contracts	30	(1)
Other (1)	23	5
Total	$99	$(10)

(1)    Includes realized gains or losses on swaps, options and other derivatives contracts.
11.    Commitments and Contingencies

Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $4.4 billion at March 31, 2025, consistent with $4.4 billion at December 31, 2024.

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
The following table summarizes the total assets of the Bellemeade entities:

	March 31, 2025		December 31, 2024
Bellemeade Entities (Issue Date)	Total VIE Assets	Coverage Remaining from Reinsurers (1)	Total VIE Assets
2021-3 Ltd. (Sep-21)	310	74	363
2022-1 Ltd. (Jan-22)	194	15	202
2022-2 Ltd. (Sep-22)	170	107	180
2023-1 Ltd. (Oct-23)	186	47	186
2024-1 Ltd. (Aug-24)	163	41	163
Total	$1,023	$284	$1,094
(1)     Coverage from a separate panel of reinsurers remaining at March 31, 2025.

ARCH CAPITAL	31	2025 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    Other Comprehensive Income (Loss)

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended
Details About	Line Item That Includes	March 31,
AOCI Components	Reclassification	2025	2024

Unrealized appreciation (decline) on available-for-sale investments
	Net realized gains (losses)	$(63)	$(28)
	Provision for credit losses	—	(6)
	Total before tax	(63)	(34)
	Income tax (expense) benefit	11	5
	Net of tax	$(52)	$(29)

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended March 31, 2025
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$245	$11	$234
Less reclassification of net realized gains (losses) included in net income	(63)	(11)	(52)
Foreign currency translation adjustments	26	—	26
Other comprehensive income (loss)	$334	$22	$312

Three Months Ended March 31, 2024
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(151)	$(10)	$(141)
Less reclassification of net realized gains (losses) included in net income	(34)	(5)	(29)
Foreign currency translation adjustments	(33)	—	(33)
Other comprehensive income (loss)	$(150)	$(5)	$(145)

ARCH CAPITAL	32	2025 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14.    Income Taxes

The Company’s income tax provision on income before income taxes, including income (loss) from operating affiliates, resulted in an effective tax rate of 17.4% for the three months ended March 31, 2025, compared to 8.3% for the three months ended March 31, 2024. The year-over-year increase is primarily attributed to the Government of Bermuda enacting the Corporate Income Tax Act 2023, which established a 15% corporate income tax effective January 1, 2025. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
The Company had a net deferred tax asset of $1.6 billion at March 31, 2025, consistent with a net deferred tax asset of $1.6 billion at December 31, 2024. In addition, the Company paid $18 million of income taxes for the three months ended March 31, 2025, compared to $6 million of income taxes recovered for the three months ended March 31, 2024.
15.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of March 31, 2025, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.
16.    Transactions with Related Parties

Premia Reinsurance Ltd. is a multi-line Bermuda reinsurance company (and its affiliates together with Premia Holdings Ltd., “Premia”). The Company has entered into certain reinsurance transactions with Premia. During the three months ended March 31, 2025 and 2024, the Company did not enter into any new reinsurance transactions with Premia. At March 31, 2025, the Company recorded a funds held asset from Premia of $137 million, consistent with $137 million at December 31, 2024.
Somers Group Holdings Ltd. and its wholly owned subsidiaries (collectively, “Somers”) are wholly owned by Greysbridge. The Company has entered into certain reinsurance transactions with Somers. For the three months ended March 31, 2025, the Company’s net premiums written was reduced by $216 million, compared to $219 million for the three months ended March 31, 2024. In addition, Somers paid certain acquisition costs and administrative fees to the Company. At March 31, 2025, the Company recorded a reinsurance recoverable on unpaid and paid losses from Somers of $1.7 billion and a reinsurance balance payable to Somers of $570 million, compared to $1.6 billion and $489 million, respectively, at December 31, 2024.
Under the terms of the Greysbridge equity financing, beginning January 1, 2024, the Company has a call right (but not the obligation) and Warburg and Kelso each have a put right (but not the obligation) to buy/sell a certain amount of their initial shares annually at the current year-end tangible book value per share of Greysbridge. In 2024, Warburg and Kelso both delivered a put option notice to sell a certain amount of their initial shares. This transaction, which will involve third-party purchasers of such shares, is expected to close in the 2025 calendar year, subject to any required regulatory approvals and other closing conditions. In association with the put option notice at March 31, 2025, the Company’s balance sheet reflected $268 million in both other assets and other liabilities.
17.    Subsequent Event

Share Repurchases
From April 1 to May 2, 2025, the Company repurchased approximately 1.2 million common shares for an aggregate purchase price of $108 million. At May 2, 2025, approximately $693 million of repurchases were available under the Company’s share repurchase program.

ARCH CAPITAL	33	2025 FIRST QUARTER FORM 10-Q

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with our consolidated financial statements included in Item 1 of this report and also our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). In addition, readers should review “Risk Factors” set forth in Item 1A of Part I of our 2024 Form 10-K and “ITEM 1A—Risk Factors” of this Form 10-Q. All amounts are in millions, except per share amounts, unless otherwise noted.
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “Arch”, “we”, “our” or “us”) is a publicly listed Bermuda exempted company with approximately $24.3 billion in capital at March 31, 2025 and, through operations in Bermuda, the United States, Europe, Canada and Australia, writes insurance, reinsurance and mortgage insurance on a worldwide basis.

ARCH CAPITAL	34	2025 FIRST QUARTER FORM 10-Q

CURRENT OUTLOOK

We reported solid results for the 2025 first quarter, with net income of $564 million, representing an 11.1% annualized net income return on average common equity, despite incurring $547 million of current year catastrophe losses net of reinstatement premiums in our property and casualty lines.
We remain optimistic despite increased competition in certain property and casualty lines as rates are broadly attractive. In a more competitive market, underwriting and risk selection are critical to our cycle management. We continue to leverage the expertise of our underwriting team, investments in data and analytics, and financial resources as we plan for modest growth and maintain margins. For a company with a strong underwriting culture like Arch, we believe this is a market where we can differentiate ourselves and continue to maximize returns for our shareholders.
Our core objective to deliver long term value for our shareholders remains unchanged. We will continue to execute on the key pillars of our strategy which are: to build a diversified mix of businesses; to actively manage the underwriting cycle; to remain prudent stewards of the capital entrusted to us by our shareholders; and to be dynamic managers of a data-driven enterprise with a culture that attracts best-in-class talent.
Our reinsurance segment contributed $167 million of underwriting income in the 2025 first quarter, which demonstrates the strong underlying profitability of our diversified reinsurance portfolio in a quarter with significant catastrophic loss activity. While growth in net premiums written in the quarter was modest due to an increased level of competition and greater risk retention by ceding companies, we expect additional demand from existing and new clients during mid-year renewals, particularly in loss-impacted accounts. We anticipate continued growth in casualty lines and are willing to lean in where we can achieve rate increases and are comfortable with the exposure and terms and conditions. Premiums on specialty lines declined primarily due to non-renewals of structured deals. Weaker margins in cyber and parts of our international business also led to reduced premium writings.
Our insurance segment reported a $2 million underwriting loss, primarily attributable to the California wildfires. Growth in net premiums written reflected a significant contribution from the U.S MidCorp and Entertainment Insurance businesses acquired from Allianz on August 1, 2024 (“MCE Acquisition”) of $373 million, or 24.2 points of growth, compared to the 2024 first quarter. The integration of the MCE Acquisition is progressing well, and we remain excited about the increased capabilities this team brings to our insurance platform. In the current insurance market, there is increased volatility, and it is possible to achieve double-digit growth in some lines while experiencing similar declines in others. In the 2025 first quarter, we generated meaningful growth in casualty led lines including construction, national accounts casualty and international casualty. At the same time, we experienced premium reductions in other lines of business like E&S property and professional lines (including cyber) due to rate decreases and our desire to maintain margins. We have seen competition increasing in specialty lines in the London market, and believe we can benefit from consolidation around market leaders. Looking ahead, we believe we are well positioned across the insurance segment and expect continued growth in casualty led lines as well as the U.S. middle market, where opportunities remain for both rate and premium growth.
Our mortgage segment continued to deliver a steady level of earnings for our shareholders, generating $252 million of underwriting income in the 2025 first quarter. While new originations remain tempered by relatively high mortgage interest rates, underlying fundamentals remained strong and our U.S. market share was stable as industry pricing discipline held. The persistency of our in force U.S. primary mortgage insurance portfolio remained a healthy 81.9% and our delinquency rate remained low. While recessionary trends resulting from tariffs or other economic policies could create headwinds, we still expect the mortgage segment to continue generating attractive underwriting income given the high credit quality and embedded equity of our in-force portfolio.

ARCH CAPITAL	35	2025 FIRST QUARTER FORM 10-Q

FINANCIAL MEASURES

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for Arch Capital’s common shareholders:
Book Value per Share
Book value per share represents total common shareholders’ equity available to Arch divided by the number of common shares outstanding. Management uses growth in book value per share as a key measure of the value generated for our common shareholders each period and believes that book value per share is the key driver of Arch Capital’s share price over time. Book value per share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per share depending on the purchase price. Book value per share was $55.15 at March 31, 2025, compared to $53.11 at December 31, 2024, and $49.36 at March 31, 2024. The 3.8% increase in book value per share for the 2025 first quarter, primarily driven by strong investment and underwriting returns, despite elevated catastrophe activity.
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
Our annualized net income return on average common equity was 11.1% for the 2025 first quarter, compared to 24.6% for the 2024 first quarter. Our Operating ROAE was 11.5% for the 2025 first quarter, compared to 20.7% for the 2024 first quarter. Returns for 2025 reflected strong underwriting and investment returns, albeit with an elevated level of catastrophe activity.
Total Return on Investments
Total return on investments, a non-GAAP financial measure as defined in Regulation G, includes investment income, equity in net income or loss of investments accounted for using the equity method, net realized gains or losses attributable to the investment portfolio and the change in unrealized gains or losses generated by Arch’s investment portfolio. Total return is calculated on a pre-tax basis and before investment expenses and reflects the effect of financial market conditions along with foreign currency fluctuations. In addition, total return incorporates the timing of investment returns during the periods. The following table summarizes our total return compared to the benchmark return against which we measured our portfolio during the periods. See “Comment on Non-GAAP Financial Measures.”

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2025 First Quarter	2.02%	2.04%
2024 First Quarter	0.80%	0.83%
Total return for the 2025 period primarily reflected the effects of sustained higher interest rates available in the market. We continue to maintain a relatively short duration on our fixed income portfolio of 3.32 years at March 31, 2025.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality with a fixed income component matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. It is recalibrated annually. Although the estimated fixed income duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index during the year except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. At March 31, 2025, the fixed income portion of the benchmark had an average credit quality of “A1” by Moody’s and an estimated fixed income duration of 3.33 years.

ARCH CAPITAL	36	2025 FIRST QUARTER FORM 10-Q

The benchmark return index included weightings to the following indices:

%
ICE BofA 1-10 Year U.S. Corporate Index	26.70
Yield on 3-5 Year U.S. Treasury Index plus 6%	17.00
ICE BofA 1-10 Year U.S. Treasury Index	15.00
ICE BofA 0-3 Month U.S. Treasury Index	3.00
JPM CLOIE Investment Grade	6.00
ICE BofA 1-5 Year U.K. Gilt Index	5.25
ICE BofA U.S. High Yield Constrained Index	5.00
ICE BofA U.S. ABS & CMBS Index	4.70
S&P 500 Total Return Index	4.50
ICE BofA U.S. Mortgage Backed Securities Index	3.50
ICE BofA German Government 1-5 Year Index	3.25
ICE BofA German Government 5-7 Year Index	0.60
ICE BofA 1-5 Year Canada Government Index	2.60
ICE BofA 15+ Year Canada Government Index	0.30
ICE BofA 1-5 Year Australia Government Index	1.90
ICE BofA 5-10 Year Australia Government Index	0.45
ICE BofA 1-5 Year Japan Government Index	0.25
Total	100.00%
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
The use of the equity method on certain of our investments funds that invest in fixed maturity securities is driven by the ownership structure of such funds (either limited partnerships or limited liability companies). In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). This method of accounting is different from the way we account for our other investments and the timing of the recognition of equity in net income or loss of investments accounted for using the equity method may differ from gains or losses in the future upon sale or maturity of such investments.
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

ARCH CAPITAL	37	2025 FIRST QUARTER FORM 10-Q

the users of financial information to compare our performance with our industry peer group. We believe that the equity analysts and certain rating agencies that follow us and the insurance industry as a whole generally exclude these items from their analyses for the same reasons.
Our segment information includes the presentation of consolidated underwriting income or loss. Such measures represent the pre-tax profitability of our underwriting operations and include net premiums earned plus other underwriting income, less losses and loss adjustment expenses, acquisition expenses and other operating expenses. Other operating expenses include those operating expenses that are incremental and/or directly attributable to our individual underwriting operations. Underwriting income or loss does not incorporate certain income and expense items which are included in corporate. While these measures are presented in note 5, “Segment Information,” to our consolidated financial statements, they are considered non-GAAP financial measures when presented elsewhere on a consolidated basis. The reconciliations of underwriting income or loss to income before income taxes (the most directly comparable GAAP financial measure) on a consolidated basis, in accordance with Regulation G, is shown in note 5, “Segment Information” to our consolidated financial statements.
We measure segment performance for our three underwriting segments based on underwriting income or loss. We do not manage our assets by underwriting segment, with the exception of goodwill and intangible assets, and, accordingly, investment income, income from operating affiliates and other non-underwriting related items are not allocated to each underwriting segment.
Our presentation of segment information includes the use of a current year loss ratio which excludes favorable or adverse development in prior year loss reserves. This ratio is a non-GAAP financial measure as defined in Regulation G. The reconciliation of such measure to the loss ratio (the most directly comparable GAAP financial measure) in accordance with Regulation G is shown on the individual segment pages. Management utilizes the current year loss ratio in its analysis of the underwriting performance of each of our underwriting segments. Effective in the 2025 first quarter, the ‘Other operating expense ratio’ includes ‘Other underwriting income (loss).’
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

	Three Months Ended
	March 31,
	2025	2024
Net income available to Arch common shareholders	$564	$1,110
Net realized (gains) losses (1)	(3)	(67)
Equity in net (income) loss of investments accounted for using the equity method	(53)	(99)
Net foreign exchange (gains) losses	27	(31)
Transaction costs and other	10	7
Income tax expense (benefit) (2)	42	13
After-tax operating income available to Arch common shareholders	$587	$933

Beginning common shareholders’ equity	$19,990	$17,523
Ending common shareholders’ equity	20,715	18,525
Average common shareholders’ equity	$20,353	$18,024

Annualized net income return on average common equity %	11.1	24.6
Annualized operating return on average common equity %	11.5	20.7
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

ARCH CAPITAL	38	2025 FIRST QUARTER FORM 10-Q

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
Insurance Segment
The Company’s insurance segment primarily consists of commercial insurance lines of business, with a focus on specialty insurance products. These products are mainly offered in North America, Bermuda, the United Kingdom, continental Europe and Australia. Products offered in North America include: commercial automobile; commercial multi-peril; other liability-claims made, which includes financial and professional lines; other liability-occurrence, which includes admitted and excess and surplus casualty lines; property and short-tail specialty; workers compensation; and other. Products offered across the Company’s International units include: property and short-tail specialty; and casualty and other.
The following tables set forth our insurance segment’s underwriting results:

	Three Months Ended March 31,
	2025	2024	% Change
Gross premiums written	$2,645	$2,126	24.4
Premiums ceded	(712)	(584)
Net premiums written	1,933	1,542	25.4
Change in unearned premiums	(73)	(91)
Net premiums earned	1,860	1,451	28.2
Other underwriting income (1)	3	—
Losses and loss adjustment expenses	(1,228)	(854)
Acquisition expenses	(343)	(276)
Other operating expenses	(294)	(235)
Underwriting income (loss)	$(2)	$86	(102.3)

Underwriting Ratios			% Point Change
Loss ratio	66.0%	58.9%	7.1
Acquisition expense ratio	18.5%	19.0%	(0.5)
Other operating expense ratio (2)	15.6%	16.2%	(0.6)
Combined ratio	100.1%	94.1%	6.0
(1)    ‘Other underwriting income (loss)’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ for the 2025 period includes ‘Other underwriting income (loss).’ See ‘Comments on Non-GAAP Financial Measures’ for further details.
Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended March 31,
	2025		2024
	Amount	%	Amount	%
North America
Property and short-tail specialty	$348	18.0	$284	18.4
Other liability - occurrence	330	17.1	183	11.9
Commercial multi-peril	198	10.2	41	2.7
Commercial automobile	161	8.3	112	7.3
Workers compensation	153	7.9	143	9.3
Other liability - claims made	149	7.7	200	13.0
Other	76	3.9	69	4.5
Total North America	1,415	73.2	1,032	66.9

International
Property and short-tail specialty	$267	13.8	$268	17.4
Casualty and other	251	13.0	242	15.7
Total International	518	26.8	510	33.1
Total	$1,933	100.0	$1,542	100.0

ARCH CAPITAL	39	2025 FIRST QUARTER FORM 10-Q

2025 First Quarter versus 2024 Period. Gross premiums written by the insurance segment in the 2025 first quarter were 24.4% higher than in the 2024 first quarter (4.8% excluding the MCE Acquisition), while net premiums written were 25.4% higher than in the 2024 first quarter (1.2% excluding the MCE Acquisition). Growth in net premiums written excluding the impact of the MCE Acquisition reflected an increase in commercial automobile and other liability–occurrence due, in part, to new business opportunities and rate changes. These increases were mostly offset by reductions in other liability–claims made where markets remained competitive.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended March 31,
	2025		2024
	Amount	%	Amount	%
North America
Property and short-tail specialty	$333	17.9	$263	18.1
Other liability - occurrence	329	17.7	175	12.1
Commercial multi-peril	201	10.8	43	3.0
Commercial automobile	145	7.8	101	7.0
Workers compensation	131	7.0	127	8.8
Other liability - claims made	192	10.3	212	14.6
Other	72	3.9	81	5.6
Total North America	1,403	75.4	1,002	69.1

International
Property and short-tail specialty	$236	12.7	$238	16.4
Casualty and other	221	11.9	211	14.5
Total International	457	24.6	449	30.9
Total	$1,860	100.0	$1,451	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters. Net premiums earned for the 2025 first quarter were 28.2% higher than in the 2024 first quarter (1.7% excluding the MCE Acquisition).
Other Underwriting Income (Loss).
Other underwriting income, which includes revenue earned from underwriting-related activities covered under existing service contracts, was $3 million for the 2025 first quarter, compared to nil for the 2024 first quarter.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended
	March 31,
	2025	2024
Current year	66.9%	59.6%
Prior period reserve development	(0.9)%	(0.7)%
Loss ratio	66.0%	58.9%
Current Year Loss Ratio.
2025 First Quarter versus 2024 Period. The insurance segment’s current year loss ratio in the 2025 first quarter was 7.3 points higher than in the 2024 first quarter. The 2025 first quarter loss ratio reflected 9.5 points of current year catastrophic activity, primarily related to the California wildfires, compared to 2.1 points of activity related to the Baltimore bridge collapse along with 1.9 points of current year catastrophic activity in the 2024 first quarter. The current year loss ratio for the 2025 first quarter also reflected the impact of the MCE Acquisition and changes in mix of business.
Prior Period Reserve Development.
The insurance segment’s net favorable development was $17 million, or 0.9 points, for the 2025 first quarter, compared to $10 million, or 0.7 points, for the 2024 first quarter. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
2025 First Quarter versus 2024 Period. The insurance segment’s underwriting expense ratio was 34.1% in the 2025 first quarter, compared to 35.2% in the 2024 first quarter. The impact of the MCE Acquisition lowered the underwriting expense ratio by approximately 1.9 points, primarily due to the effects of the fair value estimation of the assets acquired at closing, including the non-recognition of deferred acquisition costs. The value of policies in force at closing is considered within the value of business acquired, which is amortized through amortization of intangibles.

ARCH CAPITAL	40	2025 FIRST QUARTER FORM 10-Q

Reinsurance Segment
The Company’s reinsurance segment offers reinsurance products on a worldwide basis. Lines of business include: casualty; marine and aviation; specialty; property catastrophe; property excluding property catastrophe; and other.
The following tables set forth our reinsurance segment’s underwriting results:

	Three Months Ended March 31,
	2025	2024	% Change
Gross premiums written	$3,494	$3,467	0.8
Premiums ceded	(1,178)	(1,201)
Net premiums written	2,316	2,266	2.2
Change in unearned premiums	(288)	(600)
Net premiums earned	2,028	1,666	21.7
Other underwriting income (1)	39	2
Losses and loss adjustment expenses	(1,356)	(883)
Acquisition expenses	(417)	(331)
Other operating expenses	(127)	(75)
Underwriting income	$167	$379	(55.9)

Underwriting Ratios			% Point Change
Loss ratio	66.9%	53.0%	13.9
Acquisition expense ratio	20.6%	19.9%	0.7
Other operating expense ratio (2)	4.3%	4.5%	(0.2)
Combined ratio	91.8%	77.4%	14.4
(1)    ‘Other underwriting income (loss)’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ for the 2025 period includes ‘Other underwriting income (loss).’ See ‘Comments on Non-GAAP Financial Measures’ for further details.
Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended March 31,
	2025		2024
	Amount	%	Amount	%
Specialty	$594	25.6	$840	37.1
Property excluding property catastrophe	581	25.1	567	25.0
Casualty	499	21.5	343	15.1
Property catastrophe	477	20.6	350	15.4
Marine and aviation	121	5.2	129	5.7
Other	44	1.9	37	1.6
Total	$2,316	100.0	$2,266	100.0
2025 First Quarter versus 2024 Period. Gross premiums written by the reinsurance segment in the 2025 first quarter were 0.8% higher than in the 2024 first quarter, while net premiums written were 2.2% higher. The growth in net premiums written primarily reflected increases in casualty, property catastrophe and property excluding property catastrophe lines, due in part to rate increases, new business opportunities and growth in existing accounts. These increases were mostly offset by a decrease in specialty lines due to non-renewals of structured deals and share reductions.
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended March 31,
	2025		2024
	Amount	%	Amount	%
Specialty	$727	35.8	$587	35.2
Property excluding property catastrophe	548	27.0	486	29.2
Casualty	325	16.0	247	14.8
Property catastrophe	306	15.1	234	14.0
Marine and aviation	80	3.9	74	4.4
Other	42	2.1	38	2.3
Total	$2,028	100.0	$1,666	100.0
Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned reflect changes in net premiums written over the previous five quarters. Net premiums earned for the 2025 first quarter were 21.7% higher than in the 2024 first quarter.
Other Underwriting Income (Loss).
Other underwriting income, which includes revenue earned from underwriting-related activities covered under existing service contracts, was $39 million for the 2025 first quarter, compared to $2 million for the 2024 first quarter.

ARCH CAPITAL	41	2025 FIRST QUARTER FORM 10-Q

Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended
	March 31,
	2025	2024
Current year	72.8%	55.4%
Prior period reserve development	(5.9)%	(2.4)%
Loss ratio	66.9%	53.0%
Current Year Loss Ratio.
2025 First Quarter versus 2024 Period. The reinsurance segment’s current year loss ratio in the 2025 first quarter was 17.4 points higher than in the 2024 first quarter. The 2025 first quarter loss ratio reflected 21.7 points of current year catastrophic activity, primarily related to the California wildfires, compared to 3.0 points related to the Baltimore bridge collapse along with 1.9 points of current year catastrophic activity in the 2024 first quarter. The current year loss ratio for the 2025 first quarter also reflected the impact of rate increases and changes in mix of business.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $119 million, or 5.9 points, for the 2025 first quarter, compared to $40 million, or 2.4 points, for the 2024 first quarter. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
2025 First Quarter versus 2024 Period. The underwriting expense ratio for the reinsurance segment was 24.9% in the 2025 first quarter, compared to 24.4% in the 2024 first quarter, with the increase reflecting lower contingent commissions on ceded business in the 2025 first quarter due to higher loss activity.
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
The following tables set forth our mortgage segment’s underwriting results:

	Three Months Ended March 31,
	2025	2024	% Change
Gross premiums written	$326	$341	(4.4)
Premiums ceded	(60)	(64)
Net premiums written	266	277	(4.0)
Change in unearned premiums	34	28
Net premiums earned	300	305	(1.6)
Other underwriting income (1)	11	10
Losses and loss adjustment expenses	(3)	9
Acquisition expenses	(4)	—
Other operating expenses	(52)	(53)
Underwriting income	$252	$271	(7.0)

Underwriting Ratios			% Point Change
Loss ratio	1.1%	(3.0)%	4.1
Acquisition expense ratio	1.3%	—%	1.3
Other operating expense ratio (2)	13.7%	17.5%	(3.8)
Combined ratio	16.1%	14.5%	1.6
(1)    ‘Other underwriting income (loss)’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ for the 2025 period includes ‘Other underwriting income (loss).’ See ‘Comments on Non-GAAP Financial Measures’ for further details.
Premiums Written.
The following tables set forth our mortgage segment’s net premiums written by major line of business:

	Three Months Ended March 31,
	2025		2024
	Amount	%	Amount	%
U.S. primary mortgage insurance	$203	76.3	$202	72.9
U.S. credit risk transfer (CRT) and other	50	18.8	56	20.2
International mortgage insurance/ reinsurance	13	4.9	19	6.9
Total	$266	100.0	$277	100.0

ARCH CAPITAL	42	2025 FIRST QUARTER FORM 10-Q

2025 First Quarter versus 2024 Period. Gross premiums written by the mortgage segment in the 2025 first quarter were 4.4% lower than in the 2024 first quarter, while net premiums written were 4.0% lower. The decrease in net premiums written in the 2025 first quarter primarily reflected a lower level of mortgage originations, mostly in our international businesses.
The persistency rate was 81.9% for the Arch MI U.S. portfolio of primary mortgage insurance policies at March 31, 2025, compared to 83.6% at March 31, 2024. The persistency rate represents the percentage of mortgage insurance in force at the beginning of a 12 month period that remains in force at the end of such period.
The following tables provide details on the new insurance written (“NIW”) generated by Arch MI U.S. NIW represents the original principal balance of all loans that received coverage during the period.

	Three Months Ended March 31,
	2025		2024
	Amount	%	Amount	%
Total new insurance written (NIW)	$9,190		$9,336

Credit quality (FICO):
>=740	$6,835	74.4	$6,364	68.2
680-739	2,103	22.9	2,660	28.5
620-679	249	2.7	311	3.3
<620	3	0.0	1	0.0
Total	$9,190	100.0	$9,336	100.0

Loan-to-value (LTV):
95.01% and above	$756	8.2	$542	5.8
90.01% to 95.00%	4,374	47.6	5,240	56.1
85.01% to 90.00%	2,920	31.8	2,624	28.1
85.00% and below	1,140	12.4	930	10.0
Total	$9,190	100.0	$9,336	100.0

Monthly vs. single:
Monthly	$8,497	92.5	$8,916	95.5
Single	693	7.5	420	4.5
Total	$9,190	100.0	$9,336	100.0

Purchase vs. refinance:
Purchase	$8,795	95.7	$9,167	98.2
Refinance	395	4.3	169	1.8
Total	$9,190	100.0	$9,336	100.0

Net Premiums Earned.
The following tables set forth our mortgage segment’s net premiums earned by major line of business:

	Three Months Ended March 31,
	2025		2024
	Amount	%	Amount	%
U.S. primary mortgage insurance	$209	69.7	$206	67.5
U.S. credit risk transfer (CRT) and other	50	16.7	56	18.4
International mortgage insurance/ reinsurance	41	13.7	43	14.1
Total	$300	100.0	$305	100.0
2025 First Quarter versus 2024 Period. Net premiums earned for the 2025 first quarter were 1.6% lower than in the 2024 first quarter, reflecting changes in net premiums written over the previous five quarters.
Underwriting Income (Loss).
Other underwriting income, which is primarily related to GSE credit risk-sharing transactions, was $11 million for the 2025 first quarter, compared to $10 million for the 2024 first quarter.
Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended
	March 31,
	2025	2024
Current year	21.5%	21.4%
Prior period reserve development	(20.4)%	(24.4)%
Loss ratio	1.1%	(3.0)%
Current Year Loss Ratio.
2025 First Quarter versus 2024 Period. The mortgage segment’s current year loss ratio was 0.1 points higher in the 2025 first quarter than in the 2024 first quarter. The ratio was consistent with the 2024 first quarter.
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $61 million, or 20.4 points, for the 2025 first quarter, compared to $74 million, or 24.4 points, for the 2024 first quarter. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the mortgage segment’s prior year reserve development.

ARCH CAPITAL	43	2025 FIRST QUARTER FORM 10-Q

Underwriting Expenses.
2025 First Quarter versus 2024 Period. The underwriting expense ratio for the mortgage segment was 15.0% in the 2025 first quarter, compared to 17.5% in the 2024 first quarter.
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
Net Investment Income.
The components of net investment income were derived from the following sources:

	Three Months Ended
	March 31,
	2025	2024
Fixed maturities	$342	$280
Short-term investments	26	29
Equity securities	11	8
Other (1)	28	33
Gross investment income	407	350
Investment expenses (2)	(29)	(23)
Net investment income	$378	$327
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.
(2)        Investment expenses were approximately 0.32% of average invested assets for the 2025 first quarter, compared to 0.28% for the 2024 first quarter.
The higher level of net investment income for the 2025 period was primarily related to higher yields available in the financial market. The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 4.16% for the 2025 first quarter, compared to 4.14% for the 2024 first quarter. Net cash flow from operating activities contributed $1.5 billion for the three months ended March 31, 2025, which has grown our invested asset base and contributed to the increase in net investment income.
Corporate Expenses.
Corporate expenses were $50 million for the 2025 first quarter, compared to $46 million for the 2024 first quarter. Such amounts primarily represent certain holding company costs necessary to support our worldwide operations and costs associated with operating as a publicly traded company. The increase in corporate expenses was primarily due to higher incentive compensation costs.
Transaction Costs and Other.
Transaction costs and other for the 2025 first quarter was $10 million, compared to $7 million for the 2024 first quarter. Amounts in both periods primarily includes direct costs related to the MCE Acquisition.
Other Income or Losses.
Other income for the 2025 first quarter was a loss of $2 million, compared to an income of $14 million for the 2024 first quarter. Amounts in both periods primarily reflect changes in the cash surrender value of our investment in corporate-owned life insurance.
Amortization of Intangible Assets.
Amortization of intangible assets for the 2025 first quarter was $49 million, compared to $21 million for the 2024 first quarter. The increase in the 2025 period was primarily related to the MCE Acquisition.
Interest Expense.
Interest expense was $35 million for the 2025 first quarter, compared to $34 million for the 2024 first quarter. Interest expense primarily reflects amounts related to our outstanding senior notes.

ARCH CAPITAL	44	2025 FIRST QUARTER FORM 10-Q

Net Realized Gains or Losses.
Net realized gains for the 2025 first quarter were $3 million, compared to net realized gains of $67 million for the 2024 first quarter. Amounts in both periods reflected sales of investments as well as the impact of financial market movements on the Company’s equity securities and investments accounted for under the fair value option method. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains or losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations.
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
Equity in Net Income or Losses of Investments Accounted for Using the Equity Method.
Equity in net income of investments accounted for using the equity method was $53 million in the 2025 first quarter, compared to $99 million for the 2024 first quarter. Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Investment funds accounted for using the equity method totaled $6.3 billion at March 31, 2025, compared to $6.0 billion at December 31, 2024. See note 8, “Investment Information—Investments Accounted For Using the Equity Method,” to our consolidated financial statements for additional information.
Net Foreign Exchange Gains or Losses.
Net foreign exchange losses for the 2025 first quarter were $27 million, compared to gains of $31 million for the 2024 first quarter. Amounts in both periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income or loss before income taxes, including income or loss from operating affiliates, resulted in an expense of 17.4% for the 2025 first quarter, compared to an expense of 8.3% for the 2024 first quarter. The year-over-year increase is primarily attributed to the Government of Bermuda enacting the Corporate Income Tax Act 2023, which established a 15% corporate income tax effective January 1, 2025. See note 14, “Income Taxes” to our consolidated financial statements for additional information.
Income or Losses from Operating Affiliates.
Income from operating affiliates for 2025 first quarter was $17 million, compared to income of $55 million for the 2024 first quarter, and primarily reflects amounts related to the Company’s investment in Somers Group Holdings Ltd. (“Somers”) and Coface SA. The decrease in income from operating affiliates in the 2025 first quarter was primarily driven by lower level of affiliated income from Somers, partly due to the impact of California wildfires. See note 8, “Investment Information—Investments in Operating Affiliates,” to our consolidated financial statements for additional information.
CRITICAL ACCOUNTING POLICIES,
ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

Critical accounting policies, estimates and recent accounting pronouncements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Form 10-K, updated where applicable in the notes accompanying our consolidated financial statements, including note 1, “Basis of Presentation and Recent Accounting Pronouncements.”

ARCH CAPITAL	45	2025 FIRST QUARTER FORM 10-Q

FINANCIAL CONDITION

Investable Assets Held by Arch
At March 31, 2025, approximately $26.3 billion, or 61%, of total investable assets held by Arch were internally managed, compared to $25.6 billion, or 62%, at December 31, 2024. See note 8, “Investment Information” to our consolidated financial statements for additional information.
The following table summarizes the duration and average credit quality of fixed income assets held by Arch:

	March 31, 2025	December 31, 2024
Average effective fixed maturities duration (in years)	3.32	3.31
Average S&P/Moody’s credit ratings (1)	AA-/Aa3	AA-/Aa3
(1)Average credit ratings on our investment portfolio on securities with ratings assigned by S&P and Moody’s.

The following table provides the credit quality distribution of our fixed maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
March 31, 2025
U.S. government and gov’t agencies (1)	$7,827	26.3
AAA	4,698	15.8
AA	2,287	7.7
A	5,931	20.0
BBB	6,625	22.3
BB	1,051	3.5
B	605	2.0
Lower than B	26	0.1
Not rated	661	2.2
Total	$29,711	100.0

December 31, 2024
U.S. government and gov’t agencies (1)	$7,498	26.9
AAA	4,330	15.5
AA	2,285	8.2
A	5,138	18.4
BBB	6,467	23.2
BB	978	3.5
B	458	1.6
Lower than B	28	0.1
Not rated	707	2.5
Total	$27,889	100.0
(1)Includes U.S. government-sponsored agency residential mortgage-backed securities and agency commercial mortgage-backed securities.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
March 31, 2025
0-10%	$12,319	$(302)	63.7
10-20%	1,015	(157)	33.1
20-30%	50	(15)	3.2
Greater than 30%	—	—	—
Total	$13,384	$(474)	100.0

December 31, 2024
0-10%	$16,044	$(453)	65.5
10-20%	1,357	(216)	31.2
20-30%	70	(20)	2.9
Greater than 30%	6	(3)	0.4
Total	$17,477	$(692)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at March 31, 2025, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
JPMorgan Chase & Co.	$431	A/A1
Morgan Stanley	400	A/A1
Bank of America Corporation	350	A-/A1
The Goldman Sachs Group, Inc.	253	A-/A2
Citigroup Inc.	244	BBB+/A3
Hyundai Motor Company	233	A-/A3
Blue Owl Capital Inc.	231	BBB-/Baa3
Canada	181	AA-/Aa2
Blackstone Inc.	178	BBB-/Baa2
Wells Fargo & Company	177	BBB+/A1
Total	$2,678
(1)Average credit ratings as assigned by S&P and Moody’s, respectively.

ARCH CAPITAL	46	2025 FIRST QUARTER FORM 10-Q

The following table provides information on our structured securities, which includes residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
March 31, 2025
RMBS	$1,286	$469	$—	$1,755
CMBS	7	834	90	931
ABS	—	2,923	164	3,087
Total	$1,293	$4,226	$254	$5,773

December 31, 2024
RMBS	$769	$310	$—	$1,079
CMBS	7	959	92	1,058
ABS	—	2,667	233	2,900
Total	$776	$3,936	$325	$5,037
The following table summarizes our equity securities, which include investments in exchange traded funds:

	March 31, 2025	December 31, 2024
Equities (1)	$1,036	$1,041
Exchange traded funds
Fixed income (2)	374	428
Equity and other (3)	213	213
Total	$1,623	$1,682
(1)Primarily in communications, technology, consumer non-cyclical, financial and industrial sectors at March 31, 2025.
(2)Primarily in structured and corporate exposures at March 31, 2025.
(3)Primarily in technology, financials, healthcare, consumer discretionary and communications sectors at March 31, 2025.

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
Reinsurance
The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses (“LAE”) with unaffiliated reinsurers were as follows:

	Three Months Ended
	March 31,
	2025	2024
Premiums written:
Direct	$2,592	$2,486
Assumed	3,871	3,447
Ceded	(1,948)	(1,848)
Net	$4,515	$4,085

Premiums earned:
Direct	$2,460	$2,341
Assumed	3,227	2,375
Ceded	(1,499)	(1,294)
Net	$4,188	$3,422

Losses and LAE:
Direct	$1,277	$1,399
Assumed	2,571	1,264
Ceded	(1,261)	(935)
Net	$2,587	$1,728
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

ARCH CAPITAL	47	2025 FIRST QUARTER FORM 10-Q

The following table summarizes the respective coverages and retentions at March 31, 2025:

Bellemeade Entities (Issue Date)	Initial Coverage at Issuance	Current Coverage	Remaining Retention, Net
2021-3 Ltd. (1)	639	384	132
2022-1 Ltd. (2)	317	209	139
2022-2 Ltd. (3)	327	277	196
2023-1 Ltd. (4)	233	233	173
2024-1 Ltd. (5)	204	204	169
Total	$1,720	$1,307	$809
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
At March 31, 2025 and December 31, 2024, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	March 31, 2025	December 31, 2024
Insurance segment:
Case reserves	$3,633	$3,730
IBNR reserves	8,595	8,238
Total net reserves	12,228	11,968
Reinsurance segment:
Case reserves	2,770	2,721
Additional case reserves	926	806
IBNR reserves	6,174	5,580
Total net reserves	9,870	9,107
Mortgage segment:
Case reserves	326	331
IBNR reserves	143	142
Total net reserves	469	473
Total:
Case reserves	6,729	6,782
Additional case reserves	926	806
IBNR reserves	14,912	13,960
Total net reserves	$22,567	$21,548
At March 31, 2025 and December 31, 2024, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2025	December 31, 2024
Insurance segment:
Multi-line and other specialty	$4,271	$4,105
Third party occurrence business	4,132	4,104
Third party claims-made business	2,709	2,630
Property, energy, marine and aviation	1,116	1,129
Total net reserves	$12,228	$11,968
At March 31, 2025 and December 31, 2024, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2025	December 31, 2024
Reinsurance segment:
Casualty	$3,241	$3,089
Specialty	3,121	2,791
Property excluding property catastrophe	1,913	1,778
Property catastrophe	976	845
Marine and aviation	506	461
Other	113	143
Total net reserves	$9,870	$9,107

ARCH CAPITAL	48	2025 FIRST QUARTER FORM 10-Q

At March 31, 2025 and December 31, 2024, the mortgage segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2025	December 31, 2024
Mortgage segment:
U.S. primary mortgage insurance (1)	$331	$333
U.S. credit risk transfer (CRT) and other	80	85
International mortgage insurance/ reinsurance	58	55
Total net reserves	$469	$473
(1)    At March 31, 2025, 34.8% of total net reserves represents policy years 2015 and prior and the remainder from later policy years. At December 31, 2024, 36.1% of total net reserves represent policy years 2015 and prior and the remainder from later policy years.
Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$287,768	58.2	$290,435	58.0
U.S. credit risk transfer (CRT) and other	144,517	29.2	145,892	29.1
International mortgage insurance/reinsurance	62,487	12.6	64,822	12.9
Total	$494,772	100.0	$501,149	100.0

Risk In Force (RIF) (2):
U.S. primary mortgage insurance	$75,300	85.5	$76,034	85.3
U.S. credit risk transfer (CRT) and other	5,842	6.6	5,876	6.6
International mortgage insurance/reinsurance	6,896	7.8	7,215	8.1
Total	$88,038	100.0	$89,125	100.0
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

The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at March 31, 2025:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2015 and prior	$17,808	6.2	$4,537	6.0	5.48%
2016	4,364	1.5	1,117	1.5	3.38%
2017	5,225	1.8	1,399	1.9	3.34%
2018	6,761	2.3	1,760	2.3	3.95%
2019	12,323	4.3	3,232	4.3	2.66%
2020	37,419	13.0	10,192	13.5	1.41%
2021	59,315	20.6	15,922	21.1	1.45%
2022	55,401	19.3	14,686	19.5	1.50%
2023	35,836	12.5	9,229	12.3	1.17%
2024	44,203	15.4	11,024	14.6	0.47%
2025	9,113	3.2	2,202	2.9	0.01%
Total	$287,768	100.0	$75,300	100.0	1.96%
(1)Represents the ending percentage of loans in default.
The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2024:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2015 and prior	$18,329	6.3	$4,670	6.1	5.85%
2016	5,240	1.8	1,371	1.8	3.23%
2017	5,554	1.9	1,489	2.0	3.52%
2018	7,081	2.4	1,843	2.4	4.31%
2019	12,919	4.4	3,386	4.5	2.85%
2020	39,426	13.6	10,718	14.1	1.52%
2021	62,382	21.5	16,620	21.9	1.52%
2022	57,175	19.7	15,113	19.9	1.51%
2023	36,827	12.7	9,479	12.5	1.12%
2024	45,502	15.7	11,345	14.9	0.30%
Total	$290,435	100.0	$76,034	100.0	2.09%
(1)Represents the ending percentage of loans in default.

ARCH CAPITAL	49	2025 FIRST QUARTER FORM 10-Q

The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$47,130	62.6	$47,360	62.3
680-739	24,274	32.2	24,688	32.5
620-679	3,558	4.7	3,638	4.8
<620	338	0.4	348	0.5
Total	$75,300	100.0	$76,034	100.0
Weighted average FICO score	748		748

Loan-to-value (LTV):
95.01% and above	$7,383	9.8	$7,420	9.8
90.01% to 95.00%	44,901	59.6	45,311	59.6
85.01% to 90.00%	20,420	27.1	20,637	27.1
85.00% and below	2,596	3.4	2,666	3.5
Total	$75,300	100.0	$76,034	100.0
Weighted average LTV	93.2%		93.2%

Total RIF, net of external reinsurance	$60,226		$60,085

	March 31, 2025		December 31, 2024
	Amount	%	Amount	%
Total RIF by State:
California	$5,909	7.8	$5,989	7.9
Texas	5,506	7.3	5,613	7.4
North Carolina	3,340	4.4	3,355	4.4
Georgia	3,104	4.1	3,143	4.1
Minnesota	3,085	4.1	3,108	4.1
Illinois	3,025	4.0	3,056	4.0
Massachusetts	2,853	3.8	2,885	3.8
Michigan	2,838	3.8	2,855	3.8
Florida	2,758	3.7	2,824	3.7
Ohio	2,701	3.6	2,716	3.6
Other	40,181	53.4	40,490	53.3
Total	$75,300	100.0	$76,034	100.0
The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics:

(U.S. Dollars in thousands, except policy, loan and claim count)	Three Months Ended
	March 31,
	2025	2024
Roll-forward of insured loans in default:
Beginning delinquent number of loans	22,982	19,457
New notices	11,529	10,371
Cures	(12,920)	(11,253)
Paid claims	(292)	(306)
Ending delinquent number of loans (1)	21,299	18,269

Ending number of policies in force (1)	1,085,927	1,104,746

Delinquency rate (1)	1.96%	1.65%

Losses:
Number of claims paid	292	306
Total paid claims	$11,950	$10,785
Average per claim	$40.9	$35.2
Severity (2)	76.8%	78.6%
Average case reserve per default (1)	$16.7	$18.2
(1)Includes first lien primary and pool policies.
(2)Represents total paid claims divided by RIF of loans for which claims were paid.
The risk to capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 7.8 to 1 at March 31, 2025, consistent with 7.8 to 1 at December 31, 2024.
Shareholders’ Equity and Book Value per Share
The following table presents the calculation of book value per share:

	March 31, 2025	December 31, 2024
Total shareholders’ equity available to Arch	$21,545	$20,820
Less preferred shareholders’ equity	830	830
Common shareholders’ equity available to Arch	$20,715	$19,990
Common shares and common share equivalents outstanding, net of treasury shares (1)	375.6	376.4
Book value per share	$55.15	$53.11
(1)Excludes the effects of 12.2 million and 12.4 million stock options and 0.3 million and 0.3 million restricted and performance share units outstanding at March 31, 2025 and December 31, 2024, respectively.

ARCH CAPITAL	50	2025 FIRST QUARTER FORM 10-Q

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
For the three months ended March 31, 2025, Arch Capital received dividends of $243 million from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda based reinsurer and insurer, which can pay approximately $4.9 billion to Arch Capital during the remainder of 2025 without providing an affidavit to the Bermuda Monetary Authority.
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
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended
	March 31,
	2025	2024
Total cash provided by (used for):
Operating activities	$1,458	$1,564
Investing activities	(1,008)	(1,409)
Financing activities	(241)	(42)
Effects of exchange rate changes on foreign currency cash and restricted cash	16	(11)
Increase (decrease) in cash and restricted cash	$225	$102
Cash provided by operating activities for the three months ended March 31, 2025 was lower than in the 2024 period. Activity for the three months ended March 31, 2025 primarily reflected a higher level of losses paid than in the 2024 period.
Cash used for investing activities for the three months ended March 31, 2025 was lower than in the 2024 period. Activity for the three months ended March 31, 2025 reflected lower net purchases of investments than in the 2024 period, due in part to a higher level of repurchases under our share repurchase program and a higher level of losses paid than in the 2024 period.
Cash used for financing activities for the three months ended March 31, 2025 was higher than in the 2024 period, primarily due to the higher level of repurchases under our share repurchase program. We repurchased $196 million of our common shares in the 2025 period, compared to nil in the 2024 period.
CAPITAL RESOURCES

The following table provides an analysis of our capital structure:

	March 31, 2025	December 31, 2024
Senior notes	$2,728	$2,728

Shareholders’ equity available to Arch:
Series F non-cumulative preferred shares	$330	$330
Series G non-cumulative preferred shares	500	500
Common shareholders’ equity	20,715	19,990
Total	$21,545	$20,820

Total capital available to Arch	$24,273	$23,548

Debt to total capital (%)	11.2	11.6
Preferred to total capital (%)	3.4	3.5
Debt and preferred to total capital (%)	14.7	15.1
Arch MI U.S. is required to maintain compliance with the GSEs requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements with an estimated PMIER sufficiency ratio of 186% at March 31, 2025, consistent with 186% at December 31, 2024. On August 21, 2024, Fannie Mae and Freddie Mac (collectively the GSEs) each updated their PMIERs to incorporate new deductions to available assets for investment risk. This update became effective on March 31, 2025, but the impact will be phased in through September 30, 2026. If the GSEs had fully implemented this update to PMIERs as of March 31, 2025, the changes would have reduced available assets by 17% and resulted in a pro-forma PMIERs Sufficiency Ratio of 163%.
Arch Capital, through its subsidiaries, provides financial support to certain of its insurance subsidiaries and affiliates, through certain reinsurance arrangements beneficial to the ratings of such subsidiaries. Historically, our insurance, reinsurance and mortgage insurance subsidiaries have

ARCH CAPITAL	51	2025 FIRST QUARTER FORM 10-Q

entered into separate reinsurance arrangements with Arch Re Bermuda covering individual lines of business.
GUARANTOR INFORMATION

The below table provides a description of our senior notes payable at March 31, 2025:

	Interest	Principal	Carrying
Issuer/Due	(Fixed)	Amount	Amount
Arch Capital:
May 1, 2034	7.350%	$300	$298
June 30, 2050	3.635%	1,000	989
Arch-U.S.:
Nov. 1, 2043 (1)	5.144%	500	496
Arch Finance:
Dec. 15, 2026 (1)	4.011%	500	499
Dec. 15, 2046 (1)	5.031%	450	446
Total		$2,750	$2,728
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
The following tables present condensed financial information for Arch Capital (parent guarantor) and Arch-U.S. (subsidiary issuer):

	March 31, 2025		December 31, 2024
	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.
Assets
Total investments	$55	$480	$43	$549
Cash	17	4	13	5
Investment in operating affiliates	3	—	3	—
Due from subsidiaries and affiliates	4	5	6	10
Other assets	102	104	66	101
Total assets	$181	$593	$131	$665

Liabilities
Senior notes	1,287	496	1,287	495
Due to subsidiaries and affiliates	39	1,008	11	994
Other liabilities	60	56	48	50
Total liabilities	$1,386	$1,560	$1,346	$1,539

Non-cumulative preferred shares	$830	—	$830	—

	Three Months Ended		Year Ended
	March 31, 2025		December 31, 2024
	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.
Revenues
Net investment income	$1	$6	$5	$14
Net realized gains (losses)	—	(2)	(4)	—
Equity in net income (loss) of investments accounted for using the equity method	—	—	—	(4)
Total revenues	1	4	1	10

Expenses
Corporate expenses	49	4	116	7
Interest expense	15	6	59	26
Interest expense (intercompany)	—	14	—	53
Total expenses	64	24	175	86

Income (loss) before income taxes and income (loss) from operating affiliates	(63)	(20)	(174)	(76)
Income tax (expense) benefit	30	3	—	22
Income (loss) from operating affiliates	—	—	(1)	—
Net income available to Arch	(33)	(17)	(175)	(54)
Preferred dividends	(10)	—	(40)	—
Net income (loss) available to Arch common shareholders	$(43)	$(17)	$(215)	$(54)

ARCH CAPITAL	52	2025 FIRST QUARTER FORM 10-Q

CATASTROPHIC AND SEVERE ECONOMIC EVENTS

We have large aggregate exposures to natural and man-made catastrophic events, pandemic events and severe economic events. Natural catastrophes can be caused by various events, including hurricanes, floods, windstorms, earthquakes, hailstorms, tornadoes, explosions, severe winter weather, fires, droughts and other natural disasters. Man-made catastrophic events may include acts of war, acts of terrorism and political instability. Catastrophes can also cause losses in non-property business such as mortgage insurance, workers’ compensation or general liability. In addition to the nature of property business, we believe that economic and geographic trends affecting insured property, including inflation, property value appreciation and geographic concentration, tend to generally increase the size of losses from catastrophic events over time.
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
Based on in-force exposure estimated as of April 1, 2025, our modeled peak zone catastrophe exposure was a windstorm affecting the Florida Tri-County regions, with a net probable maximum pre-tax loss of $1.8 billion, or 9% of tangible shareholders’ equity available to Arch, followed by windstorms affecting the Northeastern U.S. and the Gulf of Mexico regions with net probable maximum pre-tax losses of $1.7 billion and $1.5 billion, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes. As of April 1, 2025, our modeled peak zone earthquake exposure (San Francisco earthquake) represented approximately 59% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Germany windstorm) was substantially less than both our peak zone windstorm and earthquake exposures.
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
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of tangible shareholders’ equity available to Arch. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of April 1, 2025, our modeled RDS loss was approximately $1.0 billion, or 5% of tangible shareholders’ equity available to Arch.
Net probable maximum loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. RDS loss estimates are net of expected reinsurance recoveries and before income tax. Catastrophe loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our catastrophe loss estimates include clash estimates from other zones. Our catastrophe loss estimates and RDS loss estimates do not represent our maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates. There can be no assurances that we will not suffer pre-tax losses greater than 25% of our tangible shareholders’ equity from one or more catastrophic events or severe economic events due to several factors. These factors include the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders' equity exposed to a single catastrophic event or severe economic event. In addition, actual losses may increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. See “Risk Factors—Risks Relating to Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Catastrophic Events and Severe Economic Events” in our 2024 Form 10-K.

ARCH CAPITAL	53	2025 FIRST QUARTER FORM 10-Q

MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of March 31, 2025. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks.
An analysis of material changes in market risk exposures at March 31, 2025 that affect the quantitative and qualitative disclosures presented in our 2024 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:
Investment Market Risk
Fixed Income Securities. We invest in interest rate sensitive securities, primarily debt securities. We consider the effect of interest rate movements on the fair value of our fixed maturities, short-term investments and certain of our other investments, equity securities and investments accounted for using the equity method which invest in fixed income securities (collectively, “Fixed Income Securities”) and the corresponding change in unrealized appreciation. As interest rates rise, the fair value of our Fixed Income Securities falls, and the converse is also true. Based on historical observations, there is a low probability that all interest rate yield curves would shift in the same direction at the same time. Furthermore, at times interest rate movements in certain credit sectors exhibit a much lower correlation to changes in U.S. Treasury yields. Accordingly, the actual effect of interest rate movements may differ materially from the amounts set forth in the following tables.
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	—	+50	+100
March 31, 2025
Total fair value	$41.6	$41.0	$40.5	$39.9	$39.3
Change from base	2.8%	1.4%		(1.4)%	(2.8)%
Change in unrealized value	$1.1	$0.6		$(0.6)	$(1.1)

December 31, 2024
Total fair value	$40.0	$39.5	$38.9	$38.4	$37.9
Change from base	2.8%	1.4%		(1.4)%	(2.7)%
Change in unrealized value	$1.1	$0.5		$(0.5)	$(1.1)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Credit Spread Shift in Percentage Points
	-100	-50	—	+50	+100
March 31, 2025
Total fair value	$41.7	$41.1	$40.5	$39.9	$39.3
Change from base	3.0%	1.5%		(1.5)%	(3.0)%
Change in unrealized value	$1.2	$0.6		$(0.6)	$(1.2)

December 31, 2024
Total fair value	$40.0	$39.5	$38.9	$38.4	$37.8
Change from base	2.8%	1.4%		(1.4)%	(2.8)%
Change in unrealized value	$1.1	$0.5		$(0.5)	$(1.1)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR measures the worst expected loss under normal market conditions over a specific time interval at a given confidence level. The 1-year 95th percentile parametric VaR reported herein estimates that 95% of the time, the portfolio loss in a one-year horizon would be less than or equal to the calculated number, stated as a percentage of the measured portfolio’s initial value. The VaR is a variance-covariance based estimate, based on linear sensitivities of a portfolio to a broad set of systematic market risk factors and idiosyncratic risk factors mapped to the portfolio exposures. The relationships between the risk factors are estimated using historical data, and the most recent data points are generally given more weight. As of March 31, 2025, our portfolio’s 95th percentile VaR was estimated to be 5.9%, compared to an estimated 5.6% at December 31, 2024. In periods where the volatility of the risk factors mapped to our portfolio’s exposures is higher due to market conditions, the resulting VaR is higher than in other periods.
Equity Securities. At March 31, 2025 and December 31, 2024, the fair value of our investments in equity securities and certain investments accounted for using the equity method with underlying equity strategies totaled $1.4 billion and $1.5 billion, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10%

ARCH CAPITAL	54	2025 FIRST QUARTER FORM 10-Q

decline in the value of each position would reduce the fair value of such investments by approximately $139 million and $149 million at March 31, 2025 and December 31, 2024, respectively, and would have decreased book value per share by approximately $0.37 and $0.40, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $139 million and $149 million at March 31, 2025 and December 31, 2024, respectively, and would have increased book value per share by approximately $0.37 and $0.40, respectively.
Investment-Related Derivatives. At March 31, 2025, the notional value of all derivative instruments (excluding foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $3.8 billion, compared to $5.0 billion at December 31, 2024. If the underlying exposure of each investment-related derivative held at March 31, 2025 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $38 million, and a decrease in book value per share of approximately $0.10 per share, compared to $50 million and $0.13 per share, respectively, on investment-related derivatives held at December 31, 2024. If the underlying exposure of each investment-related derivative held at March 31, 2025 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $38 million, and an increase in book value per share of approximately $0.10 per share, compared to $50 million and $0.13 per share, respectively, on investment-related derivatives held at December 31, 2024. See note 10, “Derivative Instruments,” to our consolidated financial statements for additional disclosures concerning derivatives.
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
The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

	March 31, 2025	December 31, 2024
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(641)	$(815)
Shareholders’ equity denominated in foreign currencies (1)	1,138	1,120
Net foreign currency forward contracts outstanding (2)	386	453
Net exposures denominated in foreign currencies	$883	$758

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(88)	$(76)
Book value per share	$(0.24)	$(0.20)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$88	$76
Book value per share	$0.24	$0.20
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
Effects of Inflation
General economic inflation has increased in recent quarters and may continue to remain at elevated levels for an extended period of time. The potential also exists, after a catastrophe loss or pandemic events, for the development of inflationary pressures in a local economy. This risk may be heightened from time to time by geopolitical tensions, global supply chain disruptions, tariffs, and other contributing factors. This may have a material effect on the adequacy of our reserves for losses and loss adjustment expenses, especially in longer-tailed lines of business, and on the market value of our investment portfolio through rising interest rates. The anticipated effects of inflation are considered in our pricing models, reserving processes and

ARCH CAPITAL	55	2025 FIRST QUARTER FORM 10-Q

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, for the purposes set forth in the applicable rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and subject to the below, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. Disclosure controls and procedures are the controls and other procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
On August 1, 2024, we completed the MCE Acquisition, and we are currently integrating the MCE Acquisition into our internal control system. Consistent with guidance issued by the SEC, we are excluding the internal control over financial reporting of MCE Acquisition from our evaluation of the effectiveness of our disclosure controls and procedures described above as of March 31, 2025. The MCE Acquisition represents 1.3% of total assets, and 8.2% of total revenues as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
Other than the item noted above, there have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of March 31, 2025, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ARCH CAPITAL	56	2025 FIRST QUARTER FORM 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Repurchases of Equity Securities
The following table summarizes our purchases of common shares for the 2025 first quarter:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs ($000’s) (2)
1/1/2025-1/31/2025	23,778	$90.12	23,100	$994,719
2/1/2025-2/28/2025	2,228,570	$89.03	2,003,966	$816,700
3/1/2025-3/31/2025	310,417	$90.39	182,758	$800,371
Total	2,562,765	$89.20	2,209,824
(1)This column represents (in whole shares) open market share repurchases, including an aggregate of 678 shares, 224,604 shares and 127,659 shares repurchased by Arch Capital during January, February and March, respectively, other than through publicly announced plans or programs. We repurchased these shares from employees in order to facilitate the payment of withholding taxes on restricted and performance shares granted and the exercise of stock appreciation rights, in each case at their fair value as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.
(2)This column represents the remaining approximate dollar amount available at the end of each applicable period under Arch Capital’s $1.0 billion share repurchase authorization, authorized by the Company’s Board of Directors on December 20, 2024, and having no expiration date. Repurchases may be effected from time to time in open market or privately negotiated transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ARCH CAPITAL	57	2025 FIRST QUARTER FORM 10-Q

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ARCH CAPITAL	58	2025 FIRST QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Nicolas Papadopoulo
Date: May 7, 2025	Nicolas Papadopoulo
Chief Executive Officer (Principal Executive Officer)

/s/ François Morin
Date: May 7, 2025	François Morin
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer

ARCH CAPITAL	59	2025 FIRST QUARTER FORM 10-Q