Form 10-Q
period 2025-06-30
ARCH CAPITAL GROUP LTD.
filed 2025-08-05
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16209

ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda				98-0374481
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road,	Pembroke	HM 08,	Bermuda	(441)	278-9250
(Address of principal executive offices)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common shares, $0.0011 par value per share	ACGL	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 5.45% Series F preferred share	ACGLO	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 4.55% Series G preferred share	ACGLN	NASDAQ	Stock Market
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 1, 2025, there were 373,220,295 common shares, $0.0011 par value per share, of the registrant outstanding.

ARCH CAPITAL GROUP LTD.

ARCH CAPITAL	1	2025 SECOND QUARTER FORM 10-Q

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
•availability to us of reinsurance to manage our net exposure and the cost of such reinsurance;
•the failure of reinsurers, managing general agents, third party administrators or others to meet their obligations to us;

ARCH CAPITAL	2	2025 SECOND QUARTER FORM 10-Q

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
•statutory or regulatory developments, including as to tax matters and insurance and other regulatory matters such as the adoption of legislation that affects Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers and/or changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers, including the implementation of the Organization for Economic Cooperation and Development (“OECD”) Pillar I and Pillar II initiatives and the enactment of Bermuda corporate income tax; and
•the other matters set forth under Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 and of the Company’s latest Quarterly Reports on Form 10-Q, as well as the other factors set forth in the Company’s other documents on file with the SEC, and management’s response to any of the aforementioned factors.
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

ARCH CAPITAL	3	2025 SECOND QUARTER FORM 10-Q

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCH CAPITAL	4	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars and shares in millions)

	(Unaudited)
	June 30, 2025	December 31, 2024
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $30,312 and $27,570; net of allowance for credit losses: $28 and $22)	$30,332	$27,035
Short-term investments available for sale, at fair value (amortized cost: $2,786 and $2,784; net of allowance for credit losses: $0 and $0)	2,788	2,784
Equity securities, at fair value	1,715	1,675
Other investments, at fair value	2,892	3,066
Investments accounted for using the equity method	6,566	5,980
Total investments	44,293	40,540

Cash	983	979
Accrued investment income	329	298
Investment in operating affiliates	1,356	1,240
Premiums receivable (net of allowance for credit losses: $46 and $45)	7,067	5,634
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (net of allowance for credit losses: $19 and $17)	9,044	8,260
Contractholder receivables (net of allowance for credit losses: $6 and $5)	2,280	2,161
Ceded unearned premiums	3,229	2,428
Deferred acquisition costs	1,814	1,734
Receivable for securities sold	390	50
Goodwill and intangible assets	1,319	1,351
Other assets	6,684	6,231
Total assets	$78,788	$70,906

Liabilities
Reserve for losses and loss adjustment expenses	$32,089	$29,369
Unearned premiums	11,625	10,218
Reinsurance balances payable	2,841	2,137
Contractholder payables	2,286	2,165
Collateral held for insured obligations	225	249
Senior notes	2,728	2,728
Payable for securities purchased	728	181
Other liabilities	3,225	3,039
Total liabilities	55,747	50,086

Commitments and contingencies (refer to Note 11)

Shareholders' Equity
Non-cumulative preferred shares	830	830
Common shares ($0.0011 par, shares issued: 599.1 and 595.6)	1	1
Additional paid-in capital	2,660	2,510
Retained earnings	24,477	22,686
Accumulated other comprehensive income (loss), net of deferred income tax	(48)	(720)
Common shares held in treasury, at cost (shares: 223.7 and 219.2)	(4,879)	(4,487)
Total shareholders' equity available to Arch	23,041	20,820
Total liabilities and shareholders' equity	$78,788	$70,906
See Notes to Consolidated Financial Statements

ARCH CAPITAL	5	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars and shares in millions, except per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Net premiums earned	$4,337	$3,565	8,525	6,987
Net investment income	405	364	783	691
Net realized gains (losses)	229	122	232	189
Other underwriting income	62	3	115	15
Equity in net income of investments accounted for using the equity method	162	167	215	266
Other income (loss)	18	8	16	22
Total revenues	5,213	4,229	9,886	8,170

Expenses
Losses and loss adjustment expenses	2,303	1,827	4,890	3,555
Acquisition expenses	824	633	1,588	1,240
Other operating expenses	454	346	927	709
Corporate expenses	47	41	107	94
Amortization of intangible assets	48	27	97	48
Interest expense	38	35	73	69
Net foreign exchange (gains) losses	88	(1)	115	(32)
Total expenses	3,802	2,908	7,797	5,683

Income (loss) before income taxes and income (loss) from operating affiliates	1,411	1,321	2,089	2,487
Income tax (expense) benefit	(214)	(97)	(335)	(198)
Income (loss) from operating affiliates	40	45	57	100
Net income (loss) available to Arch	1,237	1,269	1,811	2,389
Preferred dividends	(10)	(10)	(20)	(20)
Net income (loss) available to Arch common shareholders	$1,227	$1,259	$1,791	$2,369

Net income per common share and common share equivalent
Basic	$3.30	$3.38	$4.81	$6.37
Diluted	$3.23	$3.30	$4.70	$6.22

Weighted average common shares and common share equivalents outstanding
Basic	372.2	372.7	372.6	371.8
Diluted	379.9	381.6	380.8	380.9

See Notes to Consolidated Financial Statements

ARCH CAPITAL	6	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Comprehensive Income
Net income (loss)	$1,237	$1,269	$1,811	$2,389
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	303	(26)	537	(167)
Reclassification of net realized (gains) losses, included in net income (loss)	(7)	53	45	82
Foreign currency translation adjustments	64	(16)	90	(49)
Comprehensive income (loss) available to Arch	$1,597	$1,280	$2,483	$2,255
See Notes to Consolidated Financial Statements

ARCH CAPITAL	7	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in millions)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Non-cumulative preferred shares
Balance at beginning and end of period	$830	$830	$830	$830

Common shares
Balance at beginning and end of period	1	1	1	1

Additional paid-in capital
Balance at beginning of period	2,588	2,401	2,510	2,327
Amortization of share-based compensation	25	16	99	84
Other changes	47	26	51	32
Balance at end of period	2,660	2,443	2,660	2,443

Retained earnings
Balance at beginning of period	23,250	21,405	22,686	20,295
Net income (loss)	1,237	1,269	1,811	2,389
Preferred share dividends	(10)	(10)	(20)	(20)
Balance at end of period	24,477	22,664	24,477	22,664

Accumulated other comprehensive income (loss), net of deferred income tax
Balance at beginning of period	(408)	(821)	(720)	(676)
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of period	(221)	(677)	(507)	(565)
Unrealized holding gains (losses) during period, net of reclassification adjustment	296	27	582	(85)
Balance at end of period	75	(650)	75	(650)
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of period	(187)	(144)	(213)	(111)
Foreign currency translation adjustments	64	(16)	90	(49)
Balance at end of period	(123)	(160)	(123)	(160)
Balance at end of period	(48)	(810)	(48)	(810)

Common shares held in treasury, at cost
Balance at beginning of period	(4,716)	(4,461)	(4,487)	(4,424)
Shares repurchased for treasury	(163)	(2)	(392)	(39)
Balance at end of period	(4,879)	(4,463)	(4,879)	(4,463)

Total shareholders’ equity	$23,041	$20,665	$23,041	$20,665
See Notes to Consolidated Financial Statements

ARCH CAPITAL	8	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	(Unaudited)
	Six Months Ended
	June 30,
	2025	2024
Operating Activities
Net income (loss)	$1,811	$2,389
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized (gains) losses	(231)	(196)
Equity in net (income) or loss of investments accounted for using the equity method and other income or loss	(107)	(174)
Amortization of intangible assets	97	48
Share-based compensation	99	84
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	1,386	1,369
Unearned premiums, net of ceded unearned premiums	338	879
Premiums receivable	(1,294)	(1,682)
Deferred acquisition costs	19	(80)
Reinsurance balances payable	663	616
Deferred income tax assets, net	109	45
Other items, net	(308)	(216)
Net cash provided by operating activities	2,582	3,082
Investing Activities
Purchases of fixed maturity investments	(17,568)	(14,123)
Purchases of equity securities	(987)	(654)
Purchases of other investments	(1,232)	(1,369)
Proceeds from sales of fixed maturity investments	13,823	11,220
Proceeds from sales of equity securities	1,043	547
Proceeds from sales, redemptions and maturities of other investments	1,091	619
Proceeds from redemptions and maturities of fixed maturity investments	1,326	878
Net settlements of derivative instruments	240	12
Net (purchases) sales of short-term investments	52	(25)
Purchases of fixed assets	(21)	(26)
Other	(3)	3
Net cash used for investing activities	(2,236)	(2,918)
Financing Activities
Purchases of common shares under share repurchase program	(359)	—
Proceeds from common shares issued, net	19	(8)
Common dividends paid	(7)	—
Preferred dividends paid	(20)	(20)
Other	(2)	—
Net cash used for financing activities	(369)	(28)
Effects of exchange rate changes on foreign currency cash and restricted cash	71	(7)
Increase (decrease) in cash and restricted cash	48	129
Cash and restricted cash, beginning of year	1,760	1,498
Cash and restricted cash, end of period	$1,808	$1,627
Income taxes paid (received)	149	145
Interest paid	64	63

See Notes to Consolidated Financial Statements

ARCH CAPITAL	9	2025 SECOND QUARTER FORM 10-Q

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
The MCE Acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations (“Topic 805”). Pursuant to Topic 805, the Company allocated the MCE Acquisition purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over those fair values was recorded to goodwill. During the measurement period, the Company adjusted the provisional amounts to reflect new information obtained about facts and circumstances that existed as of the Acquisition Date, which, if known, would have affected the measurement of the amounts recognized as of that date. Such adjustments impacted certain identifiable assets acquired and liabilities assumed, resulting in a decrease to net assets acquired and a corresponding increase to goodwill of $10 million. The Company completed the analysis of the fair value of the assets, liabilities assumed and the related allocation of the purchase price during the three month period ended June 30, 2025.

ARCH CAPITAL	10	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the Company’s allocation of the purchase price to the acquired assets and liabilities assumed based on estimated fair values on August 1, 2024.

	Total	Useful Life
Purchase price
Cash paid (a)	$450

Assets Acquired
Cash and investments, at fair value	$2,332
Premiums receivable, net of commissions	224
Intangible asset -- distribution relationships	220	10 years
Intangible asset -- value of business acquired	165	1-2 years
Intangible asset -- other (1)	180	5-7 years
Other assets acquired	175
Total assets acquired	$3,296

Liabilities Acquired
Reserves for losses and loss adjustment expenses	$2,468
Unearned premiums	636
Other liabilities acquired	18
Total liabilities acquired	3,122
Identifiable net assets acquired (b)	$174
Goodwill (a) - (b)	$276
(1)    Includes $130 million related to the net fair value adjustment to reserves for loss and loss adjustment expenses on August 1, 2024.
The Company recognized goodwill of $276 million that is primarily attributed to the expanded presence and long-term growth opportunities in the insurance market provided by this strategic acquisition. Approximately $565 million of the acquired goodwill and intangibles is expected to be deductible for income tax purposes. At the date of the acquisition, the Company established a net deferred tax asset of $24 million related to the estimated fair value of reserves for losses and loss adjustment expenses and unearned premiums.
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
3.    Share Transactions

Share Repurchases
The Board of Directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program, Arch Capital has repurchased 437.9 million common shares for an aggregate purchase price of $6.3 billion. For the six months ended June 30, 2025, Arch Capital repurchased 4.1 million shares under the share repurchase program with an aggregate purchase price of $359.7 million. Arch Capital did not repurchase any shares under the share repurchase program during the six months ended June 30, 2024. At June 30, 2025, $637.1 million of share repurchases were available under the program, which may be effected from time to time in open market or privately negotiated transactions. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

ARCH CAPITAL	11	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) available to Arch	$1,237	$1,269	$1,811	$2,389
Preferred dividends	(10)	(10)	(20)	(20)
Net income (loss) available to Arch common shareholders	$1,227	$1,259	$1,791	$2,369

Denominator:
Weighted average common shares and common share equivalents outstanding — basic	372.2	372.7	372.6	371.8
Effect of dilutive common share equivalents:
Nonvested restricted shares	1.6	1.8	1.7	1.9
Stock options (1)	6.1	7.1	6.5	7.2
Weighted average common shares and common share equivalents outstanding — diluted	379.9	381.6	380.8	380.9

Earnings per common share:
Basic	$3.30	$3.38	$4.81	$6.37
Diluted	$3.23	$3.30	$4.70	$6.22
(1)    Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2025 second quarter and 2024 second quarter, the number of stock options excluded were 2.2 million and 0.2 million, respectively. For the six months ended June 30, 2025 and 2024, the number of stock options excluded were 2.4 million and 0.4 million, respectively.

ARCH CAPITAL	12	2025 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	13	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders:

	Three Months Ended
	June 30, 2025
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$2,681	$3,196	$323	$6,196
Premiums ceded (1)	(645)	(1,137)	(70)	(1,848)
Net premiums written	2,036	2,059	253	4,348
Change in unearned premiums	(67)	28	28	(11)
Net premiums earned	1,969	2,087	281	4,337
Other underwriting income (2)	13	46	3	62
Losses and loss adjustment expenses	(1,178)	(1,128)	3	(2,303)
Acquisition expenses	(387)	(436)	(1)	(824)
Other operating expenses (3)	(288)	(118)	(48)	(454)
Underwriting income (loss)	$129	$451	$238	818

Net investment income				405
Net realized gains (losses)				229
Equity in net income of investments accounted for using the equity method				162
Other income (loss)				18
Corporate expenses (4)				(29)
Transaction costs and other (4)				(18)
Amortization of intangible assets				(48)
Interest expense				(38)
Net foreign exchange gains (losses)				(88)
Income (loss) before income taxes and income (loss) from operating affiliates				1,411
Income tax (expense) benefit				(214)
Income (loss) from operating affiliates				40
Net income (loss) available to Arch				1,237
Preferred dividends				(10)
Net income (loss) available to Arch common shareholders				$1,227

Underwriting Ratios
Loss ratio	59.8%	54.1%	(1.2)%	53.1%
Acquisition expense ratio	19.6%	20.9%	0.4%	19.0%
Other operating expense ratio (5)	14.0%	3.5%	16.0%	9.1%
Combined ratio	93.4%	78.5%	15.2%	81.2%

Goodwill and intangible assets	$875	$105	$339	$1,319
(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.
(2)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(3)    ‘Other operating expenses’ primarily include expenses that are related to compensation and employee benefits, information technology and professional fees.
(4)    Certain expenses have been excluded from ‘Corporate expenses’ and reflected in ‘Transaction costs and other.’
(5)    The ‘Other operating expense ratio’ for the 2025 period includes ‘Other underwriting income.’

ARCH CAPITAL	14	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	June 30, 2024
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$2,102	$2,941	$340	$5,382
Premiums ceded (1)	(544)	(994)	(64)	(1,601)
Net premiums written	1,558	1,947	276	3,781
Change in unearned premiums	(80)	(167)	31	(216)
Net premiums earned	1,478	1,780	307	3,565
Other underwriting income	—	1	2	3
Losses and loss adjustment expenses	(848)	(1,006)	27	(1,827)
Acquisition expenses	(288)	(345)	—	(633)
Other operating expenses (2)	(233)	(64)	(49)	(346)
Underwriting income (loss)	$109	$366	$287	762

Net investment income				364
Net realized gains (losses)				122
Equity in net income of investments accounted for using the equity method				167
Other income (loss)				8
Corporate expenses (3)				(23)
Transaction costs and other (3)				(18)
Amortization of intangible assets				(27)
Interest expense				(35)
Net foreign exchange gains (losses)				1
Income (loss) before income taxes and income (loss) from operating affiliates				1,321
Income tax (expense) benefit				(97)
Income (loss) from operating affiliates				45
Net income (loss) available to Arch				1,269
Preferred dividends				(10)
Net income (loss) available to Arch common shareholders				$1,259

Underwriting Ratios
Loss ratio	57.3%	56.5%	(8.6)%	51.2%
Acquisition expense ratio	19.5%	19.4%	0.1%	17.8%
Other operating expense ratio	15.8%	3.6%	15.9%	9.7%
Combined ratio	92.6%	79.5%	7.4%	78.7%

Goodwill and intangible assets	$255	$114	$356	$725

(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.
(2)    ‘Other operating expenses’ primarily include expenses that are related to compensation and employee benefits, information technology and professional fees.
(3)    Certain expenses have been excluded from ‘Corporate expenses’ and reflected in ‘Transaction costs and other.’

ARCH CAPITAL	15	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
	June 30, 2025
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$5,326	$6,690	$649	$12,659
Premiums ceded (1)	(1,357)	(2,315)	(130)	(3,796)
Net premiums written	3,969	4,375	519	8,863
Change in unearned premiums	(140)	(260)	62	(338)
Net premiums earned	3,829	4,115	581	8,525
Other underwriting income (2)	16	85	14	115
Losses and loss adjustment expenses	(2,406)	(2,484)	—	(4,890)
Acquisition expenses	(730)	(853)	(5)	(1,588)
Other operating expenses (3)	(582)	(245)	(100)	(927)
Underwriting income (loss)	$127	$618	$490	1,235

Net investment income				783
Net realized gains (losses)				232
Equity in net income of investments accounted for using the equity method				215
Other income (loss)				16
Corporate expenses (4)				(79)
Transaction costs and other (4)				(28)
Amortization of intangible assets				(97)
Interest expense				(73)
Net foreign exchange gains (losses)				(115)
Income (loss) before income taxes and income (loss) from operating affiliates				2,089
Income tax (expense) benefit				(335)
Income (loss) from operating affiliates				57
Net income (loss) available to Arch				1,811
Preferred dividends				(20)
Net income (loss) available to Arch common shareholders				$1,791

Underwriting Ratios
Loss ratio	62.8%	60.4%	—%	57.4%
Acquisition expense ratio	19.1%	20.7%	0.9%	18.6%
Other operating expense ratio (5)	14.8%	3.9%	14.9%	9.5%
Combined ratio	96.7%	85.0%	15.8%	85.5%

(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.
(2)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(3)    ‘Other operating expenses’ primarily include expenses that are related to compensation and employee benefits, information technology and professional fees.
(4)    Certain expenses have been excluded from ‘Corporate expenses’ and reflected in ‘Transaction costs and other.’
(5)    The ‘Other operating expense ratio’ for the 2025 period includes ‘Other underwriting income.’

ARCH CAPITAL	16	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
	June 30, 2024
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$4,228	$6,408	$681	$11,315
Premiums ceded (1)	(1,128)	(2,195)	(128)	(3,449)
Net premiums written	3,100	4,213	553	7,866
Change in unearned premiums	(171)	(767)	59	(879)
Net premiums earned	2,929	3,446	612	6,987
Other underwriting income	—	3	12	15
Losses and loss adjustment expenses	(1,702)	(1,889)	36	(3,555)
Acquisition expenses	(564)	(676)	—	(1,240)
Other operating expenses (2)	(468)	(139)	(102)	(709)
Underwriting income (loss)	$195	$745	$558	1,498

Net investment income				691
Net realized gains (losses)				189
Equity in net income of investments accounted for using the equity method				266
Other income (loss)				22
Corporate expenses (3)				(69)
Transaction costs and other (3)				(25)
Amortization of intangible assets				(48)
Interest expense				(69)
Net foreign exchange gains (losses)				32
Income (loss) before income taxes and income (loss) from operating affiliates				2,487
Income tax (expense) benefit				(198)
Income (loss) from operating affiliates				100
Net income (loss) available to Arch				2,389
Preferred dividends				(20)
Net income (loss) available to Arch common shareholders				$2,369

Underwriting Ratios
Loss ratio	58.1%	54.8%	(5.8)%	50.9%
Acquisition expense ratio	19.2%	19.6%	0.1%	17.7%
Other operating expense ratio	16.0%	4.0%	16.7%	10.1%
Combined ratio	93.3%	78.4%	11.0%	78.7%

(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.
(2)    ‘Other operating expenses’ primarily include expenses that are related to compensation and employee benefits, information technology and professional fees.
(3)    Certain expenses have been excluded from ‘Corporate expenses’ and reflected in ‘Transaction costs and other.’

ARCH CAPITAL	17	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Reserve for losses and loss adjustment expenses at beginning of period	$30,946	$23,705	$29,369	$22,752
Unpaid losses and loss adjustment expenses recoverable	8,379	7,069	7,821	6,690
Net reserve for losses and loss adjustment expenses at beginning of period	22,567	16,636	21,548	16,062

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	2,456	1,948	5,240	3,800
Prior years	(153)	(121)	(350)	(245)
Total net incurred losses and loss adjustment expenses	2,303	1,827	4,890	3,555

Net losses and loss adjustment expense reserves of acquired businesses (1)	50	50	50	50

Net foreign exchange (gains) losses and other	400	(10)	593	(94)

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(424)	(193)	(865)	(285)
Prior years	(1,320)	(927)	(2,640)	(1,905)
Total net paid losses and loss adjustment expenses	(1,744)	(1,120)	(3,505)	(2,190)

Net reserve for losses and loss adjustment expenses at end of period	23,576	17,383	23,576	17,383
Unpaid losses and loss adjustment expenses recoverable	8,513	7,083	8,513	7,083
Reserve for losses and loss adjustment expenses at end of period	$32,089	$24,466	$32,089	$24,466
(1)     Activity in the 2025 periods related to the MCE Acquisition (see note 2). Activity in the 2024 periods related to the acquisition of RMIC Companies, Inc. and its wholly-owned subsidiaries that, together, comprise the run-off mortgage insurance business of Old Republic International Corporation.
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

	Three Months Ended			Six Months Ended
(Favorable) Adverse	June 30,			June 30,
2025	Short-tailed	Long-tailed	Total	Short-tailed	Long-tailed	Total
Insurance	$(13)	$5	$(8)	$(28)	$3	$(25)
Reinsurance	(75)	(6)	(81)	(202)	2	(200)
Mortgage	(64)	—	(64)	(125)	—	(125)
Total	$(152)	$(1)	$(153)	$(355)	$5	$(350)

2024
Insurance	$(13)	$8	$(5)	$(30)	$15	$(15)
Reinsurance	(48)	14	(34)	(91)	17	(74)
Mortgage	(82)	—	(82)	(156)	—	(156)
Total	$(143)	$22	$(121)	$(277)	$32	$(245)

ARCH CAPITAL	18	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2025 Second Quarter
The insurance segment’s short-tailed lines included $7 million of favorable development in travel and accident, primarily from the 2024 accident year (i.e., the year in which a loss occurred). Long-tailed lines included $14 million of adverse development in programs business, primarily from the 2018 and 2023 accident years.
The reinsurance segment’s short-tailed lines included $60 million of favorable development from property other than property catastrophe business, primarily from the 2023 and 2024 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given 12 month period). Long-tailed lines included $6 million of favorable development, primarily from the 2022 to 2023 underwriting years.
The mortgage segment’s favorable development was driven by reductions on reserves for delinquent loans associated with the U.S. first lien portfolio from the 2024 accident year, with the credit risk transfer and international businesses also contributing.
2024 Second Quarter
The insurance segment’s short-tailed lines included $20 million of favorable development in surety business, primarily from the 2007 accident year, partially offset by $15 million of adverse development in property, energy, marine and aviation business, primarily from the 2022 accident year. Long-tailed lines included $9 million of adverse development in programs business, primarily from the 2022 and 2023 accident years.
The reinsurance segment’s short-tailed lines included $30 million of favorable development related to property other than property catastrophe business, primarily from the 2022 and 2023 underwriting years. Long-tailed lines included $14 million of adverse development in casualty, primarily from the 2020 and 2021 underwriting years.
The mortgage segment’s favorable development was driven by reserve releases associated with the U.S. first lien portfolio from the 2023 accident year, with the credit risk transfer and international businesses also contributing to the favorable development.
Six Months Ended June 30, 2025
The insurance segment’s short-tailed lines included $15 million of favorable development in travel and accident, primarily from the 2023 and 2024 accident years, and $11 million of favorable development in property, energy, marine and aviation, primarily from the 2024 accident year.
The reinsurance segment’s short-tailed lines included $89 million of favorable development from property other than property catastrophe business and $86 million of favorable development from property catastrophe, primarily from the 2023 and 2024 underwriting years for both lines.
The mortgage segment’s favorable development was driven by reserve releases associated with the U.S. first lien portfolio from the 2024 accident year, with the credit risk transfer and international businesses also contributed to the favorable development.
Six Months Ended June 30, 2024
The insurance segment’s short-tailed lines included $25 million of favorable development surety business, primarily from the 2007 and 2022 accident years. Long-tailed lines included $17 million of adverse development in programs business, primarily from the 2020 to 2023 accident years.
The reinsurance segment’s short-tailed lines included $51 million of favorable development from property other than property catastrophe business, primarily from the 2022 and 2023 underwriting years and $37 million of favorable development from other specialty business, primarily from the 2021 and 2022 underwriting years. Long-tailed lines included $17 million of adverse development in casualty, primarily from the 2017 underwriting year.
The mortgage segment’s favorable development was driven by reserve releases associated with the U.S. first lien portfolio from the 2022 to 2023 accident years, with the credit risk transfer and international businesses also contributing to the favorable development.

ARCH CAPITAL	19	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.    Allowance for Expected Credit Losses

Premiums Receivable
The following table provides a roll forward of the allowance for expected credit losses of the Company’s premium receivables:

	Premium Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended June 30, 2025
Balance at beginning of period	$6,607	$43
Change for provision of expected credit losses (1)		3
Balance at end of period	$7,067	$46

Three Months Ended June 30, 2024
Balance at beginning of period	$5,765	$32
Change for provision of expected credit losses (1)		4
Balance at end of period	$6,268	$36

Six Months Ended June 30, 2025
Balance at beginning of year	$5,634	$45
Change for provision of expected credit losses (1)		1
Balance at end of period	$7,067	$46

Six Months Ended June 30, 2024
Balance at beginning of year	$4,644	$34
Change for provision of expected credit losses (1)		2
Balance at end of period	$6,268	$36

(1)    Amounts deemed uncollectible are written-off in operating expenses. For the 2025 second quarter and 2024 second quarter, amounts written off were $1 million and nil, respectively. For the six months ended June 30, 2025 and 2024 period, amounts written off were $1 million and nil, respectively.

Reinsurance Recoverables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s reinsurance recoverables:

	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended June 30, 2025
Balance at beginning of period	$8,969	$17
Change for provision of expected credit losses		2
Balance at end of period	$9,044	$19

Three Months Ended June 30, 2024
Balance at beginning of period	$7,509	$16
Change for provision of expected credit losses		4
Balance at end of period	$7,473	$20

Six Months Ended June 30, 2025
Balance at beginning of year	$8,260	$17
Change for provision of expected credit losses		2
Balance at end of period	$9,044	$19

Six Months Ended June 30, 2024
Balance at beginning of year	$7,064	$21
Change for provision of expected credit losses		(1)
Balance at end of period	$7,473	$20

ARCH CAPITAL	20	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the Company’s reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums):

	June 30,	December 31,
	2025	2024
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	$9,044	$8,260
% due from carriers with A.M. Best rating of “A-” or better	62.5%	63.8%
% due from all other carriers with no A.M. Best rating (1)	37.5%	36.2%
Largest balance due from any one carrier as % of total shareholders’ equity	7.9%	7.8%
(1)    At June 30, 2025 and December 31, 2024 over 95% of such amount were collateralized through reinsurance trusts, funds withheld arrangements, letters of credit or other.

Contractholder Receivables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s contractholder receivables:

	Contract-holder Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended June 30, 2025
Balance at beginning of period	$2,212	$6
Change for provision of expected credit losses		—
Balance at end of period	$2,280	$6

Three Months Ended June 30, 2024
Balance at beginning of period	$1,907	$3
Change for provision of expected credit losses		1
Balance at end of period	2,016	$4

Six Months Ended June 30, 2025
Balance at beginning of year	$2,161	$5
Change for provision of expected credit losses		1
Balance at end of period	$2,280	$6

Six Months Ended June 30, 2024
Balance at beginning of year	$1,814	$3
Change for provision of expected credit losses		1
Balance at end of period	2,016	$4

ARCH CAPITAL	21	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.    Investment Information

Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Cost or Amortized Cost
June 30, 2025
Fixed maturities:
Corporate bonds	$14,429	$273	$(218)	$(16)	$14,390
U.S. government and government agencies	6,585	38	(48)	—	6,595
Asset backed securities	2,770	18	(20)	(10)	2,782
Non-U.S. government securities	3,149	82	(70)	(2)	3,139
Commercial mortgage backed securities	838	7	(7)	—	838
Residential mortgage backed securities	2,386	24	(24)	—	2,386
Municipal bonds	175	—	(7)	—	182
Total	30,332	442	(394)	(28)	30,312
Short-term investments	2,788	3	(1)	—	2,786
Total	$33,120	$445	$(395)	$(28)	$33,098

December 31, 2024
Fixed maturities:
Corporate bonds	$12,487	$110	$(346)	$(12)	$12,735
U.S. government and government agencies	6,710	8	(149)	—	6,851
Asset backed securities	2,900	19	(32)	(8)	2,921
Non-U.S. government securities	2,538	30	(107)	(1)	2,616
Commercial mortgage backed securities	1,058	6	(11)	(1)	1,064
Residential mortgage backed securities	1,079	6	(31)	—	1,104
Municipal bonds	263	—	(16)	—	279
Total	27,035	179	(692)	(22)	27,570
Short-term investments	2,784	2	(2)	—	2,784
Total	$29,819	$181	$(694)	$(22)	$30,354

ARCH CAPITAL	22	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2025
Fixed maturities:
Corporate bonds	$1,944	$(83)	$2,043	$(135)	$3,987	$(218)
U.S. government and government agencies	1,727	(29)	308	(19)	2,035	(48)
Non-U.S. government securities	1,132	(25)	395	(45)	1,527	(70)
Residential mortgage backed securities	158	(3)	175	(21)	333	(24)
Asset backed securities	497	(4)	348	(16)	845	(20)
Commercial mortgage backed securities	276	(2)	188	(5)	464	(7)
Municipal bonds	15	—	147	(7)	162	(7)
Total	5,749	(146)	3,604	(248)	9,353	(394)
Short-term investments	394	(1)	—	—	394	(1)
Total	$6,143	$(147)	$3,604	$(248)	$9,747	$(395)

December 31, 2024
Fixed maturities:
Corporate bonds	$4,582	$(114)	$2,924	$(232)	$7,506	$(346)
U.S. government and government agencies	5,130	(100)	516	(49)	5,646	(149)
Non-U.S. government securities	1,650	(58)	418	(49)	2,068	(107)
Residential mortgage backed securities	571	(6)	186	(25)	757	(31)
Asset backed securities	236	(8)	426	(24)	662	(32)
Commercial mortgage backed securities	180	(1)	434	(10)	614	(11)
Municipal bonds	48	(1)	176	(15)	224	(16)
Total	12,397	(288)	5,080	(404)	17,477	(692)
Short-term investments	97	(2)	—	—	97	(2)
Total	$12,494	$(290)	$5,080	$(404)	$17,574	$(694)
At June 30, 2025, on a lot level basis, approximately 6,560 security lots out of a total of approximately 23,600 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $4 million. At December 31, 2024, on a lot level basis, approximately 9,980 security lots out of a total of approximately 20,930 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $8 million.
The contractual maturities of the Company’s fixed maturities are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2025		December 31, 2024
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$480	$490	$438	$451
Due after one year through five years	17,031	16,947	15,364	15,590
Due after five years through 10 years	6,123	6,168	5,811	6,039
Due after 10 years	704	701	385	401
	24,338	24,306	21,998	22,481
Residential mortgage backed securities	2,386	2,386	1,079	1,104
Commercial mortgage backed securities	838	838	1,058	1,064
Asset backed securities	2,770	2,782	2,900	2,921
Total	$30,332	$30,312	$27,035	$27,570

ARCH CAPITAL	23	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Equity Securities, at Fair Value
At June 30, 2025, the Company held $1.7 billion of equity securities, at fair value, compared to $1.7 billion at December 31, 2024. Such holdings include publicly traded common stocks, primarily in the consumer cyclical and non-cyclical, technology, communication and financial sectors, and exchange-traded funds in fixed income, equity and other sectors.
Other Investments, at Fair Value
The following table summarizes the Company’s other investments:

	June 30, 2025	December 31, 2024
Other investments	$1,810	$2,135
Fixed maturities	1,009	854
Short term investments	68	70
Equity securities	5	7
Total	$2,892	$3,066
The following table summarizes the Company’s other investments, as detailed in the previous table, by strategy:

	June 30, 2025	December 31, 2024
Investment grade fixed income	$1,029	$1,055
Private equity	252	229
Lending	238	303
Term loan investments	217	430
Credit related funds	72	99
Energy	2	19
Total	$1,810	$2,135
Net Investment Income
The components of net investment income were derived from the following sources:

	June 30,
	2025	2024
Three Months Ended
Fixed maturities	$360	$306
Short term investments	24	35
Equity securities	10	10
Other (1)	35	35
Gross investment income	429	386
Investment expenses	(24)	(22)
Net investment income	$405	$364

Six Months Ended
Fixed maturities	$702	$586
Short term investments	50	64
Equity securities	21	18
Other (1)	63	68
Gross investment income	836	736
Investment expenses	(53)	(45)
Net investment income	$783	$691
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.

ARCH CAPITAL	24	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Realized Gains (Losses)
Net realized gains (losses), which include changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings were as follows:

	June 30,
	2025	2024
Three Months Ended
Available for sale securities:
Gross gains on investment sales	$69	$13
Gross losses on investment sales	(56)	(77)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	20	(4)
Other investments	(11)	(28)
Short-term investments	3	—
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	7	5
Net unrealized gains (losses) on equity securities still held at reporting date	129	7
Allowance for credit losses:
Investments related	(8)	4
Underwriting related	(2)	(3)
Derivative instruments (1)	163	1
Other (2)	(85)	204
Net realized gains (losses)	$229	$122

Six Months Ended
Available for sale securities:
Gross gains on investment sales	$120	$63
Gross losses on investment sales	(169)	(155)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	22	(2)
Other investments	2	(30)
Short-term investments	3	—
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	54	16
Net unrealized gains (losses) on equity securities still held at reporting date	34	89
Allowance for credit losses:
Investments related	(8)	(2)
Underwriting related	(1)	(2)
Derivative instruments (1)	262	(9)
Other (2)	(87)	221
Net realized gains (losses)	$232	$189
(1)    See note 10 for information on the Company’s derivative instruments.
(2)    Amounts in the 2025 periods primarily include losses related to the anticipated sale of certain alternative investments accounted for under the equity method.
Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	June 30, 2025	December 31, 2024
Private equity	$2,101	$1,915
Credit related funds	1,637	1,487
Lending	850	616
Real estate	837	869
Fixed income	462	384
Infrastructure	417	425
Equities	215	217
Energy	47	67
Total	$6,566	$5,980
Certain of the Company’s other investments are in investment funds for which the Company has the option to redeem at agreed upon values as described in each investment fund’s subscription agreement. Depending on the terms of the various subscription agreements, investments in investment funds may be redeemed daily, monthly, quarterly or on other terms. Two common redemption restrictions that may impact the Company’s ability to redeem these investment funds are gates and lockups. A gate is a suspension of redemptions that may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the investment fund’s net assets and which may otherwise hinder the general partner or investment manager’s ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. If the investment funds are eligible to be redeemed, the time to redeem such fund can take weeks or months following the notification.
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

ARCH CAPITAL	25	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet line item:

	June 30, 2025	December 31, 2024
Investments accounted for using the equity method (1)	$6,566	$5,980
Investments accounted for using the fair value option (2)	32	48
Total	$6,598	$6,028
(1)    Aggregate unfunded commitments were $4.2 billion at June 30, 2025, compared to $4.3 billion at December 31, 2024.
(2)    Aggregate unfunded commitments were $22 million at June 30, 2025, compared to $21 million at December 31, 2024.
Equity in Net Income (Loss) of Investments Accounted for Using the Equity Method
Income from investment funds accounted for using the equity method for the 2025 second quarter was $162 million, compared to $167 million for the 2024 second quarter and an income of $215 million for the six months ended June 30, 2025, compared to income of $266 million for the six months ended June 30, 2024. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds.
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
As of June 30, 2025, the Company owned approximately 29.9% of the issued shares of Coface, or 30% excluding treasury shares, with a carrying value of $654 million, compared to $592 million at December 31, 2024.
As of June 30, 2025, the Company owned 40% of Greysbridge with a carrying value of $582 million, compared to $523 million at December 31, 2024.
Income from operating affiliates for the 2025 second quarter was $40 million, compared to $45 million for the 2024 second quarter and income of $57 million for the six months ended June 30, 2025, compared to income of $100 million for six months ended June 30, 2024.
See note 16 for information on Company’s transactions with related parties.

ARCH CAPITAL	26	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Allowance for Expected Credit Losses
The following table provides a roll forward of the allowance for expected credit losses of the Company’s securities classified as available for sale:

	Structured Securities (1)	Corporate Bonds	Non-U.S. Government Securities	Total
Three Months Ended June 30, 2025
Balance at beginning of period	$8	$12	$1	$21
Additions for current-period provision for expected credit losses	—	2	—	2
Additions (reductions) for previously recognized expected credit losses	2	4	1	7
Reductions due to disposals	—	(2)	—	(2)
Balance at end of period	$10	$16	$2	$28

Three Months Ended June 30, 2024
Balance at beginning of period	$7	$24	$1	$32
Additions for current-period provision for expected credit losses	—	—	—	—
Additions (reductions) for previously recognized expected credit losses	3	(6)	—	(3)
Reductions due to disposals	—	(2)	—	(2)
Balance at end of period	$10	$16	$1	$27

Six Months Ended June 30, 2025
Balance at beginning of year	$9	$12	$1	$22
Additions for current-period provision for expected credit losses	3	2	—	5
Additions (reductions) for previously recognized expected credit losses	(2)	5	1	4
Reductions due to disposals	—	(3)	—	(3)
Balance at end of period	$10	$16	$2	$28

Six Months Ended June 30, 2024
Balance at beginning of year	$7	$20	$1	$28
Additions for current-period provision for expected credit losses	—	—	—	—
Additions (reductions) for previously recognized expected credit losses	3	(1)	—	2
Reductions due to disposals	—	(3)	—	(3)
Balance at end of period	$10	$16	$1	$27
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
The following table details the value of the Company’s restricted assets:

	June 30, 2025	December 31, 2024
Assets used for collateral or guarantees:
Affiliated transactions	$5,229	$4,730
Third party agreements	6,512	5,999
Deposits with U.S. regulatory authorities	955	882
Other (1)	1,515	1,437
Total restricted assets	$14,211	$13,048
(1)    Primarily includes Funds at Lloyds, deposits with non-U.S. regulatory authorities and other restricted assets.

ARCH CAPITAL	27	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	June 30, 2025	December 31, 2024
Cash	$983	$979
Restricted cash (included in ‘other assets’)	825	781
Cash and restricted cash	$1,808	$1,760
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
The following is a description of the valuation methodologies used for securities measured at fair value, as well as the general classification of such securities pursuant to the valuation hierarchy. The Company reviews its securities measured at fair value and discusses the proper classification of such investments with investment advisers and others.
The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; (iv) a comparison of the fair value estimates to the Company’s knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) periodic back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at June 30, 2025.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Where quotes are unavailable, fair value is determined by the Investment Manager using quantitative and qualitative assessments such as internally modeled values. Of the $38.2 billion of financial assets and liabilities measured at fair value at June 30, 2025, approximately $257 million, or 0.7%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $35.0 billion of financial assets and liabilities measured at fair value at December 31, 2024, approximately $185 million, or 0.5%, were priced using non-binding broker-dealer quotes or modeled valuations.

ARCH CAPITAL	28	2025 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	29	2025 SECOND QUARTER FORM 10-Q

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
Residential mortgage loans
The Company’s residential mortgage loans (included in ‘other assets’ in the consolidated balance sheets) include amounts related to the Company’s whole mortgage loan purchase and sell program. Fair values of residential mortgage loans are generally determined based on market prices. As significant inputs used in the pricing process for these residential mortgage loans are observable market inputs, the fair value of these securities are classified within Level 2.
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

ARCH CAPITAL	30	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the Company’s financial assets and liabilities measured at fair value by level at June 30, 2025:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$14,429	$—	$14,284	$145
U.S. government and government agencies	6,585	6,585	—	—
Asset backed securities	2,770	—	2,753	17
Non-U.S. government securities	3,149	—	3,149	—
Commercial mortgage backed securities	838	—	838	—
Residential mortgage backed securities	2,386	—	2,386	—
Municipal bonds	175	—	175	—
Total	30,332	6,585	23,585	162

Short-term investments	2,788	2,735	53	—

Equity securities, at fair value	1,715	1,680	27	8

Derivative instruments (2)	271	—	271	—

Residential mortgage loans	27	—	27	—

Fair value option:
Corporate bonds	988	—	988	—
Non-U.S. government securities	15	—	15	—
U.S. government and government agencies	6	6	—	—
Short-term investments	68	6	17	45
Equity securities	5	—	—	5
Other investments	423	—	215	208
Other investments measured at net asset value (1)	1,387
Total	2,892	12	1,235	258

Total assets measured at fair value	$38,025	$11,012	$25,198	$428

Liabilities measured at fair value:
Other liabilities	$(20)	$—	$—	$(20)
Derivative instruments (2)	(159)	—	(159)	—
Total liabilities measured at fair value	$(179)	$—	$(159)	$(20)

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
(2)    See note 10.

ARCH CAPITAL	31	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2024:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$12,487	$—	$12,390	$97
U.S. government and government agencies	6,710	6,709	1	—
Asset backed securities	2,900	—	2,900	—
Non-U.S. government securities	2,538	—	2,538	—
Commercial mortgage backed securities	1,058	—	1,058	—
Residential mortgage backed securities	1,079	—	1,079	—
Municipal bonds	263	—	263	—
Total	27,035	6,709	20,229	97

Short-term investments	2,784	2,704	80	—

Equity securities, at fair value	1,675	1,640	28	7

Derivative instruments (2)	206	—	206	—

Residential mortgage loans	15	—	15	—

Fair value option:
Corporate bonds	832	—	832	—
Non-U.S. government securities	8	—	8	—
Asset backed securities	—	—	—	—
U.S. government and government agencies	14	14	—	—
Short-term investments	70	—	37	33
Equity securities	6	2	—	4
Other investments	752	—	563	189
Other investments measured at net asset value (1)	1,383
Total	3,065	16	1,440	226

Total assets measured at fair value	$34,780	$11,069	$21,998	$330

Liabilities measured at fair value:
Other liabilities	$(73)	$—	$—	$(73)
Derivative instruments (2)	(115)	—	(115)	—
Total liabilities measured at fair value	$(188)	$—	$(115)	$(73)

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
(2)    See note 10.

ARCH CAPITAL	32	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

		Assets						Liabilities
s	Available For Sale			Fair Value Option			Fair Value
	Structured Securities (1)	Corporate Bonds	Short-term Investments	Other Investments	Short-term Investments	Equity Securities	Equity Securities	Other Liabilities
Three Months Ended June 30, 2025
Balance at beginning of period	$—	$150	$—	$206	$29	$4	$7	$(34)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	—	—	—	—	1	—	—
Included in other comprehensive income	—	—	—	—	—	—	—	(2)
Purchases, issuances, sales and settlements
Purchases	14	—	—	44	18	—	1	—
Issuances	—	—	—	—	—	—	—	—
Sales	—	—	—	(3)	—	—	—	—
Settlements	(2)	(5)	—	(39)	(2)	—	—	16
Transfers in and/or out of Level 3	5	—	—	—	—	—	—	—
Balance at end of period	$17	$145	$—	$208	$45	$5	$8	$(20)

Three Months Ended June 30, 2024
Balance at beginning of period	$—	$160	$97	$126	$17	$4	$5	$(22)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	—	—	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	30	3	—	1	—
Issuances	—	—	—	—	—	—	—	(13)
Sales	—	—	—	(2)	—	—	—	—
Settlements	—	—	—	(10)	(6)	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Balance at end of period	$—	$160	$97	$144	$14	$4	$6	$(35)

Six Months Ended June 30, 2025
Balance at beginning of year	$—	$97	$—	$189	$33	$4	$7	$(73)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	—	—	—	—	1	—	2
Included in other comprehensive income	—	—	—	—	—	—	—	(2)
Purchases, issuances, sales and settlements
Purchases	14	—	—	96	24	—	1	—
Issuances	—	—	—	—	—	—	—	—
Sales	—	—	—	(3)	—	—	—	—
Settlements	(2)	(22)	—	(74)	(12)	—	—	53
Transfers in and/or out of Level 3	5	70	—	—	—	—	—	—
Balance at end of period	$17	$145	$—	$208	$45	$5	$8	$(20)

Six Months Ended June 30, 2024
Balance at beginning of year	$—	$147	$84	$106	$10	$4	$5	$(22)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	—	—	(4)	—	—	—	(1)
Included in other comprehensive income	—	2	1	—	—	—	—	1
Purchases, issuances, sales and settlements
Purchases	—	98	12	60	10	—	1	—
Issuances	—	—	—	—	—	—	—	(13)
Sales	—	—	—	(2)	—	—	—	—
Settlements	—	(87)	—	(16)	(6)	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Balance at end of period	$—	$160	$97	$144	$14	$4	$6	$(35)
(1)     Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.
(2)     Gains or losses were included in net realized gains (losses).

ARCH CAPITAL	33	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at June 30, 2025, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At June 30, 2025, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.5 billion. At December 31, 2024, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.4 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
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
The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives (1)	Liability Derivatives (1)	Notional Value (2)
June 30, 2025
Futures contracts	$110	$(11)	$8,208
Foreign currency forward contracts	92	(62)	2,123
Other (3)	69	(86)	2,073
Total	$271	$(159)

December 31, 2024
Futures contracts	$78	$(46)	$4,781
Foreign currency forward contracts	90	(48)	1,698
Other (3)	38	(21)	236
Total	$206	$(115)
(1)    The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’
(2)    Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.
(3)    Includes swaps, options and other derivatives contracts.

The Company did not hold any derivatives that were designated as hedging instruments at June 30, 2025 or December 31, 2024.
The Company’s derivative instruments can be traded under master netting agreements, which establish terms that apply to all derivative transactions with a counterparty. In the event of a bankruptcy or other stipulated event of default, such agreements provide that the non-defaulting party may elect to terminate all outstanding derivative transactions, in which case all individual derivative positions (loss or gain) with a counterparty are closed out and netted and replaced with a single amount, usually referred to as the termination amount, which is expressed in a single currency. The resulting single net amount, where positive, is payable to the party “in-the-money” regardless of whether or not it is the defaulting party, unless the parties have agreed that only the non-defaulting party is entitled to receive a termination payment where the net amount is positive and is in its favor. Contractual close-out netting reduces derivative credit exposure from gross to net exposure.
At June 30, 2025, asset derivatives and liability derivatives of $271 million and $159 million, respectively, were subject to a master netting agreement, compared to $206 million and $115 million, respectively, at December 31, 2024.

ARCH CAPITAL	34	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Realized and unrealized contract gains or losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as	June 30,
hedging instruments:	2025	2024

Three Months Ended
Net realized gains (losses):
Futures contracts	$93	$(3)
Foreign currency forward contracts	53	2
Other (1)	17	2
Total	$163	$1

Six Months Ended
Net realized gains (losses):
Futures contracts	$139	$(17)
Foreign currency forward contracts	83	1
Other (1)	40	7
Total	$262	$(9)
(1)    Includes realized gains or losses on swaps, options and other derivatives contracts.
11.    Commitments and Contingencies

Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $4.3 billion at June 30, 2025, compared to $4.4 billion at December 31, 2024.
Interest Paid
Interest paid on the Company’s senior notes and other borrowings was $64 million for the six months ended June 30, 2025, compared to $63 million for the 2024 period.
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
The following table summarizes the total assets of the Bellemeade entities:

	June 30, 2025		December 31, 2024
Bellemeade Entities (Issue Date)	Total VIE Assets	Coverage Remaining from Reinsurers (1)	Total VIE Assets
2021-3 Ltd. (Sep-21)	205	19	363
2022-1 Ltd. (Jan-22)	59	14	202
2022-2 Ltd. (Sep-22)	53	100	180
2023-1 Ltd. (Oct-23)	174	44	186
2024-1 Ltd. (Aug-24)	163	41	163
Total	$654	$218	$1,094
(1)     Coverage from a separate panel of reinsurers remaining at June 30, 2025.

ARCH CAPITAL	35	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    Other Comprehensive Income (Loss)

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended		Six Months Ended
Details About	Line Item That Includes	June 30,		June 30,
AOCI Components	Reclassification	2025	2024	2025	2024

Unrealized appreciation (decline) on available-for-sale investments
	Net realized gains (losses)	$14	$(64)	$(49)	$(92)
	Provision for credit losses	(8)	4	(8)	(2)
	Total before tax	6	(60)	(57)	(94)
	Income tax (expense) benefit	1	7	12	12
	Net of tax	$7	$(53)	$(45)	$(82)

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended June 30, 2025
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$304	$1	$303
Less reclassification of net realized gains (losses) included in net income	6	(1)	7
Foreign currency translation adjustments	62	(2)	64
Other comprehensive income (loss)	$360	$—	$360

Three Months Ended June 30, 2024
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(36)	$(10)	$(26)
Less reclassification of net realized gains (losses) included in net income	(60)	(7)	(53)
Foreign currency translation adjustments	(16)	—	(16)
Other comprehensive income (loss)	$8	$(3)	$11

Six Months Ended June 30, 2025
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$549	$12	$537
Less reclassification of net realized gains (losses) included in net income	(57)	(12)	(45)
Foreign currency translation adjustments	88	(2)	90
Other comprehensive income (loss)	$694	$22	$672

Six Months Ended June 30, 2024
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(187)	$(20)	$(167)
Less reclassification of net realized gains (losses) included in net income	(94)	(12)	(82)
Foreign currency translation adjustments	(49)	—	(49)
Other comprehensive income (loss)	$(142)	$(8)	$(134)

ARCH CAPITAL	36	2025 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14.    Income Taxes

The Company’s income tax provision on income before income taxes, including income (loss) from operating affiliates, resulted in an effective tax rate of 15.6% for the six months ended June 30, 2025, compared to 7.7% for the six months ended June 30, 2024. The year-over-year increase is primarily attributed to the Government of Bermuda enacting the Corporate Income Tax Act 2023, which established a 15% corporate income tax effective January 1, 2025. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
The Company had a net deferred tax asset of $1.5 billion at June 30, 2025, compared to a net deferred tax asset of $1.6 billion at December 31, 2024. In addition, the Company paid $149 million of income taxes for the six months ended June 30, 2025, compared to $145 million of income taxes paid for the six months ended June 30, 2024.
15.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of June 30, 2025, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.
16.    Transactions with Related Parties

Premia Reinsurance Ltd. is a multi-line Bermuda reinsurance company (and its affiliates together with Premia Holdings Ltd., “Premia”). The Company has entered into certain reinsurance transactions with Premia. During the six months ended June 30, 2025 and 2024, the Company did not enter into any new reinsurance transactions with Premia. At June 30, 2025, the Company recorded a funds held asset from Premia of $127 million, compared to $137 million at December 31, 2024.
Somers Group Holdings Ltd. and its wholly owned subsidiaries (collectively, “Somers”) are wholly owned by Greysbridge. For the six months ended June 30, 2025, the Company’s net premiums written was reduced by $419 million, compared to $428 million for the six months ended June 30, 2024, as a result of certain reinsurance transactions with Somers. In addition, Somers paid certain acquisition costs and administrative fees to the Company. At June 30, 2025, the Company recorded a reinsurance recoverable on unpaid and paid losses from Somers of $1.8 billion and a reinsurance balance payable to Somers of $602 million, compared to $1.6 billion and $489 million, respectively, at December 31, 2024.
Under the terms of the Greysbridge equity financing, beginning January 1, 2024, the Company has a call right (but not the obligation) and Warburg and Kelso each have a put right (but not the obligation) to buy/sell a certain amount of their initial shares annually at the current year-end tangible book value per share of Greysbridge. In 2024, Warburg and Kelso both delivered a put option notice to sell a certain amount of their initial shares. This transaction, which will involve third-party purchasers of such shares, is expected to close in the 2025 calendar year, subject to any required regulatory approvals and other closing conditions. In association with the put option notice at June 30, 2025, the Company’s balance sheet reflected $290 million in both other assets and other liabilities.
17.    Subsequent Event

Share Repurchases
From July 1 to August 5, 2025, the Company repurchased approximately 2.8 million common shares for an aggregate purchase price of $244 million. At August 5, 2025, approximately $393 million of repurchases were available under the Company’s share repurchase program.

ARCH CAPITAL	37	2025 SECOND QUARTER FORM 10-Q

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
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “Arch”, “the Company”, “we”, “our” or “us”) is a publicly listed Bermuda exempted company with approximately $25.8 billion in capital at June 30, 2025 and, through operations in Bermuda, the United States, Europe, Canada and Australia, writes insurance, reinsurance and mortgage insurance on a worldwide basis.

ARCH CAPITAL	38	2025 SECOND QUARTER FORM 10-Q

CURRENT OUTLOOK

We reported solid results for the 2025 second quarter, with an annualized net income return on average common equity and operating return on average common equity of 22.9% and 18.2%, respectively. See “Comment on Non-GAAP Financial Measures.” Book value per share grew 7.3% in the 2025 the second quarter, reflecting our disciplined underwriting and capital management. We continue to execute our cycle management strategy by actively allocating capital to the segments with the best risk-adjusted returns, while retaining the flexibility to invest in our platform when we find attractive opportunities. This approach, combined with a diversified global platform and strong distribution relationships, allows us to adapt dynamically to shifting market conditions. We focus on practicing disciplined underwriting that builds a meaningful margin of safety into pricing, take a long-term view of risk and a prudent approach to reserving.
Our core objective to deliver long-term value for our shareholders remains unchanged. We will continue to execute on the key pillars of our strategy which are: to build a diversified mix of businesses; to actively manage the underwriting cycle; to remain prudent stewards of the capital entrusted to us by our shareholders; and to be dynamic managers of a data-driven enterprise with a culture that attracts best-in-class talent.
Overall, property and casualty market conditions remain largely consistent with the 2025 first quarter. Some sectors are seeing increased price competition while others continue to experience rate improvements. We believe the property and casualty market still presents meaningful opportunities for disciplined underwriters to generate attractive risk-adjusted returns on capital.
Our insurance segment reported $129 million of underwriting income for the 2025 second quarter, with net premium written surpassing $2 billion, which is an increase of 30.7% from the 2024 second quarter. Growth in net premiums written primarily resulted from the U.S MidCorp and Entertainment Insurance businesses acquired from Allianz on August 1, 2024 (“MCE Acquisition”). The integration of the MCE Acquisition is progressing well, and we remain excited about the increased capabilities this team brings to our insurance platform. Organic growth outside of the MCE Acquisition was modest, and growing our presence in middle market remains central to our strategy in North America. We saw selective growth in casualty lines, particularly in alternative market, E&S casualty and large account casualty, where pricing continued to outpace loss trends. However, competitive pressure persists in E&S property, excess D&O and cyber. While pricing in excess D&O and cyber appears to be stabilizing, we are maintaining a cautious stance, and prioritizing margin over volume in these lines. Internationally, our Lloyd’s and London market businesses are experiencing increased, but rational, competition. Our long-term investment in establishing a leadership position at Lloyd’s continues to yield strong results reflected in favorable signings and our ability to attract top-tier underwriting talent.
Our reinsurance segment contributed $451 million of underwriting income in the 2025 second quarter, with over $2 billion of net premiums written. We are growing selectively and focusing on areas where margins are attractive. We anticipate continued selective growth in quota share arrangements in casualty lines and are willing to lean in—partnering with underwriting teams with strong expertise in complex liability risks. We also expanded our property catastrophe writings, primarily in Florida, where we saw attractive risk-adjusted returns and increased demand from clients for additional limits. Specialty lines remained a strategic focus, and our teams found several new opportunities this quarter. That said, our property other than property catastrophe excess of loss portfolio contracted, as cedants retained more risk and margins on certain portions of the portfolio fell below our target. We were generally pleased with the state of the mid-year catastrophe excess of loss renewals. While pricing was slightly down, margins remain attractive with primary insurers maintaining high retentions.
Our mortgage segment continued to deliver a steady level of earnings for our shareholders, generating $238 million of underwriting income in the 2025 second quarter, due to the strength of our in-force portfolio. While new originations were tempered by relatively high mortgage interest rates, underlying fundamentals remained strong and our U.S. market share was stable as industry pricing discipline held. The persistency of our in force U.S. primary mortgage insurance portfolio remained a healthy 81.9% and our delinquency rate remained low. While economic uncertainty could create headwinds, we still expect the mortgage segment to continue generating attractive underwriting income given the high credit quality and embedded equity of our in-force portfolio.

ARCH CAPITAL	39	2025 SECOND QUARTER FORM 10-Q

FINANCIAL MEASURES

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for Arch Capital’s common shareholders:
Book Value per Share
Book value per share represents total common shareholders’ equity available to Arch divided by the number of common shares outstanding. Management uses growth in book value per share as a key measure of the value generated for our common shareholders each period and believes that book value per share is the key driver of Arch Capital’s share price over time. Book value per share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per share depending on the purchase price. Book value per share was $59.17 at June 30, 2025, compared to $55.15 at March 31, 2025, and $52.75 at June 30, 2024. The 7.3% increase in book value per share for the 2025 second quarter primarily reflected strong underwriting and investment returns.
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
Our annualized net income return on average common equity was 22.9% for the 2025 second quarter, compared to 26.3% for the 2024 second quarter, and 17.0% for the six months ended June 30, 2025, compared to 25.4% for the 2024 period. Our Operating ROAE was 18.2% for the 2025 second quarter, compared to 20.5% for the 2024 second quarter and 14.8% for the six months ended June 30, 2025, compared to 20.5% for the 2024 period. Returns for 2025 reflected strong underwriting and investment returns.
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

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2025 Second Quarter	3.09%	3.26%
2024 Second Quarter	1.33%	1.22%

Six Months Ended June 30, 2025	5.17%	5.37%
Six Months Ended June 30, 2024	2.14%	2.07%
Total return for the 2025 periods reflected the effects of lower yields on U.S. Government bonds and slightly underperformed their benchmark returns, primarily due to the anticipated sale of certain alternative investments accounted for using the equity method. We continue to maintain a relatively short duration on our fixed income portfolio of 3.48 years at June 30, 2025, compared to 3.31 years at December 31, 2024.
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

ARCH CAPITAL	40	2025 SECOND QUARTER FORM 10-Q

durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. At June 30, 2025, the fixed income portion of the benchmark had an average credit quality of “A1” by Moody’s and an estimated fixed income duration of 3.24 years.
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
The use of the equity method on certain of our investments funds that invest in fixed maturity securities is driven by the ownership structure of such funds (either limited partnerships or limited liability companies). In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). This method of accounting is different from the way in which we account for our other investments; and, the timing of the recognition of equity in net income or loss of investments accounted for using the equity method may differ from gains or losses in the future upon sale or maturity of such investments.
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

ARCH CAPITAL	41	2025 SECOND QUARTER FORM 10-Q

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
Our presentation of segment information includes the use of a current year loss ratio which excludes favorable or adverse development in prior year loss reserves. This ratio is a non-GAAP financial measure as defined in Regulation G. The reconciliation of such measure to the loss ratio (the most directly comparable GAAP financial measure) in accordance with Regulation G is shown on the individual segment pages. Management utilizes the current year loss ratio in its analysis of the underwriting performance of each of our underwriting segments. Effective in the 2025 first quarter, the ‘Other operating expense ratio’ includes ‘Other underwriting income.’
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

ARCH CAPITAL	42	2025 SECOND QUARTER FORM 10-Q

RESULTS OF OPERATIONS

The following table summarizes our consolidated financial data, including a reconciliation of net income or loss available to Arch common shareholders to after-tax operating income or loss available to Arch common shareholders. See “Comment on Non-GAAP Financial Measures.”

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income available to Arch common shareholders	$1,227	$1,259	$1,791	$2,369
Net realized (gains) losses (1)	(229)	(122)	(232)	(189)
Equity in net (income) loss of investments accounted for using the equity method	(162)	(167)	(215)	(266)
Net foreign exchange (gains) losses	88	(1)	115	(32)
Transaction costs and other	18	18	28	25
Income tax expense (benefit) (2)	37	(6)	79	7
After-tax operating income available to Arch common shareholders	$979	$981	$1,566	$1,914

Beginning common shareholders’ equity	$20,715	$18,525	$19,990	$17,523
Ending common shareholders’ equity	22,211	19,835	22,211	19,835
Average common shareholders’ equity	$21,463	$19,180	$21,101	$18,679

Annualized net income return on average common equity %	22.9	26.3	17.0	25.4
Annualized operating return on average common equity %	18.2	20.5	14.8	20.5
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

ARCH CAPITAL	43	2025 SECOND QUARTER FORM 10-Q

The following tables set forth our insurance segment’s underwriting results:

	Three Months Ended June 30,
	2025	2024	% Change
Gross premiums written	$2,681	$2,102	27.5
Premiums ceded	(645)	(544)
Net premiums written	2,036	1,558	30.7
Change in unearned premiums	(67)	(80)
Net premiums earned	1,969	1,478	33.2
Other underwriting income (1)	13	—
Losses and loss adjustment expenses	(1,178)	(848)
Acquisition expenses	(387)	(288)
Other operating expenses	(288)	(233)
Underwriting income (loss)	$129	$109	18.3

Underwriting Ratios			% Point Change
Loss ratio	59.8%	57.3%	2.5
Acquisition expense ratio	19.6%	19.5%	0.1
Other operating expense ratio (2)	14.0%	15.8%	(1.8)
Combined ratio	93.4%	92.6%	0.8
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ for the 2025 period includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.

	Six Months Ended June 30,
	2025	2024	% Change
Gross premiums written	$5,326	$4,228	26.0
Premiums ceded	(1,357)	(1,128)
Net premiums written	3,969	3,100	28.0
Change in unearned premiums	(140)	(171)
Net premiums earned	3,829	2,929	30.7
Other underwriting income (1)	16	—
Losses and loss adjustment expenses	(2,406)	(1,702)
Acquisition expenses	(730)	(564)
Other operating expenses	(582)	(468)
Underwriting income (loss)	$127	$195	(34.9)

Underwriting Ratios			% Point Change
Loss ratio	62.8%	58.1%	4.7
Acquisition expense ratio	19.1%	19.2%	(0.1)
Other operating expense ratio (2)	14.8%	16.0%	(1.2)
Combined ratio	96.7%	93.3%	3.4
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ for the 2025 period includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.
Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended June 30,
	2025		2024
	Amount	%	Amount	%
North America
Property and short-tail specialty	$369	18.1	$276	17.7
Other liability - occurrence	366	18.0	224	14.4
Other liability - claims made	206	10.1	215	13.8
Commercial multi-peril	205	10.1	62	4.0
Commercial automobile	165	8.1	123	7.9
Workers compensation	130	6.4	112	7.2
Other	89	4.4	75	4.8
Total North America	1,530	75.1	1,087	69.8

International
Property and short-tail specialty	$278	13.7	$260	16.7
Casualty and other	228	11.2	211	13.5
Total International	506	24.9	471	30.2
Total	$2,036	100.0	$1,558	100.0
2025 Second Quarter versus 2024 Period. Gross premiums written by the insurance segment in the 2025 second quarter were 27.5% higher than in the 2024 second quarter (3.6% excluding the MCE Acquisition), while net premiums written were 30.7% higher than in the 2024 second quarter (1.7% excluding the MCE Acquisition).

	Six Months Ended June 30,
	2025		2024
	Amount	%	Amount	%
North America
Property and short-tail specialty	$717	18.1	$560	18.1
Other liability - occurrence	696	17.5	407	13.1
Other liability - claims made	355	8.9	415	13.4
Commercial multi-peril	403	10.2	103	3.3
Commercial automobile	326	8.2	235	7.6
Workers compensation	283	7.1	255	8.2
Other	165	4.2	144	4.6
Total North America	2,945	74.2	2,119	68.4

International
Property and short-tail specialty	$545	13.7	$528	17.0
Casualty and other	479	12.1	453	14.6
Total International	1,024	25.8	981	31.6
Total	$3,969	100.0	$3,100	100.0
Six Months Ended June 30, 2025 versus 2024 period. Gross premiums written by the insurance segment for the six months ended June 30, 2025 were 26.0% higher than in the 2024 period, while net premiums written were 28.0% higher than in the 2024 period (1.5% excluding the MCE Acquisition).

ARCH CAPITAL	44	2025 SECOND QUARTER FORM 10-Q

Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended June 30,
	2025		2024
	Amount	%	Amount	%
North America
Property and short-tail specialty	$363	18.4	$264	17.9
Other liability - occurrence	338	17.2	175	11.8
Other liability - claims made	186	9.4	208	14.1
Commercial multi-peril	203	10.3	57	3.9
Commercial automobile	147	7.5	106	7.2
Workers compensation	147	7.5	132	8.9
Other	71	3.6	75	5.1
Total North America	1,455	73.9	1,017	68.8

International
Property and short-tail specialty	$272	13.8	$248	16.8
Casualty and other	242	12.3	213	14.4
Total International	514	26.1	461	31.2
Total	$1,969	100.0	$1,478	100.0

	Six Months Ended June 30,
	2025		2024
	Amount	%	Amount	%
North America
Property and short-tail specialty	$696	18.2	527	18.0
Other liability - occurrence	667	17.4	350	11.9
Other liability - claims made	378	9.9	420	14.3
Commercial multi-peril	404	10.6	100	3.4
Commercial automobile	292	7.6	207	7.1
Workers compensation	278	7.3	259	8.8
Other	143	3.7	156	5.3
Total North America	2,858	74.6	2,019	68.9

International
Property and short-tail specialty	$508	13.3	486	16.6
Casualty and other	463	12.1	424	14.5
Total International	971	25.4	910	31.1
Total	$3,829	100.0	$2,929	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters. Net premiums earned for the 2025 second quarter were 33.2% higher than in the 2024 second quarter (6.8% excluding the MCE Acquisition) while net premiums earned for the six months ended June 30, 2025 were 30.7% higher than in the 2024 period (4.3% excluding the MCE Acquisition).
Other Underwriting Income.
Other underwriting income, which includes revenue earned from underwriting-related activities covered under existing service contracts, was $13 million for the 2025 second quarter, compared to nil for the 2024 second quarter, and $16 million for the six months ended June 30, 2025, compared to nil for the 2024 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Current year	60.2%	57.6%	63.4%	58.6%
Prior period reserve development	(0.4)%	(0.3)%	(0.6)%	(0.5)%
Loss ratio	59.8%	57.3%	62.8%	58.1%
Current Year Loss Ratio.
2025 Second Quarter versus 2024 Period. The insurance segment’s current year loss ratio in the 2025 second quarter was 2.6 points higher than in the 2024 second quarter. The 2025 second quarter loss ratio reflected 2.9 points of current year catastrophic activity, compared to 2.0 points of current year catastrophic activity in the 2024 second quarter. The current year loss ratio for the 2025 second quarter also reflected the impact of the MCE Acquisition and changes in mix of business.
Six Months Ended June 30, 2025 versus 2024 Period. The insurance segment’s current year loss ratio for the six months ended June 30, 2025 was 4.8 points higher than in the 2024 period and reflected 6.1 points of current year catastrophic activity, primarily related to the California wildfires, compared to 1.9 points in the 2024 period. The current year loss ratio for the 2025 period also reflected the impact of the MCE Acquisition and changes in mix of business.

ARCH CAPITAL	45	2025 SECOND QUARTER FORM 10-Q

Prior Period Reserve Development.
The insurance segment’s net favorable development was $8 million, or 0.4 points, for the 2025 second quarter, compared to $5 million, or 0.3 points, for the 2024 second quarter, and $25 million, or 0.6 points, for the six months ended June 30, 2025, compared to $15 million, or 0.5 points, for the 2024 period. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
2025 Second Quarter versus 2024 Period. The insurance segment’s underwriting expense ratio was 33.6% in the 2025 second quarter, compared to 35.3% in the 2024 second quarter, with the decrease reflecting growth in net premiums earned. The impact of the MCE Acquisition lowered the current year underwriting expense ratio by approximately 0.6 points, due to efficiencies of scale in operating expenses and, to a lesser extent, to the effects of the fair value estimation of the assets acquired at closing, including the non-recognition of deferred acquisition costs.
Six Months Ended June 30, 2025 versus 2024 period. The insurance segment’s underwriting expense ratio was 33.9% for the six months ended June 30, 2025, compared to 35.2% for the 2024 period, with the decrease reflecting growth in net premiums earned. The impact of the MCE Acquisition lowered the current year underwriting expense ratio by approximately 1.1 points.
Reinsurance Segment
The Company’s reinsurance segment offers reinsurance products on a worldwide basis. Lines of business include: casualty; marine and aviation; specialty; property catastrophe; property excluding property catastrophe; and other.
The following tables set forth our reinsurance segment’s underwriting results:

	Three Months Ended June 30,
	2025	2024	% Change
Gross premiums written	$3,196	$2,941	8.7
Premiums ceded	(1,137)	(994)
Net premiums written	2,059	1,947	5.8
Change in unearned premiums	28	(167)
Net premiums earned	2,087	1,780	17.2
Other underwriting income (1)	46	1
Losses and loss adjustment expenses	(1,128)	(1,006)
Acquisition expenses	(436)	(345)
Other operating expenses	(118)	(64)
Underwriting income	$451	$366	23.2

Underwriting Ratios			% Point Change
Loss ratio	54.1%	56.5%	(2.4)
Acquisition expense ratio	20.9%	19.4%	1.5
Other operating expense ratio (2)	3.5%	3.6%	(0.1)
Combined ratio	78.5%	79.5%	(1.0)
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ for the 2025 period includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.

ARCH CAPITAL	46	2025 SECOND QUARTER FORM 10-Q

	Six Months Ended June 30,
	2025	2024	% Change
Gross premiums written	$6,690	$6,408	4.4
Premiums ceded	(2,315)	(2,195)
Net premiums written	4,375	4,213	3.8
Change in unearned premiums	(260)	(767)
Net premiums earned	4,115	3,446	19.4
Other underwriting income (1)	85	3
Losses and loss adjustment expenses	(2,484)	(1,889)
Acquisition expenses	(853)	(676)
Other operating expenses	(245)	(139)
Underwriting income (loss)	$618	$745	(17.0)

Underwriting Ratios			% Point Change
Loss ratio	60.4%	54.8%	5.6
Acquisition expense ratio	20.7%	19.6%	1.1
Other operating expense ratio (2)	3.9%	4.0%	(0.1)
Combined ratio	85.0%	78.4%	6.6
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ for the 2025 period includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.
Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended June 30,
	2025		2024
	Amount	%	Amount	%
Specialty	$729	35.4	$539	27.7
Property catastrophe	484	23.5	472	24.2
Property excluding property catastrophe	430	20.9	585	30.0
Casualty	308	15.0	261	13.4
Marine and aviation	68	3.3	59	3.0
Other	40	1.9	31	1.6
Total	$2,059	100.0	$1,947	100.0
2025 Second Quarter versus 2024 Period. Gross premiums written by the reinsurance segment in the 2025 second quarter were 8.7% higher than in the 2024 second quarter, while net premiums written were 5.8% higher than in the 2024 second quarter. The growth in net premiums written primarily reflected increases in most lines of business, due in part to rate increases, new business opportunities and growth in existing accounts.

	Six Months Ended June 30,
	2025		2024
	Amount	%	Amount	%
Specialty	$1,323	30.2	$1,379	32.7
Property catastrophe	961	22.0	822	19.5
Property excluding property catastrophe	1,011	23.1	1,152	27.3
Casualty	807	18.4	604	14.3
Marine and aviation	189	4.3	188	4.5
Other	84	1.9	68	1.6
Total	$4,375	100.0	$4,213	100.0
Six Months Ended June 30, 2025 versus 2024 period. Gross premiums written by the reinsurance segment for the six months ended June 30, 2025 were 4.4% higher than in the 2024 period, while net premiums written were 3.8% higher than in the 2024 period. The growth in net premiums written reflected increases in most lines of business, due in part to rate increases, new business opportunities and growth in existing accounts.
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended June 30,
	2025		2024
	Amount	%	Amount	%
Specialty	$760	36.4	$659	37.0
Property catastrophe	260	12.5	246	13.8
Property excluding property catastrophe	587	28.1	520	29.2
Casualty	355	17.0	269	15.1
Marine and aviation	82	3.9	60	3.4
Other	43	2.1	26	1.5
Total	$2,087	100.0	$1,780	100.0

	Six Months Ended June 30,
	2025		2024
	Amount	%	Amount	%
Specialty	$1,487	36.1	$1,246	36.2
Property catastrophe	566	13.8	480	13.9
Property excluding property catastrophe	1,135	27.6	1,006	29.2
Casualty	680	16.5	516	15.0
Marine and aviation	162	3.9	134	3.9
Other	85	2.1	64	1.9
Total	$4,115	100.0	$3,446	100.0
Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned reflect changes in net premiums written over the previous five quarters. Net premiums earned for the 2025 second quarter were 17.2% higher than in the 2024 second quarter, while net premiums earned for the six months ended June 30, 2025 were 19.4% higher than in the 2024 period.

ARCH CAPITAL	47	2025 SECOND QUARTER FORM 10-Q

Other Underwriting Income.
Other underwriting income, which includes revenue earned from underwriting-related activities covered under existing service contracts, was $46 million for the 2025 second quarter, compared to $1 million for the 2024 second quarter, and $85 million for the six months ended June 30, 2025, compared to $3 million for the 2024 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Current year	58.0%	58.4%	65.3%	57.0%
Prior period reserve development	(3.9)%	(1.9)%	(4.9)%	(2.2)%
Loss ratio	54.1%	56.5%	60.4%	54.8%
Current Year Loss Ratio.
2025 Second Quarter versus 2024 Period. The reinsurance segment’s current year loss ratio in the 2025 second quarter was 0.4 points lower than in the 2024 second quarter. The 2025 second quarter loss ratio reflected 5.5 points of current year catastrophic activity, compared to 10.0 points of current year catastrophic activity in the 2024 second quarter. The current year loss ratio for the 2025 second quarter also reflected a higher level of attritional losses and changes in the mix of business.
Six Months Ended June 30, 2025 versus 2024 Period. The reinsurance segment’s current year loss ratio for the six months ended June 30, 2025 was 8.3 points higher than in the 2024 period and reflected 13.5 points of current year catastrophic activity primarily related to the California wildfires, compared to 6.1 points in the 2024 period. The current year loss ratio for the 2025 period and also reflected the impact of rate increases and changes in mix of business.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $81 million, or 3.9 points, for the 2025 second quarter, compared to $34 million, or 1.9 points, for the 2024 second quarter, and $200 million, or 4.9 points, for the six months ended June 30, 2025, compared to $74 million, or 2.2 points, for the 2024 period. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
2025 Second Quarter versus 2024 Period. The underwriting expense ratio for the reinsurance segment was 24.4% in the 2025 second quarter, compared to 23.0% in the 2024 second quarter, with the increase primarily reflecting lower profit and sliding scale commissions on ceded business in the 2025 second quarter.
Six Months Ended June 30, 2025 versus 2024 period. The underwriting expense ratio for the reinsurance segment was 24.6% for the six months ended June 30, 2025, compared to 23.6% for the 2024 period. The increase in the 2025 period primarily reflected lower profit and sliding scale commissions on ceded business.
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
The following tables set forth our mortgage segment’s underwriting results:

	Three Months Ended June 30,
	2025	2024	% Change
Gross premiums written	$323	$340	(5.0)
Premiums ceded	(70)	(64)
Net premiums written	253	276	(8.3)
Change in unearned premiums	28	31
Net premiums earned	281	307	(8.5)
Other underwriting income (1)	3	2
Losses and loss adjustment expenses	3	27
Acquisition expenses	(1)	—
Other operating expenses	(48)	(49)
Underwriting income	$238	$287	(17.1)

Underwriting Ratios			% Point Change
Loss ratio	(1.2)%	(8.6)%	7.4
Acquisition expense ratio	0.4%	0.1%	0.3
Other operating expense ratio (2)	16.0%	15.9%	0.1
Combined ratio	15.2%	7.4%	7.8
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ for the 2025 period includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.

ARCH CAPITAL	48	2025 SECOND QUARTER FORM 10-Q

	Six Months Ended June 30,
	2025	2024	% Change
Gross premiums written	$649	$681	(4.7)
Premiums ceded	(130)	(128)
Net premiums written	519	553	(6.1)
Change in unearned premiums	62	59
Net premiums earned	581	612	(5.1)
Other underwriting income (1)	14	12
Losses and loss adjustment expenses	—	36
Acquisition expenses	(5)	—
Other operating expenses	(100)	(102)
Underwriting income	$490	$558	(12.2)

Underwriting Ratios			% Point Change
Loss ratio	—%	(5.8)%	5.8
Acquisition expense ratio	0.9%	0.1%	0.8
Other operating expense ratio (2)	14.9%	16.7%	(1.8)
Combined ratio	15.8%	11.0%	4.8
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ for the 2025 period includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.
Premiums Written.
The following tables set forth our mortgage segment’s net premiums written by major line of business:

	Three Months Ended June 30,
	2025		2024
	Amount	%	Amount	%
U.S. primary mortgage insurance	$184	72.7	$201	72.8
U.S. credit risk transfer (CRT) and other	51	20.2	51	18.5
International mortgage insurance/ reinsurance	18	7.1	24	8.7
Total	$253	100.0	$276	100.0
2025 Second Quarter versus 2024 Period. Gross premiums written by the mortgage segment in the 2025 second quarter were 5.0% lower than in the 2024 second quarter, while net premiums written were 8.3% lower than in the 2024 second quarter. The reduction in net premiums written in the 2025 second quarter primarily reflected a one-time $15 million expense related to the tender offer of certain Bellemeade Re mortgage insurance linked notes and to a lesser extent a lower level of mortgage originations, mostly in our international businesses.

	Six Months Ended June 30,
	2025		2024
	Amount	%	Amount	%
U.S. primary mortgage insurance	$387	74.6	$403	72.9
U.S. credit risk transfer (CRT) and other	101	19.5	107	19.3
International mortgage insurance/ reinsurance	31	6.0	43	7.8
Total	$519	100.0	$553	100.0
Six Months Ended June 30, 2025 versus 2024 Period. Gross premiums written by the mortgage segment for the six months ended June 30, 2025 were 4.7% lower than in the 2024 period, while net premiums written for the six months ended June 30, 2025 were 6.1% lower than in the 2024 period. The reduction in net premiums written in the 2025 period primarily reflected a lower level of mortgage originations, mostly in our international businesses and a one-time $15 million expense related to the tender offer of certain Bellemeade Re mortgage insurance linked notes.
The persistency rate was 81.9% for the Arch MI U.S. portfolio of primary mortgage insurance policies at June 30, 2025, compared to 83.3% at June 30, 2024. The persistency rate represents the percentage of mortgage insurance in force at the beginning of a 12 month period that remains in force at the end of such period.
The following tables provide details on the new insurance written (“NIW”) generated by Arch MI U.S. NIW represents the original principal balance of all loans that received coverage during the period.

ARCH CAPITAL	49	2025 SECOND QUARTER FORM 10-Q

	Three Months Ended June 30,
	2025		2024
	Amount	%	Amount	%
Total new insurance written (NIW)	$12,254		$13,799

Credit quality (FICO):
>=740	$9,411	76.8	$9,726	70.5
680-739	2,527	20.6	3,641	26.4
620-679	313	2.6	430	3.1
<620	3	0.0	2	0.0
Total	$12,254	100.0	$13,799	100.0

Loan-to-value (LTV):
95.01% and above	$814	6.6	$1,014	7.3
90.01% to 95.00%	5,632	46.0	7,234	52.4
85.01% to 90.00%	3,945	32.2	4,047	29.3
85.00% and below	1,863	15.2	1,504	10.9
Total	$12,254	100.0	$13,799	100.0

Monthly vs. single:
Monthly	$11,779	96.1	$12,764	92.5
Single	475	3.9	1,035	7.5
Total	$12,254	100.0	$13,799	100.0

Purchase vs. refinance:
Purchase	$11,633	94.9	$13,588	98.5
Refinance	621	5.1	211	1.5
Total	$12,254	100.0	$13,799	100.0

	Six Months Ended June 30,
	2025		2024
	Amount	%	Amount	%
Total new insurance written (NIW)	$21,444		$23,135

Credit quality (FICO):
>=740	$16,246	75.8	$16,090	69.5
680-739	4,630	21.6	6,301	27.2
620-679	562	2.6	741	3.2
<620	6	0.0	3	0.0
Total	$21,444	100.0	$23,135	100.0

Loan-to-value (LTV):
95.01% and above	$1,570	7.3	$1,556	6.7
90.01% to 95.00%	10,006	46.7	12,474	53.9
85.01% to 90.00%	6,865	32.0	6,671	28.8
85.01% and below	3,003	14.0	2,434	10.5
Total	$21,444	100.0	$23,135	100.0

Monthly vs. single:
Monthly	$20,276	94.6	$21,680	93.7
Single	1,168	5.4	1,455	6.3
Total	$21,444	100.0	$23,135	100.0

Purchase vs. refinance:
Purchase	$20,428	95.3	$22,755	98.4
Refinance	1,016	4.7	380	1.6
Total	$21,444	100.0	$23,135	100.0
Net Premiums Earned.
The following tables set forth our mortgage segment’s net premiums earned by major line of business:

	Three Months Ended June 30,
	2025		2024
	Amount	%	Amount	%
U.S. primary mortgage insurance	$188	66.9	$209	68.1
U.S. credit risk transfer (CRT) and other	51	18.1	51	16.6
International mortgage insurance/ reinsurance	42	14.9	47	15.3
Total	$281	100.0	$307	100.0
2025 Second Quarter versus 2024 Period. Net premiums earned for the 2025 second quarter were 8.5% lower than in the 2024 second quarter, reflecting changes in net premiums written over the previous five quarters. The decrease in net premiums earned in the 2025 period primarily reflected a one-time $15 million expense related to the tender offer of certain Bellemeade Re mortgage insurance linked notes and a lower level of mortgage originations, mostly in our international businesses.

	Six Months Ended June 30,
	2025		2024
	Amount	%	Amount	%
U.S. primary mortgage insurance	$397	68.3	$415	67.8
U.S. credit risk transfer (CRT) and other	101	17.4	107	17.5
International mortgage insurance/ reinsurance	83	14.3	90	14.7
Total	$581	100.0	$612	100.0
Six Months Ended June 30, 2025 versus 2024 Period. For the six months ended June 30, 2025, net premiums earned were 5.1% lower than in the 2024 period. The decrease in net premiums earned in the 2025 period primarily reflected a one-time $15 million expense related to the tender offer of certain Bellemeade Re mortgage insurance linked notes and a lower level of mortgage originations, mostly in our international businesses.
Other Underwriting Income.
Other underwriting income, which is primarily related to GSE credit risk-sharing transactions, was $3 million for the 2025 second quarter, compared to $2 million for the 2024 second quarter, and $14 million for the six months ended June 30, 2025, compared to $12 million for the 2024 period.

ARCH CAPITAL	50	2025 SECOND QUARTER FORM 10-Q

Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Current year	21.6%	18.3%	21.6%	19.8%
Prior period reserve development	(22.8)%	(26.9)%	(21.6)%	(25.6)%
Loss ratio	(1.2)%	(8.6)%	—%	(5.8)%
Current Year Loss Ratio.
2025 Second Quarter versus 2024 Period. The mortgage segment’s current year loss ratio was 3.3 points higher in the 2025 second quarter than in the 2024 second quarter. The higher current year loss ratio for the 2025 second quarter reflected slightly higher new delinquencies and the impact of the Bellemeade Re tender offers noted above.
Six Months Ended June 30, 2025 versus 2024 Period. The mortgage segment’s current year loss ratio was 1.8 points higher for the six months ended June 30, 2025 than for the 2024 period. The higher current year loss ratio for the 2025 period reflected slightly higher new delinquencies and the impact of the Bellemeade Re tender offers noted above.
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $64 million, or 22.8 points, for the 2025 second quarter, compared to $82 million, or 26.9 points, for the 2024 second quarter, and $125 million, or 21.6 points, for the six months ended June 30, 2025, compared to $156 million, or 25.6 points, for the 2024 period. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
2025 Second Quarter versus 2024 Period. The underwriting expense ratio for the mortgage segment was 16.4% in the 2025 second quarter, compared to 16.0% in the 2024 second quarter.
Six Months Ended June 30, 2025 versus 2024 period. The underwriting expense ratio for the mortgage segment was 15.8% for the six months ended June 30, 2025, compared to 16.8% for the 2024 period.
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
Net Investment Income.
The components of net investment income were derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Fixed maturities	$360	$306	$702	$586
Short-term investments	24	35	50	64
Equity securities	10	10	21	18
Other (1)	35	35	63	68
Gross investment income	429	386	836	736
Investment expenses (2)	(24)	(22)	(53)	(45)
Net investment income	$405	$364	$783	691
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.
(2)        Investment expenses were approximately 0.25% of average invested assets for the 2025 second quarter, compared to 0.26% for the 2024 second quarter, and 0.28% for the six months ended June 30, 2025, compared to 0.27% for the 2024 period.
The higher level of net investment income for the 2025 periods primarily reflected growth in average invested assets, due in part to strong operating cash flows. Net cash flow from operating activities contributed $2.6 billion for the six months ended June 30, 2025. The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 4.25% for the 2025 second quarter, compared to 4.39% for the 2024 second quarter, and 4.19% for the six months ended June 30, 2025, compared to 4.36% for the 2024 period.

ARCH CAPITAL	51	2025 SECOND QUARTER FORM 10-Q

Corporate Expenses.
Corporate expenses were $29 million for the 2025 second quarter, compared to $23 million for the 2024 second quarter, and $79 million for the six months ended June 30, 2025, compared to $69 million for the 2024 period. Such amounts primarily represent certain holding company costs necessary to support our worldwide operations and costs associated with operating as a publicly traded company. The increase in corporate expenses was primarily due to higher incentive compensation costs.
Transaction Costs and Other.
Transaction costs and other for the 2025 second quarter was $18 million, consistent with $18 million for the 2024 second quarter, and $28 million for the six months ended June 30, 2025, compared to $25 million for the 2024 period. Amounts in both periods primarily includes direct costs related to the MCE Acquisition.
Other Income or Losses.
Other income for the 2025 second quarter was $18 million, compared to an income of $8 million for the 2024 second quarter, and income of $16 million for the six months ended June 30, 2025, compared to $22 million for the 2024 period. Amounts in both periods primarily reflect changes in the cash surrender value of our investment in corporate-owned life insurance.
Amortization of Intangible Assets.
Amortization of intangible assets for the 2025 second quarter was $48 million, compared to $27 million for the 2024 second quarter, and $97 million for the six months ended June 30, 2025, compared to $48 million for the 2024 period. The increase in the 2025 periods was primarily related to the MCE Acquisition.
Interest Expense.
Interest expense was $38 million for the 2025 second quarter, compared to $35 million for the 2024 second quarter, and $73 million for the six months ended June 30, 2025, compared to $69 million for the 2024 period. Interest expense primarily reflects amounts related to our outstanding senior notes.
Net Realized Gains or Losses.
Net realized gains for the 2025 second quarter were $229 million, compared to net realized gains of $122 million for the 2024 second quarter. Net realized gains were $232 million for the six months ended June 30, 2025, compared to net realized gains of $189 million for the 2024 period. Amounts in both periods reflected sales of investments as well as the impact of financial market movements on the Company’s equity securities and investments accounted for under the fair value option method. Currently, our portfolio is actively managed to maximize total return within certain guidelines. Amounts in the 2025 periods also include losses related to the anticipated sale of certain alternative investments accounted for under the equity method. The effect of financial market movements on the investment portfolio will directly impact net realized gains or losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations.
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
Equity in Net Income or Losses of Investments Accounted for Using the Equity Method.
Equity in net income of investments accounted for using the equity method was $162 million in the 2025 second quarter, compared to $167 million for the 2024 second quarter, and $215 million for the six months ended June 30, 2025, compared to $266 million for the 2024 period. Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Investment funds accounted for using the equity method totaled $6.6 billion at June 30, 2025, compared to $6.0 billion at December 31, 2024. See note 8, “Investment Information—Investments Accounted For Using the Equity Method,” to our consolidated financial statements for additional information.

ARCH CAPITAL	52	2025 SECOND QUARTER FORM 10-Q

Net Foreign Exchange Gains or Losses.
Net foreign exchange losses for the 2025 second quarter were $88 million, compared to gains of $1 million for the 2024 second quarter. Net foreign exchange losses for the six months ended June 30, 2025 were $115 million, compared to gains of $32 million for the 2024 period. Amounts in both periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income or loss before income taxes, including income or loss from operating affiliates, resulted in an expense of 14.7% for the 2025 second quarter, compared to an expense of 7.1% for the 2024 second quarter, and an expense of 15.6% for the six months ended June 30, 2025, compared to an expense of 7.7% for the 2024 period. The year-over-year increase is primarily attributed to the Government of Bermuda enacting the Corporate Income Tax Act 2023, which established a 15% corporate income tax effective January 1, 2025. See note 14, “Income Taxes” to our consolidated financial statements for additional information.
Income or Losses from Operating Affiliates.
Income from operating affiliates for the 2025 second quarter was $40 million, compared to income of $45 million for the 2024 second quarter, and income of $57 million for the six months ended June 30, 2025, compared to income of $100 million for the 2024 period. Such amounts primarily related to the Company’s investment in Somers Group Holdings Ltd. (“Somers”) and Coface SA. The decrease in income from operating affiliates in the 2025 second quarter was primarily driven by lower level of affiliated income from Somers, partly due to the impact of California wildfires. See note 8, “Investment Information—Investments in Operating Affiliates,” to our consolidated financial statements for additional information.
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
FINANCIAL CONDITION

Investable Assets Held by Arch
At June 30, 2025, approximately $28.0 billion, or 62%, of total investable assets held by Arch were internally managed, compared to $25.6 billion, or 62%, at December 31, 2024. See note 8, “Investment Information” to our consolidated financial statements for additional information.
The following table summarizes the duration and average credit quality of fixed income assets held by Arch:

	June 30, 2025	December 31, 2024
Average effective fixed maturities duration (in years)	3.48	3.31
Average S&P/Moody’s credit ratings (1)	AA-/Aa3	AA-/Aa3
(1)Average credit ratings on our investment portfolio on securities with ratings assigned by S&P and Moody’s.
The following table provides the credit quality distribution of our fixed maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
June 30, 2025
U.S. government and gov’t agencies (1)	$8,355	26.7
AAA	4,745	15.1
AA	2,491	7.9
A	6,645	21.2
BBB	6,673	21.3
BB	1,110	3.5
B	657	2.1
Lower than B	30	0.1
Not rated	635	2.0
Total	$31,341	100.0

December 31, 2024
U.S. government and gov’t agencies (1)	$7,498	26.9
AAA	4,330	15.5
AA	2,285	8.2
A	5,138	18.4
BBB	6,467	23.2
BB	978	3.5
B	458	1.6
Lower than B	28	0.1
Not rated	707	2.5
Total	$27,889	100.0
(1)Includes U.S. government-sponsored agency residential mortgage-backed securities and agency commercial mortgage-backed securities.

ARCH CAPITAL	53	2025 SECOND QUARTER FORM 10-Q

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
June 30, 2025
0-10%	$8,282	$(237)	60.2
10-20%	1,052	(150)	38.1
20-30%	18	(6)	1.5
Greater than 30%	1	(1)	0.3
Total	$9,353	$(394)	100.0

December 31, 2024
0-10%	$16,044	$(453)	65.5
10-20%	1,357	(216)	31.2
20-30%	70	(20)	2.9
Greater than 30%	6	(3)	0.4
Total	$17,477	$(692)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at June 30, 2025, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
JPMorgan Chase & Co.	$417	A/A1
Morgan Stanley	367	A/A1
Bank of America Corporation	357	A-/A1
The Goldman Sachs Group, Inc.	263	A-/A2
Wells Fargo & Company	261	BBB+/A1
Citigroup Inc.	214	A-/A2
Philip Morris International Inc.	206	A-/A2
The Toronto-Dominion Bank	181	A-/A2
Blue Owl Capital Inc.	176	BBB-/Baa3
Deutsche Telekom AG	149	BBB/Baa2
Total	$2,591
(1)Average credit ratings as assigned by S&P and Moody’s, respectively.
The following table provides information on our structured securities, which includes residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
June 30, 2025
RMBS	$1,759	$627	$—	$2,386
CMBS	6	764	68	838
ABS	—	2,593	177	2,770
Total	$1,765	$3,984	$245	$5,994

December 31, 2024
RMBS	$769	$310	$—	$1,079
CMBS	7	959	92	1,058
ABS	—	2,667	233	2,900
Total	$776	$3,936	$325	$5,037
The following table summarizes our equity securities, which include investments in exchange traded funds:

	June 30, 2025	December 31, 2024
Equities (1)	$1,180	$1,041
Exchange traded funds
Fixed income (2)	310	428
Equity and other (3)	230	213
Total	$1,720	$1,682
(1)Primarily in technology, communications, consumer non-cyclical, financial and industrial sectors at June 30, 2025.
(2)Primarily in structured and corporate exposures at June 30, 2025.
(3)Primarily in technology, financials, consumer cyclical, communications and healthcare sectors at June 30, 2025.

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

ARCH CAPITAL	54	2025 SECOND QUARTER FORM 10-Q

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
Reinsurance
The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses (“LAE”) with unaffiliated reinsurers were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Premiums written:
Direct	$2,581	$2,521	$5,173	$5,007
Assumed	3,615	2,861	7,486	6,308
Ceded	(1,848)	(1,601)	(3,796)	(3,449)
Net	$4,348	$3,781	$8,863	$7,866

Premiums earned:
Direct	$2,560	$2,417	$5,020	$4,758
Assumed	3,332	2,483	6,559	4,858
Ceded	(1,555)	(1,335)	(3,054)	(2,629)
Net	$4,337	$3,565	$8,525	$6,987

Losses and LAE:
Direct	$1,464	$1,200	$2,741	$2,599
Assumed	1,624	1,196	4,195	2,460
Ceded	(785)	(569)	(2,046)	(1,504)
Net	$2,303	$1,827	$4,890	$3,555
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
The following table summarizes the respective coverages and retentions at June 30, 2025:

Bellemeade Entities (Issue Date)	Initial Coverage at Issuance	Current Coverage	Remaining Retention, Net
2021-3 Ltd. (1)	639	224	131
2022-1 Ltd. (2)	317	73	138
2022-2 Ltd. (3)	327	153	194
2023-1 Ltd. (4)	233	218	171
2024-1 Ltd. (5)	204	204	167
Total	$1,720	$872	$801
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

ARCH CAPITAL	55	2025 SECOND QUARTER FORM 10-Q

At June 30, 2025 and December 31, 2024, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	June 30, 2025	December 31, 2024
Insurance segment:
Case reserves	$3,641	$3,730
IBNR reserves	8,870	8,238
Total net reserves	12,511	11,968
Reinsurance segment:
Case reserves	2,787	2,721
Additional case reserves	1,021	806
IBNR reserves	6,795	5,580
Total net reserves	10,603	9,107
Mortgage segment:
Case reserves	324	331
IBNR reserves	138	142
Total net reserves	462	473
Total:
Case reserves	6,752	6,782
Additional case reserves	1,021	806
IBNR reserves	15,803	13,960
Total net reserves	$23,576	$21,548
At June 30, 2025 and December 31, 2024, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2025	December 31, 2024
Insurance segment:
Multi-line and other specialty	$4,399	$4,105
Third party occurrence business	4,369	4,104
Third party claims-made business	2,810	2,630
Property, energy, marine and aviation	933	1,129
Total net reserves	$12,511	$11,968
At June 30, 2025 and December 31, 2024, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2025	December 31, 2024
Reinsurance segment:
Casualty	$3,463	$3,089
Specialty	3,416	2,791
Property excluding property catastrophe	2,033	1,778
Property catastrophe	985	845
Marine and aviation	552	461
Other	154	143
Total net reserves	$10,603	$9,107
At June 30, 2025 and December 31, 2024, the mortgage segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2025	December 31, 2024
Mortgage segment:
U.S. primary mortgage insurance (1)	$324	$333
U.S. credit risk transfer (CRT) and other	77	85
International mortgage insurance/ reinsurance	61	55
Total net reserves	$462	$473
(1)    At June 30, 2025, 30.3% of total net reserves represents policy years 2015 and prior and the remainder from later policy years. At December 31, 2024, 36.1% of total net reserves represent policy years 2015 and prior and the remainder from later policy years.
Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$286,410	57.7	$290,435	58.0
U.S. credit risk transfer (CRT) and other	145,883	29.4	145,892	29.1
International mortgage insurance/reinsurance	64,374	13.0	64,822	12.9
Total	$496,667	100.0	$501,149	100.0

Risk In Force (RIF) (2):
U.S. primary mortgage insurance	$74,948	85.1	$76,034	85.3
U.S. credit risk transfer (CRT) and other	5,892	6.7	5,876	6.6
International mortgage insurance/reinsurance	7,221	8.2	7,215	8.1
Total	$88,061	100.0	$89,125	100.0
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

ARCH CAPITAL	56	2025 SECOND QUARTER FORM 10-Q

The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at June 30, 2025:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2015 and prior	$17,041	5.9	$4,340	5.8	5.32%
2016	3,809	1.3	959	1.3	3.38%
2017	4,862	1.7	1,298	1.7	3.29%
2018	6,407	2.2	1,668	2.2	3.91%
2019	11,687	4.1	3,066	4.1	2.71%
2020	35,321	12.3	9,636	12.9	1.48%
2021	55,848	19.5	15,137	20.2	1.50%
2022	53,320	18.6	14,173	18.9	1.55%
2023	34,418	12.0	8,867	11.8	1.27%
2024	42,851	15.0	10,700	14.3	0.59%
2025	20,846	7.3	5,104	6.8	0.05%
Total	$286,410	100.0	$74,948	100.0	1.93%
(1)Represents the ending percentage of loans in default.
The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2024:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2015 and prior	$18,329	6.3	$4,670	6.1	5.85%
2016	5,240	1.8	1,371	1.8	3.23%
2017	5,554	1.9	1,489	2.0	3.52%
2018	7,081	2.4	1,843	2.4	4.31%
2019	12,919	4.4	3,386	4.5	2.85%
2020	39,426	13.6	10,718	14.1	1.52%
2021	62,382	21.5	16,620	21.9	1.52%
2022	57,175	19.7	15,113	19.9	1.51%
2023	36,827	12.7	9,479	12.5	1.12%
2024	45,502	15.7	11,345	14.9	0.30%
Total	$290,435	100.0	$76,034	100.0	2.09%
(1)Represents the ending percentage of loans in default.
The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$47,261	63.1	$47,360	62.3
680-739	23,880	31.9	24,688	32.5
620-679	3,479	4.6	3,638	4.8
<620	328	0.4	348	0.5
Total	$74,948	100.0	$76,034	100.0
Weighted average FICO score	749		748

Loan-to-value (LTV):
95.01% and above	$7,361	9.8	$7,420	9.8
90.01% to 95.00%	44,711	59.7	45,311	59.6
85.01% to 90.00%	20,293	27.1	20,637	27.1
85.00% and below	2,583	3.4	2,666	3.5
Total	$74,948	100.0	$76,034	100.0
Weighted average LTV	93.2%		93.2%

Total RIF, net of external reinsurance	$60,436		$60,085

	June 30, 2025		December 31, 2024
	Amount	%	Amount	%
Total RIF by State:
California	$5,894	7.9	$5,989	7.9
Texas	5,432	7.2	5,613	7.4
North Carolina	3,347	4.5	3,355	4.4
Minnesota	3,147	4.2	3,108	4.1
Georgia	3,063	4.1	3,143	4.1
Illinois	3,033	4.0	3,056	4.0
Massachusetts	2,841	3.8	2,885	3.8
Michigan	2,816	3.8	2,855	3.8
Florida	2,714	3.6	2,824	3.7
Ohio	2,702	3.6	2,716	3.6
Other	39,959	53.3	40,490	53.3
Total	$74,948	100.0	$76,034	100.0

ARCH CAPITAL	57	2025 SECOND QUARTER FORM 10-Q

The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics:

(U.S. Dollars in thousands, except policy, loan and claim count)	Six Months Ended
	June 30,
	2025	2024
Roll-forward of insured loans in default:
Beginning delinquent number of loans	22,982	19,457
New notices	22,385	20,434
Cures	(24,005)	(21,423)
Paid claims	(600)	(571)
Acquired delinquent loans (1)	—	2,525
Ending delinquent number of loans (2)	20,762	20,422

Ending number of policies in force (2)	1,073,477	1,123,698

Delinquency rate (2)	1.93%	1.82%

Losses:
Number of claims paid	600	571
Total paid claims	$24,653	$18,342
Average per claim	$41.1	$32.1
Severity (3)	76.0%	67.8%
Average case reserve per default (2)	$16.8	$17.1
(1)Represents delinquent loans related to the acquisition of RMIC Companies, Inc.
(2)Includes first lien primary and pool policies.
(3)Represents total paid claims divided by RIF of loans for which claims were paid.
The risk to capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 8.3 to 1 at June 30, 2025, compared to 7.8 to 1 at December 31, 2024.
Shareholders’ Equity and Book Value per Share
The following table presents the calculation of book value per share:

	June 30, 2025	December 31, 2024
Total shareholders’ equity available to Arch	$23,041	$20,820
Less preferred shareholders’ equity	830	830
Common shareholders’ equity available to Arch	$22,211	$19,990
Common shares and common share equivalents outstanding, net of treasury shares (1)	375.4	376.4
Book value per share	$59.17	$53.11
(1)Excludes the effects of 10.7 million and 12.4 million stock options and 0.3 million and 0.3 million restricted and performance share units outstanding at June 30, 2025 and December 31, 2024, respectively.
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
For the six months ended June 30, 2025, Arch Capital received dividends of $435 million from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda based reinsurer and insurer, which can pay approximately $4.7 billion to Arch Capital during the remainder of 2025 without providing an affidavit to the Bermuda Monetary Authority.
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
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended
	June 30,
	2025	2024
Total cash provided by (used for):
Operating activities	$2,582	$3,082
Investing activities	(2,236)	(2,918)
Financing activities	(369)	(28)
Effects of exchange rate changes on foreign currency cash and restricted cash	71	(7)
Increase (decrease) in cash and restricted cash	$48	$129
Cash provided by operating activities for the six months ended June 30, 2025 was lower than in the 2024 period. Activity for the six months ended June 30, 2025 primarily reflected a higher level of losses paid than in the 2024 period.
Cash used for investing activities for the six months ended June 30, 2025 was lower than in the 2024 period. Activity for the six months ended June 30, 2025 reflected lower net purchases of investments than in the 2024 period, due in part to a higher level of repurchases under our share repurchase program and a higher level of losses paid than in the 2024 period.

ARCH CAPITAL	58	2025 SECOND QUARTER FORM 10-Q

Cash used for financing activities for the six months ended June 30, 2025 was higher than in the 2024 period, primarily due to the higher level of repurchases under our share repurchase program. We repurchased $359 million of our common shares in the 2025 period, compared to nil in the 2024 period.
CAPITAL RESOURCES

The following table provides an analysis of our capital structure:

	June 30, 2025	December 31, 2024
Senior notes	$2,728	$2,728

Shareholders’ equity available to Arch:
Series F non-cumulative preferred shares	$330	$330
Series G non-cumulative preferred shares	500	500
Common shareholders’ equity	22,211	19,990
Total	$23,041	$20,820

Total capital available to Arch	$25,769	$23,548

Debt to total capital (%)	10.6	11.6
Preferred to total capital (%)	3.2	3.5
Debt and preferred to total capital (%)	13.8	15.1
Arch MI U.S. is required to maintain compliance with the GSEs requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements with an estimated PMIER sufficiency ratio of 168% at June 30, 2025, compared to 186% at December 31, 2024. On August 21, 2024, Fannie Mae and Freddie Mac each updated their PMIERs to incorporate new deductions to available assets for investment risk. This update became effective on March 31, 2025, but the impact will be phased in through September 30, 2026. If the GSEs had fully implemented this update to PMIERs as of June 30, 2025, the changes would have reduced the available assets by 17% and resulted in a pro-forma PMIERs sufficiency ratio of 147%.
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
GUARANTOR INFORMATION

The below table provides a description of our senior notes payable at June 30, 2025:

	Interest	Principal	Carrying
Issuer/Due	(Fixed)	Amount	Amount
Arch Capital:
May 1, 2034	7.350%	$300	$298
June 30, 2050	3.635%	1,000	990
Arch-U.S.:
Nov. 1, 2043 (1)	5.144%	500	495
Arch Finance:
Dec. 15, 2026 (1)	4.011%	500	499
Dec. 15, 2046 (1)	5.031%	450	446
Total		$2,750	$2,728
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

ARCH CAPITAL	59	2025 SECOND QUARTER FORM 10-Q

Arch-U.S. and Arch Finance depend on their available cash resources, liquid investments and dividends or other distributions from their subsidiaries or affiliates to make payments, including the payment of debt service obligations and operating expenses they may incur.
The following tables present condensed financial information for Arch Capital (parent guarantor) and Arch-U.S. (subsidiary issuer):

	June 30, 2025		December 31, 2024
	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.
Assets
Total investments	$34	$767	$43	$549
Cash	11	5	13	5
Investment in operating affiliates	3	—	3	—
Due from subsidiaries and affiliates	8	9	6	10
Other assets	120	239	66	101
Total assets	$176	$1,020	$131	$665

Liabilities
Senior notes	1,288	495	1,287	495
Due to subsidiaries and affiliates	6	1,008	11	994
Other liabilities	37	195	48	50
Total liabilities	$1,331	$1,698	$1,346	$1,539

Non-cumulative preferred shares	$830	—	$830	—

	Six Months Ended
	June 30, 2025
	Arch Capital	Arch-U.S.
Revenues
Net investment income	$2	$13
Net realized gains (losses)	—	(1)
Total revenues	2	12

Expenses
Corporate expenses	77	4
Interest expense	29	13
Interest expense (intercompany)	—	29
Total expenses	106	46

Income (loss) before income taxes and income (loss) from operating affiliates	(104)	(34)
Income tax (expense) benefit	48	5
Net income available to Arch	(56)	(29)
Preferred dividends	(20)	—
Net income (loss) available to Arch common shareholders	$(76)	$(29)
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
Based on in-force exposure estimated as of July 1, 2025, our modeled peak zone catastrophe exposure was a windstorm affecting the Florida Tri-County regions, with a net probable maximum pre-tax loss of $1.9 billion, or 8.6% of tangible shareholders’ equity available to Arch, followed by windstorms affecting the Northeastern U.S. and the Gulf of Mexico regions with net probable maximum pre-tax losses of $1.8 billion and $1.5 billion, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes. As of July 1, 2025, our modeled peak zone earthquake exposure (San Francisco earthquake) represented approximately 60% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Germany windstorm) was substantially less than both our peak zone windstorm and earthquake exposures.
We also have significant exposure to losses due to mortgage defaults resulting from severe economic events in the future. For our U.S. mortgage insurance business, we have developed a proprietary risk model (“Realistic Disaster Scenario” or “RDS”) that simulates the maximum loss resulting from a severe economic downturn impacting the housing market. The RDS models the collective impact of

ARCH CAPITAL	60	2025 SECOND QUARTER FORM 10-Q

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
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of tangible shareholders’ equity available to Arch. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of July 1, 2025, our modeled RDS loss was approximately $1.2 billion, or 5.5% of tangible shareholders’ equity available to Arch.
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
MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of June 30, 2025. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks.
An analysis of material changes in market risk exposures at June 30, 2025 that affect the quantitative and qualitative disclosures presented in our 2024 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:
Investment Market Risk
Fixed Income Securities. We invest in interest rate sensitive securities, which are primarily debt securities. We consider the effect of interest rate movements on the fair value of our fixed maturities, short-term investments and certain of our other investments, equity securities and investments accounted for using the equity method which invest in fixed income securities (collectively, “Fixed Income Securities”) and the corresponding change in unrealized appreciation. As interest rates rise, the fair value of our Fixed Income Securities falls, and the converse is also true. Based on historical observations, there is a low probability that all interest rate yield curves would shift in the same direction at the same time. Furthermore, at times interest rate movements in certain credit sectors exhibit a much lower correlation to changes in U.S. Treasury yields. Accordingly, the actual effect of interest rate movements may differ materially from the amounts set forth in the following tables.

ARCH CAPITAL	61	2025 SECOND QUARTER FORM 10-Q

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	—	+50	+100
June 30, 2025
Total fair value	$43.6	$43.0	$42.3	$41.7	$41.1
Change from base	2.9%	1.5%		(1.5)%	(2.9)%
Change in unrealized value	$1.2	$0.6		$(0.6)	$(1.2)

December 31, 2024
Total fair value	$40.0	$39.5	$38.9	$38.4	$37.9
Change from base	2.8%	1.4%		(1.4)%	(2.7)%
Change in unrealized value	$1.1	$0.5		$(0.5)	$(1.1)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Credit Spread Shift in Percentage Points
	-100	-50	—	+50	+100
June 30, 2025
Total fair value	$43.6	$43.0	$42.3	$41.7	$41.1
Change from base	3.0%	1.5%		(1.5)%	(3.0)%
Change in unrealized value	$1.3	$0.6		$(0.6)	$(1.3)

December 31, 2024
Total fair value	$40.0	$39.5	$38.9	$38.4	$37.8
Change from base	2.8%	1.4%		(1.4)%	(2.8)%
Change in unrealized value	$1.1	$0.5		$(0.5)	$(1.1)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR measures the worst expected loss under normal market conditions over a specific time interval at a given confidence level. The 1-year 95th percentile parametric VaR reported herein estimates that 95% of the time, the portfolio loss in a one-year horizon would be less than or equal to the calculated number, stated as a percentage of the measured portfolio’s initial value. The VaR is a variance-covariance based estimate, based on linear sensitivities of a portfolio to a broad set of systematic market risk factors and idiosyncratic risk factors mapped to the portfolio exposures. The relationships between the risk factors are estimated using historical data, and the most recent data points are generally given more weight. As of June 30, 2025, our portfolio’s 95th percentile VaR was estimated to be 6.5%, compared to an estimated 5.6% at December 31, 2024. In periods where the volatility of the risk factors mapped to our portfolio’s exposures is higher due to market conditions, the resulting VaR is higher than in other periods.
Equity Securities. At June 30, 2025 and December 31, 2024, the fair value of our investments in equity securities and certain investments accounted for using the equity method with underlying equity strategies totaled $1.6 billion and $1.5 billion, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $163 million and $149 million at June 30, 2025 and December 31, 2024, respectively, and would have decreased book value per share by approximately $0.43 and $0.40, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $163 million and $149 million at June 30, 2025 and December 31, 2024, respectively, and would have increased book value per share by approximately $0.43 and $0.40, respectively.
Investment-Related Derivatives. At June 30, 2025, the notional value of all derivative instruments (excluding foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $10.2 billion, compared to $5.0 billion at December 31, 2024. If the underlying exposure of each investment-related derivative held at June 30, 2025 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $102 million, and a decrease in book value per share of approximately $0.27 per share, compared to $50 million and $0.13 per share, respectively, on investment-related derivatives held at December 31, 2024. If the underlying exposure of each investment-related derivative held at June 30, 2025 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $102 million, and an increase in book value per share of approximately $0.27 per share, compared to $50 million and $0.13 per share, respectively, on investment-related derivatives held at December 31, 2024. See note 10, “Derivative Instruments,” to our consolidated financial statements for additional disclosures concerning derivatives.
For further discussion on investment activity, please refer to “Financial Condition—Investable Assets.”

ARCH CAPITAL	62	2025 SECOND QUARTER FORM 10-Q

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
The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

	June 30, 2025	December 31, 2024
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(464)	$(815)
Shareholders’ equity denominated in foreign currencies (1)	1,200	1,120
Net foreign currency forward contracts outstanding (2)	279	453
Net exposures denominated in foreign currencies	$1,015	$758

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(102)	$(76)
Book value per share	$(0.27)	$(0.20)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$102	$76
Book value per share	$0.27	$0.20
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

ARCH CAPITAL	63	2025 SECOND QUARTER FORM 10-Q

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
On August 1, 2024, we completed the MCE Acquisition, and we are currently integrating the MCE Acquisition into our internal control system. Consistent with guidance issued by the SEC, we are excluding the internal control over financial reporting of MCE Acquisition from our evaluation of the effectiveness of our disclosure controls and procedures described above as of June 30, 2025. The MCE Acquisition represents 1.4% of total assets, and 7.8% of total revenues as of June 30, 2025.

Changes in Internal Control Over Financial Reporting
Other than the item noted above, there have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of June 30, 2025, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ARCH CAPITAL	64	2025 SECOND QUARTER FORM 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Repurchases of Equity Securities
The following table summarizes our purchases of common shares for the 2025 second quarter:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs ($000’s) (2)
4/1/2025-4/30/2025	1,152,118	$86.80	1,152,038	$700,394
5/1/2025-5/31/2025	84,298	$89.91	84,298	$692,816
6/1/2025-6/30/2025	619,815	$89.84	619,815	$637,143
Total	1,856,231	$87.96	1,856,151
(1)This column represents (in whole shares) open market share repurchases, including an aggregate of 80 shares, nil shares and nil shares repurchased by Arch Capital during April, May and June, respectively, other than through publicly announced plans or programs. We repurchased these shares from employees in order to facilitate the payment of withholding taxes on restricted and performance shares granted and the exercise of stock appreciation rights, in each case at their fair value as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.
(2)This column represents the remaining approximate dollar amount available at the end of each applicable period under Arch Capital’s $1.0 billion share repurchase authorization, authorized by the Company’s Board of Directors on December 20, 2024, and having no expiration date. Repurchases may be effected from time to time in open market or privately negotiated transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ARCH CAPITAL	65	2025 SECOND QUARTER FORM 10-Q

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
10.1	Form of Restricted Share Agreement between ACGL and each of the Non-Employee Directors of ACGL†				X
10.2	ACGL Amended and Restated 2018 Long Term Incentive and Share Award Plan†				X
10.3	ACGL Amended and Restated 2022 Long Term Incentive and Share Award Plan†				X
10.4	Second Amended and Restated ACGL 2007 Employee Share Purchase Plan†				X

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†	Management contract or compensatory plan or arrangement

ARCH CAPITAL	66	2025 SECOND QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Nicolas Papadopoulo
Date: August 5, 2025	Nicolas Papadopoulo
Chief Executive Officer (Principal Executive Officer)

/s/ François Morin
Date: August 5, 2025	François Morin
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer

ARCH CAPITAL	67	2025 SECOND QUARTER FORM 10-Q