Form 10-Q
period 2025-09-30
ARCH CAPITAL GROUP LTD.
filed 2025-11-06
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16209

ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda				98-0374481
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road,	Pembroke	HM 08,	Bermuda	(441)	278-9250
(Address of principal executive offices)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common shares, $0.0011 par value per share	ACGL	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 5.45% Series F preferred share	ACGLO	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 4.55% Series G preferred share	ACGLN	NASDAQ	Stock Market
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 5, 2025, there were 362,625,938 common shares, $0.0011 par value per share, of the registrant outstanding.

ARCH CAPITAL GROUP LTD.

ARCH CAPITAL	1	2025 THIRD QUARTER FORM 10-Q

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
•availability to us of reinsurance to manage our net exposure and the cost of such reinsurance;
•the failure of reinsurers, managing general agents, third party administrators or others to meet their obligations to us;

ARCH CAPITAL	2	2025 THIRD QUARTER FORM 10-Q

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

ARCH CAPITAL	3	2025 THIRD QUARTER FORM 10-Q

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCH CAPITAL	4	2025 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars and shares in millions)

	(Unaudited)
	September 30, 2025	December 31, 2024
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $31,821 and $27,570; net of allowance for credit losses: $21 and $22)	$31,908	$27,035
Short-term investments available for sale, at fair value (amortized cost: $2,350 and $2,784; net of allowance for credit losses: $0 and $0)	2,351	2,784
Equity securities, at fair value	1,805	1,675
Other investments, at fair value	3,027	3,066
Investments accounted for using the equity method	6,232	5,980
Total investments	45,323	40,540

Cash	1,063	979
Accrued investment income	307	298
Investment in operating affiliates	1,417	1,240
Premiums receivable (net of allowance for credit losses: $54 and $45)	6,450	5,634
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (net of allowance for credit losses: $19 and $17)	9,070	8,260
Contractholder receivables (net of allowance for credit losses: $6 and $5)	2,287	2,161
Ceded unearned premiums	3,079	2,428
Deferred acquisition costs	1,786	1,734
Receivable for securities sold	695	50
Goodwill and intangible assets	1,268	1,351
Other assets	6,440	6,231
Total assets	$79,185	$70,906

Liabilities
Reserve for losses and loss adjustment expenses	$32,822	$29,369
Unearned premiums	11,124	10,218
Reinsurance balances payable	2,638	2,137
Contractholder payables	2,293	2,165
Collateral held for insured obligations	239	249
Senior notes	2,728	2,728
Payable for securities purchased	335	181
Other liabilities	3,287	3,039
Total liabilities	55,466	50,086

Commitments and contingencies (refer to Note 11)

Shareholders' Equity
Non-cumulative preferred shares	830	830
Common shares ($0.0011 par, shares issued: 599.2 and 595.6)	1	1
Additional paid-in capital	2,682	2,510
Retained earnings	25,817	22,686
Accumulated other comprehensive income (loss), net of deferred income tax	—	(720)
Common shares held in treasury, at cost (shares: 231.9 and 219.2)	(5,611)	(4,487)
Total shareholders' equity available to Arch	23,719	20,820
Total liabilities and shareholders' equity	$79,185	$70,906
See Notes to Consolidated Financial Statements

ARCH CAPITAL	5	2025 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars and shares in millions, except per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Net premiums earned	$4,285	$3,970	12,810	10,957
Net investment income	408	399	1,191	1,090
Net realized gains (losses)	210	169	442	358
Other underwriting income	50	5	165	20
Equity in net income of investments accounted for using the equity method	134	171	349	437
Other income (loss)	22	8	38	30
Total revenues	5,109	4,722	14,995	12,892

Expenses
Losses and loss adjustment expenses	2,200	2,403	7,090	5,958
Acquisition expenses	786	681	2,374	1,921
Other operating expenses	478	353	1,405	1,062
Corporate expenses	49	49	156	143
Amortization of intangible assets	49	88	146	136
Interest expense	37	35	110	104
Net foreign exchange (gains) losses	7	63	122	31
Total expenses	3,606	3,672	11,403	9,355

Income (loss) before income taxes and income (loss) from operating affiliates	1,503	1,050	3,592	3,537
Income tax (expense) benefit	(215)	(98)	(550)	(296)
Income (loss) from operating affiliates	62	36	119	136
Net income (loss) available to Arch	1,350	988	3,161	3,377
Preferred dividends	(10)	(10)	(30)	(30)
Net income (loss) available to Arch common shareholders	$1,340	$978	$3,131	$3,347

Net income per common share and common share equivalent
Basic	$3.63	$2.62	$8.43	$8.99
Diluted	$3.56	$2.56	$8.26	$8.78

Weighted average common shares and common share equivalents outstanding
Basic	369.0	373.2	371.4	372.3
Diluted	376.1	382.3	379.1	381.3

See Notes to Consolidated Financial Statements

ARCH CAPITAL	6	2025 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Comprehensive Income
Net income (loss)	$1,350	$988	$3,161	$3,377
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	88	645	625	478
Reclassification of net realized (gains) losses, included in net income (loss)	(41)	(60)	4	22
Foreign currency translation adjustments	1	25	91	(24)
Comprehensive income (loss) available to Arch	$1,398	$1,598	$3,881	$3,853
See Notes to Consolidated Financial Statements

ARCH CAPITAL	7	2025 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in millions)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Non-cumulative preferred shares
Balance at beginning and end of period	$830	$830	$830	$830

Common shares
Balance at beginning and end of period	1	1	1	1

Additional paid-in capital
Balance at beginning of period	2,660	2,443	2,510	2,327
Amortization of share-based compensation	25	16	124	100
Other changes	(3)	6	48	38
Balance at end of period	2,682	2,465	2,682	2,465

Retained earnings
Balance at beginning of period	24,477	22,664	22,686	20,295
Net income (loss)	1,350	988	3,161	3,377
Preferred share dividends	(10)	(10)	(30)	(30)
Balance at end of period	25,817	23,642	25,817	23,642

Accumulated other comprehensive income (loss), net of deferred income tax
Balance at beginning of period	(48)	(810)	(720)	(676)
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of period	75	(650)	(507)	(565)
Unrealized holding gains (losses) during period, net of reclassification adjustment	47	585	629	500
Balance at end of period	122	(65)	122	(65)
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of period	(123)	(160)	(213)	(111)
Foreign currency translation adjustments	1	25	91	(24)
Balance at end of period	(122)	(135)	(122)	(135)
Balance at end of period	—	(200)	—	(200)

Common shares held in treasury, at cost
Balance at beginning of period	(4,879)	(4,463)	(4,487)	(4,424)
Shares repurchased for treasury	(732)	(1)	(1,124)	(40)
Balance at end of period	(5,611)	(4,464)	(5,611)	(4,464)

Total shareholders’ equity	$23,719	$22,274	$23,719	$22,274
See Notes to Consolidated Financial Statements

ARCH CAPITAL	8	2025 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	(Unaudited)
	Nine Months Ended
	September 30,
	2025	2024
Operating Activities
Net income (loss)	$3,161	$3,377
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized (gains) losses	(433)	(361)
Equity in net (income) or loss of investments accounted for using the equity method and other income or loss	(265)	(336)
Amortization of intangible assets	146	136
Share-based compensation	124	100
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	2,020	2,447
Unearned premiums, net of ceded unearned premiums	17	956
Premiums receivable	(693)	(1,504)
Deferred acquisition costs	33	(166)
Reinsurance balances payable	456	589
Deferred income tax assets, net	155	61
Other items, net	47	(199)
Net cash provided by operating activities	4,768	5,100
Investing Activities
Purchases of fixed maturity investments	(28,187)	(21,559)
Purchases of equity securities	(1,264)	(932)
Purchases of other investments	(1,745)	(1,898)
Proceeds from sales of fixed maturity investments	22,258	16,447
Proceeds from sales of equity securities	1,324	673
Proceeds from sales, redemptions and maturities of other investments	1,427	1,024
Proceeds from redemptions and maturities of fixed maturity investments	1,801	1,270
Net settlements of derivative instruments	275	127
Net (purchases) sales of short-term investments	530	(818)
Acquisitions, net of cash	—	852
Purchases of fixed assets	(33)	(38)
Other	(5)	(29)
Net cash used for investing activities	(3,619)	(4,881)
Financing Activities
Purchases of common shares under share repurchase program	(1,091)	—
Proceeds from common shares issued, net	20	(2)
Common dividends paid	(7)	—
Preferred dividends paid	(30)	(30)
Other	(4)	(3)
Net cash used for financing activities	(1,112)	(35)
Effects of exchange rate changes on foreign currency cash and restricted cash	57	30
Increase (decrease) in cash and restricted cash	94	214
Cash and restricted cash, beginning of year	1,760	1,498
Cash and restricted cash, end of period	$1,854	$1,712
Income taxes paid (received)	315	221
Interest paid	64	63

See Notes to Consolidated Financial Statements

ARCH CAPITAL	9	2025 THIRD QUARTER FORM 10-Q

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
Recent Accounting Pronouncements
Recently Issued Accounting Standards Not Yet Adopted
ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” was issued in September 2025. The new guidance amends the accounting for the internal-use software by eliminating references to software development project stages. Under the revised standard, entities must capitalize software costs when (i) management has authorized and committed funding for the project, and (ii) it is probable that the project will be completed and the software will function as intended. The update also clarifies that both internal and external training costs, as well as maintenance costs, must be expensed as incurred. The ASU is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. The requirements may be applied prospectively, with options for modified retrospective or full retrospective application. Early adoption is permitted as of the beginning of an annual period. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements and related disclosures.
For information regarding additional accounting standards that the Company has not yet adopted, see note 3(t), “Significant Accounting Policies—Recent Accounting Pronouncements,” of the notes to consolidated financial statements in the Company’s 2024 Form 10-K.

ARCH CAPITAL	10	2025 THIRD QUARTER FORM 10-Q

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
The MCE Acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations (“Topic 805”). Pursuant to Topic 805, the Company allocated the MCE Acquisition purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over those fair values was recorded to goodwill. During the measurement period, the Company adjusted the provisional amounts to reflect new information obtained about facts and circumstances that existed as of the Acquisition Date, which, if known, would have affected the measurement of the amounts recognized as of that date. Such adjustments impacted certain identifiable assets acquired and liabilities assumed, resulting in a decrease to net assets acquired and a corresponding increase to goodwill of $10 million. The Company completed the analysis of the fair value of the assets, liabilities assumed and the related allocation of the purchase price during the 2025 second quarter.

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
The Company recognized goodwill of $276 million that is primarily attributed to the expanded presence and long-term growth opportunities in the insurance market provided by this strategic acquisition. Approximately $555 million of the acquired goodwill and intangibles is expected to be deductible for income tax purposes. At the date of the acquisition, the Company established a net deferred tax asset of $24 million related to the estimated fair value of reserves for losses and loss adjustment expenses and unearned premiums.
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

ARCH CAPITAL	11	2025 THIRD QUARTER FORM 10-Q

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
3.    Share Transactions

Share Repurchases
The Board of Directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program, Arch Capital has repurchased 446.1 million common shares for an aggregate purchase price of $7.0 billion. For the nine months ended September 30, 2025, Arch Capital repurchased 12.3 million common shares under the share repurchase program with an aggregate purchase price of approximately $1.1 billion. Arch Capital did not repurchase any shares under the share repurchase program during the nine months ended September 30, 2024. At September 30, 2025, $1.9 billion of share repurchases were available under the program, which may be effected from time to time in open market or privately negotiated transactions. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. From October 1 through November 5, 2025, the Company repurchased approximately 4.7 million common shares for an aggregate purchase price of $411 million. At November 5, 2025, approximately $1.5 billion of repurchases were available under the Company’s share repurchase program.

4.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) available to Arch	$1,350	$988	$3,161	$3,377
Preferred dividends	(10)	(10)	(30)	(30)
Net income (loss) available to Arch common shareholders	$1,340	$978	$3,131	$3,347

Denominator:
Weighted average common shares and common share equivalents outstanding — basic	369.0	373.2	371.4	372.3
Effect of dilutive common share equivalents:
Nonvested restricted shares	1.7	2.0	1.6	1.8
Stock options (1)	5.4	7.1	6.1	7.2
Weighted average common shares and common share equivalents outstanding — diluted	376.1	382.3	379.1	381.3

Earnings per common share:
Basic	$3.63	$2.62	$8.43	$8.99
Diluted	$3.56	$2.56	$8.26	$8.78
(1)    Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2025 third quarter and 2024 third quarter, the number of stock options excluded were 2.4 million and 0.2 million, respectively. For the nine months ended September 30, 2025 and 2024, the number of stock options excluded were 2.4 million and 0.4 million, respectively.

ARCH CAPITAL	12	2025 THIRD QUARTER FORM 10-Q

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
The Company has determined its segments using the management approach described in accounting guidance regarding disclosures about segments of an enterprise and related information. The accounting policies of the segments are the same as those used for the preparation of the Company’s consolidated financial statements. Intersegment business is allocated to the segment accountable for the underwriting results.
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

ARCH CAPITAL	13	2025 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders:

	Three Months Ended
	September 30, 2025
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$2,567	$2,515	$330	$5,410
Premiums ceded (1)	(614)	(778)	(56)	(1,446)
Net premiums written	1,953	1,737	274	3,964
Change in unearned premiums	16	278	27	321
Net premiums earned	1,969	2,015	301	4,285
Other underwriting income (2)	9	38	3	50
Losses and loss adjustment expenses	(1,162)	(1,040)	2	(2,200)
Acquisition expenses	(386)	(398)	(2)	(786)
Other operating expenses (3)	(301)	(133)	(44)	(478)
Underwriting income (loss)	$129	$482	$260	871

Net investment income				408
Net realized gains (losses)				210
Equity in net income of investments accounted for using the equity method				134
Other income (loss)				22
Corporate expenses (4)				(28)
Transaction costs and other (4)				(21)
Amortization of intangible assets				(49)
Interest expense				(37)
Net foreign exchange gains (losses)				(7)
Income (loss) before income taxes and income (loss) from operating affiliates				1,503
Income tax (expense) benefit				(215)
Income (loss) from operating affiliates				62
Net income (loss) available to Arch				1,350
Preferred dividends				(10)
Net income (loss) available to Arch common shareholders				$1,340

Underwriting Ratios
Loss ratio	59.0%	51.6%	(0.5)%	51.4%
Acquisition expense ratio	19.6%	19.8%	0.7%	18.4%
Other operating expense ratio (5)	14.8%	4.7%	13.3%	10.0%
Combined ratio	93.4%	76.1%	13.5%	79.8%

Goodwill and intangible assets	$833	$100	$335	$1,268
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
(4)    Certain expenses have been excluded from ‘Corporate expenses’ and reflected in ‘Transaction costs and other.’
(5)    The ‘Other operating expense ratio’ for the 2025 period includes ‘Other underwriting income.’

ARCH CAPITAL	14	2025 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	September 30, 2024
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$2,341	$2,763	$339	$5,440
Premiums ceded (1)	(521)	(818)	(57)	(1,393)
Net premiums written	1,820	1,945	282	4,047
Change in unearned premiums	(55)	(53)	31	(77)
Net premiums earned	1,765	1,892	313	3,970
Other underwriting income	—	2	3	5
Losses and loss adjustment expenses	(1,087)	(1,317)	1	(2,403)
Acquisition expenses	(308)	(374)	1	(681)
Other operating expenses (2)	(250)	(54)	(49)	(353)
Underwriting income (loss)	$120	$149	$269	538

Net investment income				399
Net realized gains (losses)				169
Equity in net income of investments accounted for using the equity method				171
Other income (loss)				8
Corporate expenses (3)				(19)
Transaction costs and other (3)				(30)
Amortization of intangible assets				(88)
Interest expense				(35)
Net foreign exchange gains (losses)				(63)
Income (loss) before income taxes and income (loss) from operating affiliates				1,050
Income tax (expense) benefit				(98)
Income (loss) from operating affiliates				36
Net income (loss) available to Arch				988
Preferred dividends				(10)
Net income (loss) available to Arch common shareholders				$978

Underwriting Ratios
Loss ratio	61.6%	69.6%	(0.4)%	60.5%
Acquisition expense ratio	17.4%	19.8%	(0.4)%	17.2%
Other operating expense ratio	14.1%	2.9%	15.6%	8.9%
Combined ratio	93.1%	92.3%	14.8%	86.6%

Goodwill and intangible assets	$1,025	$113	$348	$1,486

(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.
(2)    ‘Other operating expenses’ primarily include expenses that are related to compensation and employee benefits, information technology and professional fees.
(3)    Certain expenses have been excluded from ‘Corporate expenses’ and reflected in ‘Transaction costs and other.’

ARCH CAPITAL	15	2025 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30, 2025
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$7,893	$9,205	$979	$18,069
Premiums ceded (1)	(1,971)	(3,093)	(186)	(5,242)
Net premiums written	5,922	6,112	793	12,827
Change in unearned premiums	(124)	18	89	(17)
Net premiums earned	5,798	6,130	882	12,810
Other underwriting income (2)	25	123	17	165
Losses and loss adjustment expenses	(3,568)	(3,524)	2	(7,090)
Acquisition expenses	(1,116)	(1,251)	(7)	(2,374)
Other operating expenses (3)	(883)	(378)	(144)	(1,405)
Underwriting income (loss)	$256	$1,100	$750	2,106

Net investment income				1,191
Net realized gains (losses)				442
Equity in net income of investments accounted for using the equity method				349
Other income (loss)				38
Corporate expenses (4)				(107)
Transaction costs and other (4)				(49)
Amortization of intangible assets				(146)
Interest expense				(110)
Net foreign exchange gains (losses)				(122)
Income (loss) before income taxes and income (loss) from operating affiliates				3,592
Income tax (expense) benefit				(550)
Income (loss) from operating affiliates				119
Net income (loss) available to Arch				3,161
Preferred dividends				(30)
Net income (loss) available to Arch common shareholders				$3,131

Underwriting Ratios
Loss ratio	61.5%	57.5%	(0.2)%	55.4%
Acquisition expense ratio	19.3%	20.4%	0.8%	18.5%
Other operating expense ratio (5)	14.8%	4.2%	14.3%	9.7%
Combined ratio	95.6%	82.1%	14.9%	83.6%

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
(4)    Certain expenses have been excluded from ‘Corporate expenses’ and reflected in ‘Transaction costs and other.’
(5)    The ‘Other operating expense ratio’ for the 2025 period includes ‘Other underwriting income.’

ARCH CAPITAL	16	2025 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30, 2024
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$6,569	$9,171	$1,020	$16,755
Premiums ceded (1)	(1,649)	(3,013)	(185)	(4,842)
Net premiums written	4,920	6,158	835	11,913
Change in unearned premiums	(226)	(820)	90	(956)
Net premiums earned	4,694	5,338	925	10,957
Other underwriting income	—	5	15	20
Losses and loss adjustment expenses	(2,789)	(3,206)	37	(5,958)
Acquisition expenses	(872)	(1,050)	1	(1,921)
Other operating expenses (2)	(718)	(193)	(151)	(1,062)
Underwriting income (loss)	$315	$894	$827	2,036

Net investment income				1,090
Net realized gains (losses)				358
Equity in net income of investments accounted for using the equity method				437
Other income (loss)				30
Corporate expenses (3)				(88)
Transaction costs and other (3)				(55)
Amortization of intangible assets				(136)
Interest expense				(104)
Net foreign exchange gains (losses)				(31)
Income (loss) before income taxes and income (loss) from operating affiliates				3,537
Income tax (expense) benefit				(296)
Income (loss) from operating affiliates				136
Net income (loss) available to Arch				3,377
Preferred dividends				(30)
Net income (loss) available to Arch common shareholders				$3,347

Underwriting Ratios
Loss ratio	59.4%	60.1%	(4.0)%	54.4%
Acquisition expense ratio	18.6%	19.7%	(0.1)%	17.5%
Other operating expense ratio	15.3%	3.6%	16.3%	9.7%
Combined ratio	93.3%	83.4%	12.2%	81.6%

(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.
(2)    ‘Other operating expenses’ primarily include expenses that are related to compensation and employee benefits, information technology and professional fees.
(3)    Certain expenses have been excluded from ‘Corporate expenses’ and reflected in ‘Transaction costs and other.’

ARCH CAPITAL	17	2025 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Reserve for losses and loss adjustment expenses at beginning of period	$32,089	$24,466	$29,369	$22,752
Unpaid losses and loss adjustment expenses recoverable	8,513	7,083	7,821	6,690
Net reserve for losses and loss adjustment expenses at beginning of period	23,576	17,383	21,548	16,062

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	2,321	2,524	7,561	6,324
Prior years	(121)	(121)	(471)	(366)
Total net incurred losses and loss adjustment expenses	2,200	2,403	7,090	5,958

Net losses and loss adjustment expense reserves of acquired businesses (1)	—	2,413	50	2,463

Net foreign exchange (gains) losses and other	(52)	246	541	152

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(422)	(362)	(1,287)	(647)
Prior years	(1,147)	(967)	(3,787)	(2,872)
Total net paid losses and loss adjustment expenses	(1,569)	(1,329)	(5,074)	(3,519)

Net reserve for losses and loss adjustment expenses at end of period	24,155	21,116	24,155	21,116
Unpaid losses and loss adjustment expenses recoverable	8,667	7,563	8,667	7,563
Reserve for losses and loss adjustment expenses at end of period	$32,822	$28,679	$32,822	$28,679
(1)     Activity primarily related to the MCE Acquisition (see note 2).
Prior year development (“PYD”) arises from changes in loss estimates during the current period related to events occurring in prior calendar years. Long-tailed lines include lines of business that typically take many years for claims to settle, such as third-party liability, while short-tailed lines are those that settle more quickly, such as property. The table below summarizes (favorable) and adverse net PYD by segment and tail length:

	Three Months Ended			Nine Months Ended
(Favorable) Adverse	September 30,			September 30,
2025	Short-tailed	Long-tailed	Total	Short-tailed	Long-tailed	Total
Insurance	$(27)	$13	$(14)	$(55)	$16	$(39)
Reinsurance	(75)	22	(53)	(277)	24	(253)
Mortgage	(54)	—	(54)	(179)	—	(179)
Total	$(156)	$35	$(121)	$(511)	$40	$(471)

2024
Insurance	$(31)	$15	$(16)	$(61)	$30	$(31)
Reinsurance	(68)	27	(41)	(158)	43	(115)
Mortgage	(64)	—	(64)	(220)	—	(220)
Total	$(163)	$42	$(121)	$(439)	$73	$(366)

ARCH CAPITAL	18	2025 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2025 Third Quarter
The insurance segment’s short-tailed lines included $11 million of favorable development in property, energy, marine and aviation, primarily from the 2023 and 2024 accident years (i.e., the year in which a loss occurred), and $8 million of favorable development in travel and accident, primarily from the 2024 accident year. Long-tailed lines primarily included adverse development in programs business, mainly from the 2021 to 2023 accident years.
The reinsurance segment’s short-tailed lines included $28 million of favorable development from property other than property catastrophe business, primarily from the 2023 and 2024 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given 12 month period), and $28 million of favorable development from property catastrophe business, primarily from the 2021 to 2024 underwriting years. Long-tailed lines included $22 million of adverse development in casualty, primarily from the 2021 and 2024 underwriting years.
The mortgage segment’s favorable development was driven by reductions on reserves for delinquent loans associated with the U.S. first lien portfolio primarily from the 2024 accident year, with the credit risk transfer and international businesses also contributing.
2024 Third Quarter
The insurance segment’s short-tailed lines included $15 million of favorable development in property, energy, marine and aviation, primarily from the 2012 and 2023 accident years, and $11 million of favorable development in travel and accident, primarily from the 2023 accident year. Long-tailed lines primarily included adverse development in programs, mainly from the 2023 accident year.
The reinsurance segment’s short-tailed lines included $35 million of favorable development from specialty lines, primarily from the 2012 and subsequent underwriting years and $20 million of favorable development from property other than property catastrophe, primarily from the 2022 and 2023 underwriting years. Long-tailed lines included $27 million of adverse development in casualty, primarily from the 2020 and 2022 underwriting years.
The mortgage segment’s favorable development was driven by reductions on reserves for delinquent loans associated with the U.S. first lien portfolio primarily from the 2023 accident year. The Company’s credit risk transfer and international businesses also contributed to the favorable development.
Nine Months Ended September 30, 2025
The insurance segment’s short-tailed lines included $23 million of favorable development in travel and accident, primarily from the 2023 and 2024 accident years, and $21 million of favorable development in in property, energy, marine and aviation, primarily from the 2023 and 2024 accident years. Long-tailed lines primarily included adverse development in programs business, mainly from the 2020 to 2024 accident years.
The reinsurance segment’s short-tailed lines included $117 million of favorable development from property other than property catastrophe, primarily from the 2023 and 2024 underwriting years, and $114 million of favorable development from property catastrophe, primarily from the 2023 and 2024 underwriting years. Long-tailed lines included $24 million of adverse development in casualty, primarily from the 2021 and 2024 underwriting years.
The mortgage segment’s favorable development was driven by reserve releases associated with the U.S. first lien portfolio primarily from the 2023 and 2024 accident years. The Company’s credit risk transfer and international businesses also contributed to the favorable development.
Nine Months Ended September 30, 2024
The insurance segment’s short-tailed lines included $31 million of favorable development in surety business, primarily from the 2007 and 2022 accident years, and $29 million of favorable development in travel and accident, primarily from the 2023 accident year. Long-tailed lines primarily included adverse development in programs business, mainly from the 2023 accident year.
The reinsurance segment’s short-tailed lines included $72 million of favorable development from specialty lines, primarily from the 2015 and subsequent underwriting years and $71 million of favorable development from property other than property catastrophe, primarily from the 2022 and 2023 underwriting years. Long-tailed lines included $43 million of adverse development in casualty, primarily from the 2017 and 2020 underwriting years.
The mortgage segment’s favorable development was driven by reserve releases associated with the U.S. first lien portfolio primarily from the 2022 to 2023 accident years, with the credit risk transfer and international businesses also contributing to the favorable development.

ARCH CAPITAL	19	2025 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.    Allowance for Expected Credit Losses

Premiums Receivable
The following table provides a roll forward of the allowance for expected credit losses of the Company’s premium receivables:

	Premium Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended September 30, 2025
Balance at beginning of period	$7,067	$46
Change for provision of expected credit losses (1)		8
Balance at end of period	$6,450	$54

Three Months Ended September 30, 2024
Balance at beginning of period	$6,268	$36
Provision on business acquired (2)		16
Change for provision of expected credit losses (1)		—
Balance at end of period	$6,364	$52

Nine Months Ended September 30, 2025
Balance at beginning of year	$5,634	$45
Change for provision of expected credit losses (1)		9
Balance at end of period	$6,450	$54

Nine Months Ended September 30, 2024
Balance at beginning of year	$4,644	$34
Provision on business acquired (2)		16
Change for provision of expected credit losses (1)		2
Balance at end of period	$6,364	$52

(1)    Amounts deemed uncollectible are written-off in operating expenses. For the 2025 third quarter and 2024 third quarter, amounts written off were nil and $1 million, respectively. For the nine months ended September 30, 2025 and 2024 period, amounts written off were $1 million and $1 million, respectively.
(2)    Represents MCE’s provision for current expected credit losses on premiums receivable. See note 2.

Reinsurance Recoverables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s reinsurance recoverables:

	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended September 30, 2025
Balance at beginning of period	$9,044	$19
Change for provision of expected credit losses		—
Balance at end of period	$9,070	$19

Three Months Ended September 30, 2024
Balance at beginning of period	$7,473	$20
Change for provision of expected credit losses		(3)
Balance at end of period	$7,948	$17

Nine Months Ended September 30, 2025
Balance at beginning of year	$8,260	$17
Change for provision of expected credit losses		2
Balance at end of period	$9,070	$19

Nine Months Ended September 30, 2024
Balance at beginning of year	$7,064	$21
Change for provision of expected credit losses		(4)
Balance at end of period	$7,948	$17

ARCH CAPITAL	20	2025 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the Company’s reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums):

	September 30,	December 31,
	2025	2024
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	$9,070	$8,260
% due from carriers with A.M. Best rating of “A-” or better	63.8%	63.8%
% due from all other rated carriers	0.1%	—%
% due from all other carriers with no A.M. Best rating (1)	36.1%	36.2%
Largest balance due from any one carrier as % of total shareholders’ equity	7.8%	7.8%
(1)    At September 30, 2025 and December 31, 2024 over 95% of such amount were collateralized through reinsurance trusts, funds withheld arrangements, letters of credit or other.

Contractholder Receivables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s contractholder receivables:

	Contract-holder Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended September 30, 2025
Balance at beginning of period	$2,280	$6
Change for provision of expected credit losses		—
Balance at end of period	$2,287	$6

Three Months Ended September 30, 2024
Balance at beginning of period	$2,016	$4
Change for provision of expected credit losses		—
Balance at end of period	2,078	$4

Nine Months Ended September 30, 2025
Balance at beginning of year	$2,161	$5
Change for provision of expected credit losses		1
Balance at end of period	$2,287	$6

Nine Months Ended September 30, 2024
Balance at beginning of year	$1,814	$3
Change for provision of expected credit losses		1
Balance at end of period	2,078	$4

ARCH CAPITAL	21	2025 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.    Investment Information

Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Cost or Amortized Cost
September 30, 2025
Fixed maturities:
Corporate bonds	$15,005	$301	$(173)	$(14)	$14,891
U.S. government and government agencies	6,324	23	(31)	—	6,332
Asset backed securities	3,149	22	(19)	(6)	3,152
Non-U.S. government securities	3,241	59	(81)	(1)	3,264
Commercial mortgage backed securities	1,249	10	(6)	—	1,245
Residential mortgage backed securities	2,766	30	(22)	—	2,758
Municipal bonds	174	—	(5)	—	179
Total	31,908	445	(337)	(21)	31,821
Short-term investments	2,351	2	(1)	—	2,350
Total	$34,259	$447	$(338)	$(21)	$34,171

December 31, 2024
Fixed maturities:
Corporate bonds	$12,487	$110	$(346)	$(12)	$12,735
U.S. government and government agencies	6,710	8	(149)	—	6,851
Asset backed securities	2,900	19	(32)	(8)	2,921
Non-U.S. government securities	2,538	30	(107)	(1)	2,616
Commercial mortgage backed securities	1,058	6	(11)	(1)	1,064
Residential mortgage backed securities	1,079	6	(31)	—	1,104
Municipal bonds	263	—	(16)	—	279
Total	27,035	179	(692)	(22)	27,570
Short-term investments	2,784	2	(2)	—	2,784
Total	$29,819	$181	$(694)	$(22)	$30,354

ARCH CAPITAL	22	2025 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2025
Fixed maturities:
Corporate bonds	$2,489	$(73)	$1,714	$(100)	$4,203	$(173)
U.S. government and government agencies	3,205	(18)	359	(13)	3,564	(31)
Non-U.S. government securities	1,671	(36)	343	(45)	2,014	(81)
Residential mortgage backed securities	193	(2)	168	(20)	361	(22)
Asset backed securities	461	(2)	339	(17)	800	(19)
Commercial mortgage backed securities	336	(1)	84	(5)	420	(6)
Municipal bonds	13	—	146	(5)	159	(5)
Total	8,368	(132)	3,153	(205)	11,521	(337)
Short-term investments	616	(1)	—	—	616	(1)
Total	$8,984	$(133)	$3,153	$(205)	$12,137	$(338)

December 31, 2024
Fixed maturities:
Corporate bonds	$4,582	$(114)	$2,924	$(232)	$7,506	$(346)
U.S. government and government agencies	5,130	(100)	516	(49)	5,646	(149)
Non-U.S. government securities	1,650	(58)	418	(49)	2,068	(107)
Residential mortgage backed securities	571	(6)	186	(25)	757	(31)
Asset backed securities	236	(8)	426	(24)	662	(32)
Commercial mortgage backed securities	180	(1)	434	(10)	614	(11)
Municipal bonds	48	(1)	176	(15)	224	(16)
Total	12,397	(288)	5,080	(404)	17,477	(692)
Short-term investments	97	(2)	—	—	97	(2)
Total	$12,494	$(290)	$5,080	$(404)	$17,574	$(694)
At September 30, 2025, on a lot level basis, approximately 7,730 security lots out of a total of approximately 25,020 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $5 million. At December 31, 2024, on a lot level basis, approximately 9,980 security lots out of a total of approximately 20,930 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $8 million.
The contractual maturities of the Company’s fixed maturities are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2025		December 31, 2024
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$527	$525	$438	$451
Due after one year through five years	16,764	16,710	15,364	15,590
Due after five years through 10 years	6,808	6,792	5,811	6,039
Due after 10 years	645	639	385	401
	24,744	24,666	21,998	22,481
Residential mortgage backed securities	2,766	2,758	1,079	1,104
Commercial mortgage backed securities	1,249	1,245	1,058	1,064
Asset backed securities	3,149	3,152	2,900	2,921
Total	$31,908	$31,821	$27,035	$27,570

ARCH CAPITAL	23	2025 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Equity Securities, at Fair Value
At September 30, 2025, the Company held $1.8 billion of equity securities, at fair value, compared to $1.7 billion at December 31, 2024. Such holdings include publicly traded common stocks, primarily in the consumer cyclical and non-cyclical, technology, communication and financial sectors, and exchange-traded funds in fixed income, equity and other sectors.
Other Investments, at Fair Value
The following table summarizes the Company’s other investments:

	September 30, 2025	December 31, 2024
Other investments	$1,911	$2,135
Fixed maturities	1,050	854
Short term investments	61	70
Equity securities	5	7
Total	$3,027	$3,066
The following table summarizes the Company’s other investments, as detailed in the previous table, by strategy:

	September 30, 2025	December 31, 2024
Investment grade fixed income	$1,148	$1,055
Private equity	268	229
Lending	212	303
Term loan investments	201	430
Credit related funds	80	99
Energy	2	19
Total	$1,911	$2,135
Net Investment Income
The components of net investment income were derived from the following sources:

	September 30,
	2025	2024
Three Months Ended
Fixed maturities	$379	$340
Short term investments	25	38
Equity securities (dividends)	10	9
Other (1)	19	35
Gross investment income	433	422
Investment expenses	(25)	(23)
Net investment income	$408	$399

Nine Months Ended
Fixed maturities	$1,081	$926
Short term investments	75	102
Equity securities (dividends)	31	27
Other (1)	82	103
Gross investment income	1,269	1,158
Investment expenses	(78)	(68)
Net investment income	$1,191	$1,090
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.

ARCH CAPITAL	24	2025 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Realized Gains (Losses)
Net realized gains (losses), which include changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings were as follows:

	September 30,
	2025	2024
Three Months Ended
Available for sale securities:
Gross gains on investment sales	$103	$104
Gross losses on investment sales	(59)	(50)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	11	25
Other investments	29	(120)
Short-term investments	—	—
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	15	15
Net unrealized gains (losses) on equity securities still held at reporting date	79	58
Allowance for credit losses:
Investments related	4	6
Underwriting related	(9)	2
Derivative instruments (1)	30	125
Other (2)	7	4
Net realized gains (losses)	$210	$169

Nine Months Ended
Available for sale securities:
Gross gains on investment sales	$223	$167
Gross losses on investment sales	(228)	(205)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	33	23
Other investments	31	(150)
Short-term investments	3	—
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	69	31
Net unrealized gains (losses) on equity securities still held at reporting date	113	147
Allowance for credit losses:
Investments related	(4)	4
Underwriting related	(10)	—
Derivative instruments (1)	292	116
Other (2)	(80)	225
Net realized gains (losses)	$442	$358
(1)    See note 10 for information on the Company’s derivative instruments.
(2)    Amounts in the 2025 periods primarily include losses related to the sale of certain alternative investments accounted for under the equity method.
Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	September 30, 2025	December 31, 2024
Private equity	$2,270	$1,915
Credit related funds	1,588	1,487
Lending	505	616
Real estate	753	869
Fixed income	471	384
Infrastructure	411	425
Equities	191	217
Energy	43	67
Total	$6,232	$5,980
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

ARCH CAPITAL	25	2025 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet line item:

	September 30, 2025	December 31, 2024
Investments accounted for using the equity method (1)	$6,232	$5,980
Investments accounted for using the fair value option (2)	—	48
Total	$6,232	$6,028
(1)    Aggregate unfunded commitments were $3.7 billion at September 30, 2025, compared to $4.3 billion at December 31, 2024.
(2)    Aggregate unfunded commitments were $15 million at September 30, 2025, compared to $21 million at December 31, 2024.
Equity in Net Income (Loss) of Investments Accounted for Using the Equity Method
Income from investment funds accounted for using the equity method for the 2025 third quarter was $134 million, compared to $171 million for the 2024 third quarter and an income of $349 million for the nine months ended September 30, 2025, compared to income of $437 million for the nine months ended September 30, 2024. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds.
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
As of September 30, 2025, the Company owned approximately 29.9% of the issued shares of Coface, or 30% excluding treasury shares, with a carrying value of $683 million, compared to $592 million at December 31, 2024.
As of September 30, 2025, the Company owned 40% of Greysbridge with a carrying value of $613 million, compared to $523 million at December 31, 2024.
Income from operating affiliates for the 2025 third quarter was $62 million, compared to $36 million for the 2024 third quarter and income of $119 million for the nine months ended September 30, 2025, compared to income of $136 million for nine months ended September 30, 2024.
See note 16 for information on Company’s transactions with related parties.

ARCH CAPITAL	26	2025 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Allowance for Expected Credit Losses
The following table provides a roll forward of the allowance for expected credit losses of the Company’s securities classified as available for sale:

	Structured Securities (1)	Corporate Bonds	Non-U.S. Government Securities	Total
Three Months Ended September 30, 2025
Balance at beginning of period	$10	$16	$2	$28
Additions for current-period provision for expected credit losses	—	—	—	—
Additions (reductions) for previously recognized expected credit losses	(4)	—	(1)	(5)
Reductions due to disposals	—	(2)	—	(2)
Balance at end of period	$6	$14	$1	$21

Three Months Ended September 30, 2024
Balance at beginning of period	$10	$16	$1	$27
Additions for current-period provision for expected credit losses	—	—	—	—
Additions (reductions) for previously recognized expected credit losses	(3)	(3)	—	(6)
Reductions due to disposals	(1)	(1)	—	(2)
Balance at end of period	$6	$12	$1	$19

Nine Months Ended September 30, 2025
Balance at beginning of year	$9	$12	$1	$22
Additions for current-period provision for expected credit losses	3	2	—	5
Additions (reductions) for previously recognized expected credit losses	(6)	5	—	(1)
Reductions due to disposals	—	(5)	—	(5)
Balance at end of period	$6	$14	$1	$21

Nine Months Ended September 30, 2024
Balance at beginning of year	$7	$20	$1	$28
Additions for current-period provision for expected credit losses	—	—	—	—
Additions (reductions) for previously recognized expected credit losses	—	(4)	—	(4)
Reductions due to disposals	(1)	(4)	—	(5)
Balance at end of period	$6	$12	$1	$19
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
The following table details the value of the Company’s restricted assets:

	September 30, 2025	December 31, 2024
Assets used for collateral or guarantees:
Affiliated transactions	$5,292	$4,730
Third party agreements	6,636	5,999
Deposits with U.S. regulatory authorities	952	882
Other (1)	1,559	1,437
Total restricted assets	$14,439	$13,048
(1)    Primarily includes Funds at Lloyds, deposits with non-U.S. regulatory authorities and other restricted assets.

ARCH CAPITAL	27	2025 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	September 30, 2025	December 31, 2024
Cash	$1,063	$979
Restricted cash (included in ‘other assets’)	791	781
Cash and restricted cash	$1,854	$1,760
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
The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; (iv) a comparison of the fair value estimates to the Company’s knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) periodic back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at September 30, 2025.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Where quotes are unavailable, fair value is determined by the investment manager using quantitative and qualitative assessments such as internally modeled values. Of the $39.4 billion of financial assets and liabilities measured at fair value at September 30, 2025, approximately $266 million, or 0.7%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $35.0 billion of financial assets and liabilities measured at fair value at December 31, 2024, approximately $185 million, or 0.5%, were priced using non-binding broker-dealer quotes or modeled valuations.

ARCH CAPITAL	28	2025 THIRD QUARTER FORM 10-Q

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

ARCH CAPITAL	29	2025 THIRD QUARTER FORM 10-Q

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

ARCH CAPITAL	30	2025 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the Company’s financial assets and liabilities measured at fair value by level at September 30, 2025:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$15,005	$—	$14,894	$111
U.S. government and government agencies	6,324	6,324	—	—
Asset backed securities	3,149	—	3,132	17
Non-U.S. government securities	3,241	—	3,241	—
Commercial mortgage backed securities	1,249	—	1,249	—
Residential mortgage backed securities	2,766	—	2,766	—
Municipal bonds	174	—	174	—
Total	31,908	6,324	25,456	128

Short-term investments	2,351	2,269	82	—

Equity securities, at fair value	1,805	1,769	27	9

Derivative instruments (2)	179	—	179	—

Residential mortgage loans	21	—	21	—

Fair value option:
Corporate bonds	1,039	—	1,039	—
Non-U.S. government securities	4	—	4	—
U.S. government and government agencies	7	7	—	—
Short-term investments	61	6	17	38
Equity securities	5	—	—	5
Other investments	418	—	200	218
Other investments measured at net asset value (1)	1,493
Total	3,027	13	1,260	261

Total assets measured at fair value	$39,291	$10,375	$27,025	$398

Liabilities measured at fair value:
Other liabilities	$(18)	$—	$—	$(18)
Derivative instruments (2)	(71)	—	(71)	—
Total liabilities measured at fair value	$(89)	$—	$(71)	$(18)

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
(2)    See note 10.

ARCH CAPITAL	31	2025 THIRD QUARTER FORM 10-Q

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
(2)    See note 10.

ARCH CAPITAL	32	2025 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

		Assets						Liabilities
s	Available For Sale			Fair Value Option			Fair Value
	Structured Securities (1)	Corporate Bonds	Short-term Investments	Other Investments	Short-term Investments	Equity Securities	Equity Securities	Other Liabilities
Three Months Ended September 30, 2025
Balance at beginning of period	$17	$145	$—	$208	$45	$5	$8	$(20)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	1	—	—	—	—	—	—
Included in other comprehensive income	—	1	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	45	14	—	1	—
Issuances	—	—	—	—	—	—	—	—
Sales	—	—	—	(2)	—	—	—	—
Settlements	—	(36)	—	(33)	(21)	—	—	2
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Balance at end of period	$17	$111	$—	$218	$38	$5	$9	$(18)

Three Months Ended September 30, 2024
Balance at beginning of period	$—	$160	$97	$144	$14	$4	$6	$(35)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	—	—	—	—	—	—	(1)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	39	5	—	—	—
Issuances	—	—	—	—	—	—	—	(9)
Sales	—	—	—	(2)	—	—	—	—
Settlements	—	(19)	—	(14)	(4)	—	—	2
Transfers in and/or out of Level 3	—	—	—	123	—	—	—	—
Balance at end of period	$—	$141	$97	$290	$15	$4	$6	$(43)

Nine Months Ended September 30, 2025
Balance at beginning of year	$—	$97	$—	$189	$33	$4	$7	$(73)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	1	—	—	—	1	—	2
Included in other comprehensive income	—	1	—	—	—	—	—	(2)
Purchases, issuances, sales and settlements
Purchases	14	—	—	141	38	—	2	—
Issuances	—	—	—	—	—	—	—	—
Sales	—	—	—	(5)	—	—	—	—
Settlements	(2)	(58)	—	(107)	(33)	—	—	55
Transfers in and/or out of Level 3	5	70	—	—	—	—	—	—
Balance at end of period	$17	$111	$—	$218	$38	$5	$9	$(18)

Nine Months Ended September 30, 2024
Balance at beginning of year	$—	$147	$84	$106	$10	$4	$5	$(22)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	—	—	(4)	—	—	—	(1)
Included in other comprehensive income	—	2	1	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	98	12	99	15	—	1	—
Issuances	—	—	—	—	—	—	—	(22)
Sales	—	—	—	(4)	—	—	—	—
Settlements	—	(106)	—	(30)	(10)	—	—	2
Transfers in and/or out of Level 3	—	—	—	123	—	—	—	—
Balance at end of period	$—	$141	$97	$290	$15	$4	$6	$(43)
(1)     Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.
(2)     Gains or losses were included in net realized gains (losses).

ARCH CAPITAL	33	2025 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at September 30, 2025, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At September 30, 2025, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.5 billion. At December 31, 2024, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.4 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
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
The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives (1)	Liability Derivatives (1)	Notional Value (2)
September 30, 2025
Futures contracts	$98	$(39)	$5,749
Foreign currency forward contracts	54	(20)	1,945
Other (3)	27	(12)	89
Total	$179	$(71)

December 31, 2024
Futures contracts	$78	$(46)	$4,781
Foreign currency forward contracts	90	(48)	1,698
Other (3)	38	(21)	236
Total	$206	$(115)
(1)    The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’
(2)    Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.
(3)    Includes swaps, options and other derivatives contracts.

The Company did not hold any derivatives that were designated as hedging instruments at September 30, 2025 or December 31, 2024.
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
At September 30, 2025, asset derivatives and liability derivatives of $179 million and $71 million, respectively, were subject to a master netting agreement, compared to $206 million and $115 million, respectively, at December 31, 2024.

ARCH CAPITAL	34	2025 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Realized and unrealized contract gains or losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as	September 30,
hedging instruments:	2025	2024

Three Months Ended
Net realized gains (losses):
Futures contracts	$37	$86
Foreign currency forward contracts	(12)	31
Other (1)	5	8
Total	$30	$125

Nine Months Ended
Net realized gains (losses):
Futures contracts	$176	$69
Foreign currency forward contracts	71	32
Other (1)	45	15
Total	$292	$116
(1)    Includes realized gains or losses on swaps, options and other derivatives contracts.
11.    Commitments and Contingencies

Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $3.7 billion at September 30, 2025, compared to $4.4 billion at December 31, 2024.
Interest Paid
Interest paid on the Company’s senior notes and other borrowings was $64 million for the nine months ended September 30, 2025, compared to $63 million for the 2024 period.
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
The following table summarizes the total assets of the Bellemeade entities:

	September 30, 2025		December 31, 2024
Bellemeade Entities (Issue Date)	Total VIE Assets	Coverage Remaining from Reinsurers (1)	Total VIE Assets
2021-3 Ltd. (Sep-21)	21	16	363
2022-1 Ltd. (Jan-22)	44	12	202
2022-2 Ltd. (Sep-22)	43	94	180
2023-1 Ltd. (Oct-23)	164	41	186
2024-1 Ltd. (Aug-24)	154	38	163
Total	$426	$201	$1,094
(1)    Coverage from a separate panel of reinsurers remaining at September 30, 2025.

ARCH CAPITAL	35	2025 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    Other Comprehensive Income (Loss)

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended		Nine Months Ended
Details About	Line Item That Includes	September 30,		September 30,
AOCI Components	Reclassification	2025	2024	2025	2024

Unrealized appreciation (decline) on available-for-sale investments
	Net realized gains (losses)	$44	$54	$(5)	$(38)
	Provision for credit losses	4	6	(4)	4
	Total before tax	48	60	(9)	(34)
	Income tax (expense) benefit	(7)	—	5	12
	Net of tax	$41	$60	$(4)	$(22)

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended September 30, 2025
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$118	$30	$88
Less reclassification of net realized gains (losses) included in net income	48	7	41
Foreign currency translation adjustments	—	(1)	1
Other comprehensive income (loss)	$70	$22	$48

Three Months Ended September 30, 2024
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$736	$91	$645
Less reclassification of net realized gains (losses) included in net income	60	—	60
Foreign currency translation adjustments	25	—	25
Other comprehensive income (loss)	$701	$91	$610

Nine Months Ended September 30, 2025
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$667	$42	$625
Less reclassification of net realized gains (losses) included in net income	(9)	(5)	(4)
Foreign currency translation adjustments	88	(3)	91
Other comprehensive income (loss)	$764	$44	$720

Nine Months Ended September 30, 2024
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$549	$71	$478
Less reclassification of net realized gains (losses) included in net income	(34)	(12)	(22)
Foreign currency translation adjustments	(24)	—	(24)
Other comprehensive income (loss)	$559	$83	$476

ARCH CAPITAL	36	2025 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14.    Income Taxes

The Company’s income tax provision on income before income taxes, including income (loss) from operating affiliates, resulted in an effective tax rate of 14.8% for the nine months ended September 30, 2025, compared to 8.1% for the nine months ended September 30, 2024. The year-over-year increase is primarily attributed to the Government of Bermuda enacting the Corporate Income Tax Act 2023, which established a 15% corporate income tax effective January 1, 2025. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
The Company had a net deferred tax asset of $1.4 billion at September 30, 2025, compared to a net deferred tax asset of $1.6 billion at December 31, 2024. In addition, the Company paid $315 million of income taxes for the nine months ended September 30, 2025, compared to $221 million of income taxes paid for the nine months ended September 30, 2024.
15.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of September 30, 2025, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.
16.    Transactions with Related Parties

Premia Reinsurance Ltd. is a multi-line Bermuda reinsurance company (and its affiliates together with Premia Holdings Ltd., “Premia”). The Company has entered into certain reinsurance transactions with Premia. During the nine months ended September 30, 2025 and 2024, the Company did not enter into any new reinsurance transactions with Premia. At September 30, 2025, the Company recorded a funds held asset from Premia of $130 million, compared to $137 million at December 31, 2024.
Somers Group Holdings Ltd. and its wholly owned subsidiaries (collectively, “Somers”) are wholly owned by Greysbridge. For the nine months ended September 30, 2025, the Company’s net premiums written was reduced by $557 million, compared to $581 million for the nine months ended September 30, 2024, as a result of certain reinsurance transactions with Somers. In addition, Somers paid certain acquisition costs and administrative fees to the Company. At September 30, 2025, the Company recorded a reinsurance recoverable on unpaid and paid losses from Somers of $1.9 billion and a reinsurance balance payable to Somers of $594 million, compared to $1.6 billion and $489 million, respectively, at December 31, 2024.
Under the terms of the Greysbridge equity financing, beginning January 1, 2024, the Company has a call right (but not the obligation) and Warburg and Kelso each have a put right (but not the obligation) to buy/sell a certain amount of their initial shares annually at the current year-end book value per share of Greysbridge. In 2024, Warburg and Kelso both delivered a put option notice to sell a certain amount of their initial shares. This transaction, which will involve third-party purchasers of such shares, is expected to close in the 2025 calendar year, subject to any required regulatory approvals and other closing conditions. In 2025, Warburg and Kelso both delivered a second put option notice to sell a certain amount of their initial shares. The transaction for the shares in the second put option is expected to occur in the first half of the 2026 calendar year, subject to any required regulatory approvals. In association with the put option notices, the Company’s balance sheet reflected $242 million in both other assets and other liabilities at September 30, 2025.

ARCH CAPITAL	37	2025 THIRD QUARTER FORM 10-Q

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
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “Arch”, “the Company”, “we”, “our” or “us”) is a publicly listed Bermuda exempted company with approximately $26.4 billion in capital at September 30, 2025 and, through operations in Bermuda, the United States, Europe, Canada and Australia, writes insurance, reinsurance and mortgage insurance on a worldwide basis.

ARCH CAPITAL	38	2025 THIRD QUARTER FORM 10-Q

CURRENT OUTLOOK

As we near the end of 2025 and look ahead to 2026, our core objective to deliver long term value for our shareholders remains unchanged. We reported solid results for the 2025 third quarter, with an annualized net income return on average common equity and operating return on average common equity of 23.8% and 18.5%, respectively. See “Comment on Non-GAAP Financial Measures.” Meaningful contributions from all three segments along with solid investment returns pushed our year to date book value growth to 17.3%.
We continue to execute our cycle management strategy by actively allocating capital to the segments with the best risk-adjusted returns, while retaining the flexibility to invest in our platform when we find attractive opportunities. This approach, combined with a diversified global platform and strong distribution relationships, allows us to adapt dynamically to shifting market conditions. Our strong balance sheet and capital-generating capabilities, permit us to both invest in our business, and return capital to investors. During the 2025 third quarter, we repurchased $732 million of Arch shares in the quarter.
As competition in the overall property and casualty market is increasing, some sectors are seeing increased pressure while others continue to experience rate improvements. We continue to believe the property and casualty market presents meaningful opportunities, as we lean into the strength of our brand, including underwriting discipline, a longer term view of risk, and use risk-based pricing tools to generate profitable business.
Our insurance segment reported $129 million of underwriting income for the 2025 third quarter, with net premium written nearly $2 billion, which is an increase of 7.3% from the 2024 third quarter. Growth in net premiums written primarily resulted from the U.S MidCorp and Entertainment Insurance businesses acquired from Allianz on August 1, 2024 (“MCE Acquisition”). The acquired business provides a significant platform from which we intend to build further scale in the middle market sector. We saw selective growth in our North American other liability occurrence business of 17%, supported by middle market and double-digit rate increases in E&S casualty.
Net premiums written in our North American property and short-tail book increased 15%, where growth in middle market admitted property more than offset declines in E&S property. International premium volume remained stable, as the Lloyd’s and London market businesses are experiencing increased, but rational, competition. Our long-term investment in establishing a leadership position at Lloyd’s continues to yield strong results reflected in favorable signings and our ability to attract top-tier underwriting talent.
Our reinsurance segment contributed $482 million of underwriting income in the 2025 third quarter. Net premiums written were $1.7 billion, down roughly 11% when compared to 2024 third quarter, reflecting current pricing conditions in short-tail and property catastrophe lines and increased retentions by cedants. We are growing selectively and focusing on areas where margins are attractive. We continue to like our prospects in most lines of business and, with improving conditions in casualty lines, our agility and ability to create opportunities is an advantage for us in this market. Our diversified reinsurance platform, supported by strong partnerships with our brokers and ceding companies across multiple lines and geographies, further enhances our ability to navigate a competitive environment.
Our mortgage segment continued to deliver a steady level of earnings, generating $260 million of underwriting income in the 2025 third quarter. While new originations remained modest due to affordability challenges, underlying fundamentals remained strong and our U.S. market share was stable as industry pricing discipline held. The persistency of our in force U.S. primary mortgage insurance portfolio remained a healthy 82.3% and our delinquency rate remained low. We continue to expect the mortgage segment to serve as a steady diversifying contributor to our overall earnings and generate attractive underwriting income given the high credit quality and embedded equity of our in-force portfolio.

ARCH CAPITAL	39	2025 THIRD QUARTER FORM 10-Q

FINANCIAL MEASURES

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for Arch Capital’s common shareholders:
Book Value per Share
Book value per share represents total common shareholders’ equity available to Arch divided by the number of common shares outstanding. Management uses growth in book value per share as a key measure of the value generated for our common shareholders each period and believes that book value per share is the key driver of Arch Capital’s share price over time. Book value per share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per share depending on the purchase price. Book value per share was $62.32 at September 30, 2025, compared to $59.17 at June 30, 2025, and $57.00 at September 30, 2024. The 5.3% increase in book value per share for the 2025 third quarter primarily reflected strong underwriting and investment returns.
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
Our annualized net income return on average common equity was 23.8% for the 2025 third quarter, compared to 19.0% for the 2024 third quarter, and 19.5% for the nine months ended September 30, 2025, compared to 22.9% for the 2024 period. Our Operating ROAE was 18.5% for the 2025 third quarter, compared to 14.8% for the 2024 third quarter and 16.2% for the nine months ended September 30, 2025, compared to 18.3% for the 2024 period. Returns for the 2025 periods reflected strong underwriting and investment returns.
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

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2025 Third Quarter	1.80%	1.81%
2024 Third Quarter	3.97%	4.24%

Nine Months Ended September 30, 2025	7.07%	7.27%
Nine Months Ended September 30, 2024	6.20%	6.40%
Total return for the 2025 periods reflected the effects of lower bond yields, a weaker U.S. dollar and equity market returns. The portfolio slightly underperformed their benchmark returns, primarily due to the sale of certain alternative investments accounted for using the equity method. The allocation of our portfolio remained neutral relative to our targeted benchmark. We continue to maintain a relatively short duration on our fixed income portfolio of 3.24 years at September 30, 2025, compared to 3.31 years at December 31, 2024.
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

ARCH CAPITAL	40	2025 THIRD QUARTER FORM 10-Q

change, generally we do not adjust the composition of the benchmark return index during the year except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. At September 30, 2025, the fixed income portion of the benchmark had an average credit quality of “A1” by Moody’s and an estimated fixed income duration of 3.18 years.
The benchmark return index included weightings to the following indices:

%
ICE BofA 1-10 Year U.S. Corporate Index	26.70
Yield on 3-5 Year U.S. Treasury Index plus 6%	17.00
ICE BofA 1-10 Year U.S. Treasury Index	15.00
ICE BofA 0-3 Month U.S. Treasury Index	3.00
JPM CLOIE Investment Grade	6.00
ICE BofA 1-5 Year U.K. Gilt Index	5.25
ICE BofA U.S. High Yield Constrained Index	5.00
ICE BofA U.S. ABS & CMBS Index	4.70
S&P 500 Total Return Index	4.50
ICE BofA 3-5 Year US Agency CMO Excluding IO & PO Index	3.50
ICE BofA German Government 1-5 Year Index	3.25
ICE BofA German Government 5-7 Year Index	0.60
ICE BofA 1-5 Year Canada Government Index	2.60
ICE BofA 15+ Year Canada Government Index	0.30
ICE BofA 1-5 Year Australia Government Index	1.90
ICE BofA 5-10 Year Australia Government Index	0.45
ICE BofA 1-5 Year Japan Government Index	0.25
Total	100.00%
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

ARCH CAPITAL	41	2025 THIRD QUARTER FORM 10-Q

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

ARCH CAPITAL	42	2025 THIRD QUARTER FORM 10-Q

RESULTS OF OPERATIONS

The following table summarizes our consolidated financial data, including a reconciliation of net income or loss available to Arch common shareholders to after-tax operating income or loss available to Arch common shareholders. See “Comment on Non-GAAP Financial Measures.”

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income available to Arch common shareholders	$1,340	$978	$3,131	$3,347
Net realized (gains) losses (1)	(210)	(169)	(442)	(358)
Equity in net (income) loss of investments accounted for using the equity method	(134)	(171)	(349)	(437)
Net foreign exchange (gains) losses	7	63	122	31
Transaction costs and other	21	30	49	55
Income tax expense (benefit) (2)	18	31	97	38
After-tax operating income available to Arch common shareholders	$1,042	$762	$2,608	$2,676

Beginning common shareholders’ equity	$22,211	$19,835	$19,990	$17,523
Ending common shareholders’ equity	22,889	21,444	22,889	21,444
Average common shareholders’ equity	$22,550	$20,640	$21,440	$19,484

Annualized net income return on average common equity %	23.8	19.0	19.5	22.9
Annualized operating return on average common equity %	18.5	14.8	16.2	18.3
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

ARCH CAPITAL	43	2025 THIRD QUARTER FORM 10-Q

The following tables set forth our insurance segment’s underwriting results:

	Three Months Ended September 30,
	2025	2024	% Change
Gross premiums written	$2,567	$2,341	9.7
Premiums ceded	(614)	(521)
Net premiums written	1,953	1,820	7.3
Change in unearned premiums	16	(55)
Net premiums earned	1,969	1,765	11.6
Other underwriting income (1)	9	—
Losses and loss adjustment expenses	(1,162)	(1,087)
Acquisition expenses	(386)	(308)
Other operating expenses	(301)	(250)
Underwriting income (loss)	$129	$120	7.5

Underwriting Ratios			% Point Change
Loss ratio	59.0%	61.6%	(2.6)
Acquisition expense ratio	19.6%	17.4%	2.2
Other operating expense ratio (2)	14.8%	14.1%	0.7
Combined ratio	93.4%	93.1%	0.3
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ for the 2025 period includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.

	Nine Months Ended September 30,
	2025	2024	% Change
Gross premiums written	$7,893	$6,569	20.2
Premiums ceded	(1,971)	(1,649)
Net premiums written	5,922	4,920	20.4
Change in unearned premiums	(124)	(226)
Net premiums earned	5,798	4,694	23.5
Other underwriting income (1)	25	—
Losses and loss adjustment expenses	(3,568)	(2,789)
Acquisition expenses	(1,116)	(872)
Other operating expenses	(883)	(718)
Underwriting income (loss)	$256	$315	(18.7)

Underwriting Ratios			% Point Change
Loss ratio	61.5%	59.4%	2.1
Acquisition expense ratio	19.3%	18.6%	0.7
Other operating expense ratio (2)	14.8%	15.3%	(0.5)
Combined ratio	95.6%	93.3%	2.3
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ for the 2025 period includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.
Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,
	2025		2024
	Amount	%	Amount	%
North America
Property and short-tail specialty	$339	17.4	$296	16.3
Other liability - occurrence	297	15.2	253	13.9
Other liability - claims made	209	10.7	228	12.5
Commercial multi-peril	194	9.9	163	9.0
Workers compensation	151	7.7	147	8.1
Commercial automobile	150	7.7	134	7.4
Other	86	4.4	81	4.5
Total North America	1,426	73.0	1,302	71.5

International
Property and short-tail specialty	$287	14.7	$287	15.8
Casualty and other	240	12.3	231	12.7
Total International	527	27.0	518	28.5
Total	$1,953	100.0	$1,820	100.0
2025 Third Quarter versus 2024 Period. Gross premiums written by the insurance segment in the 2025 third quarter were 9.7% higher than in the 2024 third quarter, while net premiums written were 7.3% higher than in the 2024 third quarter. Growth in net premiums written primarily reflected business related to the MCE Acquisition.

	Nine Months Ended September 30,
	2025		2024
	Amount	%	Amount	%
North America
Property and short-tail specialty	$1,056	17.8	$856	17.4
Other liability - occurrence	993	16.8	660	13.4
Other liability - claims made	564	9.5	643	13.1
Commercial multi-peril	597	10.1	266	5.4
Workers compensation	434	7.3	402	8.2
Commercial automobile	476	8.0	369	7.5
Other	251	4.2	225	4.6
Total North America	4,371	73.8	3,421	69.5

International
Property and short-tail specialty	$860	14.5	$830	16.9
Casualty and other	691	11.7	669	13.6
Total International	1,551	26.2	1,499	30.5
Total	$5,922	100.0	$4,920	100.0
Nine Months Ended September 30, 2025 versus 2024 period. Gross premiums written by the insurance segment for the nine months ended September 30, 2025 were 20.2% higher than in the 2024 period, while net premiums written were 20.4% higher than in the 2024 period. Growth in net premiums written primarily reflected business related to the MCE Acquisition.

ARCH CAPITAL	44	2025 THIRD QUARTER FORM 10-Q

Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,
	2025		2024
	Amount	%	Amount	%
North America
Property and short-tail specialty	$339	17.2	$306	17.3
Other liability - occurrence	329	16.7	265	15.0
Other liability - claims made	205	10.4	213	12.1
Commercial multi-peril	195	9.9	146	8.3
Workers compensation	160	8.1	135	7.6
Commercial automobile	143	7.3	122	6.9
Other	70	3.6	79	4.5
Total North America	1,441	73.2	1,266	71.7

International
Property and short-tail specialty	$296	15.0	$283	16.0
Casualty and other	232	11.8	216	12.2
Total International	528	26.8	499	28.3
Total	$1,969	100.0	$1,765	100.0

	Nine Months Ended September 30,
	2025		2024
	Amount	%	Amount	%
North America
Property and short-tail specialty	$1,035	17.9	833	17.7
Other liability - occurrence	996	17.2	615	13.1
Other liability - claims made	583	10.1	633	13.5
Commercial multi-peril	599	10.3	246	5.2
Workers compensation	438	7.6	394	8.4
Commercial automobile	435	7.5	329	7.0
Other	213	3.7	235	5.0
Total North America	4,299	74.1	3,285	70.0

International
Property and short-tail specialty	$821	14.2	779	16.6
Casualty and other	678	11.7	630	13.4
Total International	1,499	25.9	1,409	30.0
Total	$5,798	100.0	$4,694	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters. Net premiums earned for the 2025 third quarter were 11.6% higher than in the 2024 third quarter, while net premiums earned for the nine months ended September 30, 2025 were 23.5% higher than in the 2024 period.
Other Underwriting Income.
Other underwriting income, which includes revenue earned from underwriting-related activities covered under existing service contracts, was $9 million for the 2025 third quarter, compared to nil for the 2024 third quarter, and $25 million for the nine months ended September 30, 2025, compared to nil for the 2024 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Current year	59.7%	62.5%	62.2%	60.0%
Prior period reserve development	(0.7)%	(0.9)%	(0.7)%	(0.6)%
Loss ratio	59.0%	61.6%	61.5%	59.4%
Current Year Loss Ratio.
2025 Third Quarter versus 2024 Period. The insurance segment’s current year loss ratio in the 2025 third quarter was 2.8 points lower than in the 2024 third quarter. The 2025 third quarter loss ratio reflected 2.2 points of current year catastrophic activity, compared to 4.9 points of current year catastrophic activity in the 2024 third quarter.
Nine Months Ended September 30, 2025 versus 2024 Period. The insurance segment’s current year loss ratio for the nine months ended September 30, 2025 was 2.2 points higher than in the 2024 period and reflected 4.8 points of current year catastrophic activity, primarily related to the California wildfires, compared to 3.0 points in the 2024 period. The current year loss ratio for the 2025 period also reflected the impact of the MCE Acquisition and changes in mix of business.
Prior Period Reserve Development.
The insurance segment’s net favorable development was $14 million, or 0.7 points, for the 2025 third quarter, compared to $16 million, or 0.9 points, for the 2024 third quarter, and $39 million, or 0.7 points, for the nine months ended September 30, 2025, compared to $31 million, or 0.6 points, for the 2024 period. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the insurance segment’s prior year reserve development.

ARCH CAPITAL	45	2025 THIRD QUARTER FORM 10-Q

Underwriting Expenses.
2025 Third Quarter versus 2024 Period. The insurance segment’s underwriting expense ratio was 34.4% in the 2025 third quarter, compared to 31.5% in the 2024 third quarter. In the 2024 third quarter, the impact of the MCE Acquisition lowered the underwriting expense ratio by approximately 250 basis points, primarily due to the effects of the fair value estimation of the assets acquired at closing, including the non-recognition of deferred acquisition costs. The 2025 third quarter underwriting expense ratio also included 0.6 points related to net favorable development of prior year loss reserves, compared to 0.2 points in the 2024 third quarter.
Nine Months Ended September 30, 2025 versus 2024 period. The insurance segment’s underwriting expense ratio was 34.1% for the nine months ended September 30, 2025, compared to 33.9% for the 2024 period.
Reinsurance Segment
The Company’s reinsurance segment offers reinsurance products on a worldwide basis. Lines of business include: casualty; marine and aviation; specialty; property catastrophe; property excluding property catastrophe; and other.
The following tables set forth our reinsurance segment’s underwriting results:

	Three Months Ended September 30,
	2025	2024	% Change
Gross premiums written	$2,515	$2,763	(9.0)
Premiums ceded	(778)	(818)
Net premiums written	1,737	1,945	(10.7)
Change in unearned premiums	278	(53)
Net premiums earned	2,015	1,892	6.5
Other underwriting income (1)	38	2
Losses and loss adjustment expenses	(1,040)	(1,317)
Acquisition expenses	(398)	(374)
Other operating expenses	(133)	(54)
Underwriting income	$482	$149	223.5

Underwriting Ratios			% Point Change
Loss ratio	51.6%	69.6%	(18.0)
Acquisition expense ratio	19.8%	19.8%	—
Other operating expense ratio (2)	4.7%	2.9%	1.8
Combined ratio	76.1%	92.3%	(16.2)
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ for the 2025 period includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.

	Nine Months Ended September 30,
	2025	2024	% Change
Gross premiums written	$9,205	$9,171	0.4
Premiums ceded	(3,093)	(3,013)
Net premiums written	6,112	6,158	(0.7)
Change in unearned premiums	18	(820)
Net premiums earned	6,130	5,338	14.8
Other underwriting income (1)	123	5
Losses and loss adjustment expenses	(3,524)	(3,206)
Acquisition expenses	(1,251)	(1,050)
Other operating expenses	(378)	(193)
Underwriting income (loss)	$1,100	$894	23.0

Underwriting Ratios			% Point Change
Loss ratio	57.5%	60.1%	(2.6)
Acquisition expense ratio	20.4%	19.7%	0.7
Other operating expense ratio (2)	4.2%	3.6%	0.6
Combined ratio	82.1%	83.4%	(1.3)
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ for the 2025 period includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.
Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,
	2025		2024
	Amount	%	Amount	%
Specialty	$633	36.4	$769	39.5
Property excluding property catastrophe	557	32.1	671	34.5
Casualty	399	23.0	339	17.4
Property catastrophe	64	3.7	52	2.7
Marine and aviation	60	3.5	69	3.5
Other	24	1.4	45	2.3
Total	$1,737	100.0	$1,945	100.0
2025 Third Quarter versus 2024 Period. Gross premiums written by the reinsurance segment in the 2025 third quarter were 9.0% lower than in the 2024 third quarter, while net premiums written were 10.7% lower than in the 2024 third quarter. The lower level of net premiums written this quarter was primarily due to the impact of two transactions in the 2024 third quarter in the specialty line of business and the lower level of reinstatement premiums in the 2025 third quarter.

ARCH CAPITAL	46	2025 THIRD QUARTER FORM 10-Q

	Nine Months Ended September 30,
	2025		2024
	Amount	%	Amount	%
Specialty	$1,956	32.0	$2,148	34.9
Property excluding property catastrophe	1,568	25.7	1,823	29.6
Casualty	1,206	19.7	943	15.3
Property catastrophe	1,025	16.8	874	14.2
Marine and aviation	249	4.1	257	4.2
Other	108	1.8	113	1.8
Total	$6,112	100.0	$6,158	100.0
Nine Months Ended September 30, 2025 versus 2024 period. Gross premiums written by the reinsurance segment for the nine months ended September 30, 2025 were 0.4% higher than in the 2024 period, while net premiums written were 0.7% lower than in the 2024 period.
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,
	2025		2024
	Amount	%	Amount	%
Specialty	$719	35.7	$688	36.4
Property excluding property catastrophe	581	28.8	540	28.5
Casualty	360	17.9	282	14.9
Property catastrophe	253	12.6	256	13.5
Marine and aviation	77	3.8	80	4.2
Other	25	1.2	46	2.4
Total	$2,015	100.0	$1,892	100.0

	Nine Months Ended September 30,
	2025		2024
	Amount	%	Amount	%
Specialty	$2,206	36.0	$1,934	36.2
Property excluding property catastrophe	1,716	28.0	1,546	29.0
Casualty	1,040	17.0	798	14.9
Property catastrophe	819	13.4	736	13.8
Marine and aviation	239	3.9	214	4.0
Other	110	1.8	110	2.1
Total	$6,130	100.0	$5,338	100.0
Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned reflect changes in net premiums written over the previous five quarters. Net premiums earned for the 2025 third quarter were 6.5% higher than in the 2024 third quarter, while net premiums earned for the nine months ended September 30, 2025 were 14.8% higher than in the 2024 period.
Other Underwriting Income.
Other underwriting income, which includes revenue earned from underwriting-related activities covered under existing service contracts, was $38 million for the 2025 third quarter, compared to $2 million for the 2024 third quarter, and $123 million for the nine months ended September 30, 2025, compared to $5 million for the 2024 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Current year	54.2%	71.8%	61.6%	62.3%
Prior period reserve development	(2.6)%	(2.2)%	(4.1)%	(2.2)%
Loss ratio	51.6%	69.6%	57.5%	60.1%
Current Year Loss Ratio.
2025 Third Quarter versus 2024 Period. The reinsurance segment’s current year loss ratio in the 2025 third quarter was 17.6 points lower than in the 2024 third quarter. The 2025 third quarter loss ratio reflected 1.3 points of current year catastrophic activity, compared to 21.3 points of current year catastrophic activity in the 2024 third quarter. The balance of the change in the loss ratio resulted, in part, from changes in mix of business.
Nine Months Ended September 30, 2025 versus 2024 Period. The reinsurance segment’s current year loss ratio for the nine months ended September 30, 2025 was 0.7 points lower than in the 2024 period and reflected 9.5 points of current year catastrophic activity primarily related to the California wildfires, compared to 11.5 points in the 2024 period. The current year loss ratio for the 2025 period also reflected changes in mix of business.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $53 million, or 2.6 points, for the 2025 third quarter, compared to $41 million, or 2.2 points, for the 2024 third quarter, and $253 million, or 4.1 points, for the nine months ended September 30, 2025, compared to $115 million, or 2.2 points, for the 2024 period. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the reinsurance segment’s prior year reserve development.

ARCH CAPITAL	47	2025 THIRD QUARTER FORM 10-Q

Underwriting Expenses.
2025 Third Quarter versus 2024 Period. The underwriting expense ratio for the reinsurance segment was 24.5% in the 2025 third quarter, compared to 22.7% in the 2024 third quarter, with the increase primarily reflecting a higher level of incentive compensation expenses in the 2025 third quarter.
Nine Months Ended September 30, 2025 versus 2024 period. The underwriting expense ratio for the reinsurance segment was 24.6% for the nine months ended September 30, 2025, compared to 23.3% for the 2024 period. The increase in the 2025 period primarily reflected lower profit and sliding scale commissions on ceded business, along with a higher level of incentive compensation expenses in the 2025 third quarter.
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
The following tables set forth our mortgage segment’s underwriting results:

	Three Months Ended September 30,
	2025	2024	% Change
Gross premiums written	$330	$339	(2.7)
Premiums ceded	(56)	(57)
Net premiums written	274	282	(2.8)
Change in unearned premiums	27	31
Net premiums earned	301	313	(3.8)
Other underwriting income (1)	3	3
Losses and loss adjustment expenses	2	1
Acquisition expenses	(2)	1
Other operating expenses	(44)	(49)
Underwriting income	$260	$269	(3.3)

Underwriting Ratios			% Point Change
Loss ratio	(0.5)%	(0.4)%	(0.1)
Acquisition expense ratio	0.7%	(0.4)%	1.1
Other operating expense ratio (2)	13.3%	15.6%	(2.3)
Combined ratio	13.5%	14.8%	(1.3)
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ for the 2025 period includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.

	Nine Months Ended September 30,
	2025	2024	% Change
Gross premiums written	$979	$1,020	(4.0)
Premiums ceded	(186)	(185)
Net premiums written	793	835	(5.0)
Change in unearned premiums	89	90
Net premiums earned	882	925	(4.6)
Other underwriting income (1)	17	15
Losses and loss adjustment expenses	2	37
Acquisition expenses	(7)	1
Other operating expenses	(144)	(151)
Underwriting income	$750	$827	(9.3)

Underwriting Ratios			% Point Change
Loss ratio	(0.2)%	(4.0)%	3.8
Acquisition expense ratio	0.8%	(0.1)%	0.9
Other operating expense ratio (2)	14.3%	16.3%	(2.0)
Combined ratio	14.9%	12.2%	2.7
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ for the 2025 period includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.
Premiums Written.
The following tables set forth our mortgage segment’s net premiums written by major line of business:

	Three Months Ended September 30,
	2025		2024
	Amount	%	Amount	%
U.S. primary mortgage insurance	$197	71.9	$209	74.1
U.S. credit risk transfer (CRT) and other	55	20.1	54	19.1
International mortgage insurance/ reinsurance	22	8.0	19	6.7
Total	$274	100.0	$282	100.0
2025 Third Quarter versus 2024 Period. Gross premiums written by the mortgage segment in the 2025 third quarter were 2.7% lower than in the 2024 third quarter, while net premiums written were 2.8% lower than in the 2024 third quarter. The reduction in net premiums written in the 2025 third quarter primarily reflected lower U.S. monthly and single premium volume.

ARCH CAPITAL	48	2025 THIRD QUARTER FORM 10-Q

	Nine Months Ended September 30,
	2025		2024
	Amount	%	Amount	%
U.S. primary mortgage insurance	$584	73.6	$612	73.3
U.S. credit risk transfer (CRT) and other	156	19.7	161	19.3
International mortgage insurance/ reinsurance	53	6.7	62	7.4
Total	$793	100.0	$835	100.0
Nine Months Ended September 30, 2025 versus 2024 Period. Gross premiums written by the mortgage segment for the nine months ended September 30, 2025 were 4.0% lower than in the 2024 period, while net premiums written for the nine months ended September 30, 2025 were 5.0% lower than in the 2024 period. The reduction in net premiums written in the 2025 period primarily reflected a one-time expense related to the tender offer of certain Bellemeade Re mortgage insurance linked notes, along with a lower U.S. monthly and single premium volume.
The persistency rate was 82.3% for the Arch MI U.S. portfolio of primary mortgage insurance policies at September 30, 2025, compared to 82.9% at September 30, 2024. The persistency rate represents the percentage of mortgage insurance in force at the beginning of a 12 month period that remains in force at the end of such period.
The following tables provide details on the new insurance written (“NIW”) generated by Arch MI U.S. NIW represents the original principal balance of all loans that received coverage during the period.

	Three Months Ended September 30,
	2025		2024
	Amount	%	Amount	%
Total new insurance written (NIW)	$12,965		$13,526

Credit quality:
>=740	$9,850	76.0	$9,438	69.8
680-739	2,753	21.2	3,584	26.5
620-679	359	2.8	502	3.7
<620	3	0.0	2	0.0
Total	$12,965	100.0	$13,526	100.0

Loan-to-value (LTV):
95.01% and above	$1,038	8.0	$1,089	8.1
90.01% to 95.00%	5,668	43.7	6,620	48.9
85.01% to 90.00%	4,323	33.3	4,293	31.7
85.00% and below	1,936	14.9	1,524	11.3
Total	$12,965	100.0	$13,526	100.0

Monthly vs. single:
Monthly	$12,267	94.6	$12,581	93.0
Single	698	5.4	945	7.0
Total	$12,965	100.0	$13,526	100.0

Purchase vs. refinance:
Purchase	$12,319	95.0	$13,177	97.4
Refinance	646	5.0	349	2.6
Total	$12,965	100.0	$13,526	100.0

	Nine Months Ended September 30,
	2025		2024
	Amount	%	Amount	%
Total new insurance written (NIW)	$34,409		$36,661

Credit quality:
>=740	$26,096	75.8	$25,528	69.6
680-739	7,383	21.5	9,885	27.0
620-679	921	2.7	1,243	3.4
<620	9	0.0	5	0.0
Total	$34,409	100.0	$36,661	100.0

Loan-to-value (LTV):
95.01% and above	$2,608	7.6	$2,645	7.2
90.01% to 95.00%	15,674	45.6	19,094	52.1
85.01% to 90.00%	11,188	32.5	10,964	29.9
85.01% and below	4,939	14.4	3,958	10.8
Total	$34,409	100.0	$36,661	100.0

Monthly vs. single:
Monthly	$32,543	94.6	$34,261	93.5
Single	1,866	5.4	2,400	6.5
Total	$34,409	100.0	$36,661	100.0

Purchase vs. refinance:
Purchase	$32,747	95.2	$35,932	98.0
Refinance	1,662	4.8	729	2.0
Total	$34,409	100.0	$36,661	100.0

ARCH CAPITAL	49	2025 THIRD QUARTER FORM 10-Q

Net Premiums Earned.
The following tables set forth our mortgage segment’s net premiums earned by major line of business:

	Three Months Ended September 30,
	2025		2024
	Amount	%	Amount	%
U.S. primary mortgage insurance	$204	67.8	$215	68.7
U.S. credit risk transfer (CRT) and other	55	18.3	55	17.6
International mortgage insurance/ reinsurance	42	14.0	43	13.7
Total	$301	100.0	$313	100.0
2025 Third Quarter versus 2024 Period. Net premiums earned for the 2025 third quarter were 3.8% lower than in the 2024 third quarter, reflecting changes in net premiums written over the previous five quarters. The decrease in net premiums earned in the 2025 period primarily reflected a lower level of U.S. monthly premium volume.

	Nine Months Ended September 30,
	2025		2024
	Amount	%	Amount	%
U.S. primary mortgage insurance	$601	68.1	$630	68.1
U.S. credit risk transfer (CRT) and other	156	17.7	162	17.5
International mortgage insurance/ reinsurance	125	14.2	133	14.4
Total	$882	100.0	$925	100.0
Nine Months Ended September 30, 2025 versus 2024 Period. For the nine months ended September 30, 2025, net premiums earned were 4.6% lower than in the 2024 period. The decrease in net premiums earned in the 2025 period primarily reflected a one-time expense related to the tender offer of certain Bellemeade Re mortgage insurance linked notes and a lower level of U.S. monthly premium volume.
Other Underwriting Income.
Other underwriting income, which is primarily related to GSE credit risk-sharing transactions, was $3 million for the 2025 third quarter, consistent with $3 million for the 2024 third quarter, and $17 million for the nine months ended September 30, 2025, compared to $15 million for the 2024 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Current year	17.6%	20.1%	20.2%	19.9%
Prior period reserve development	(18.1)%	(20.5)%	(20.4)%	(23.9)%
Loss ratio	(0.5)%	(0.4)%	(0.2)%	(4.0)%
Current Year Loss Ratio.
2025 Third Quarter versus 2024 Period. The mortgage segment’s current year loss ratio was 2.5 points lower in the 2025 third quarter than in the 2024 third quarter. The lower current year loss ratio for the 2025 third quarter reflected a decline in new notices of default.
Nine Months Ended September 30, 2025 versus 2024 Period. The mortgage segment’s current year loss ratio was 0.3 points higher for the nine months ended September 30, 2025 than for the 2024 period. The higher current year loss ratio for the 2025 period reflected slightly higher new delinquencies and the impact of the Bellemeade Re tender offers noted above.
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $54 million, or 18.1 points, for the 2025 third quarter, compared to $64 million, or 20.5 points, for the 2024 third quarter, and $179 million, or 20.4 points, for the nine months ended September 30, 2025, compared to $220 million, or 23.9 points, for the 2024 period. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
2025 Third Quarter versus 2024 Period. The underwriting expense ratio for the mortgage segment was 14.0% in the 2025 third quarter, compared to 15.2% in the 2024 third quarter.
Nine Months Ended September 30, 2025 versus 2024 period. The underwriting expense ratio for the mortgage segment was 15.1% for the nine months ended September 30, 2025, compared to 16.2% for the 2024 period.

ARCH CAPITAL	50	2025 THIRD QUARTER FORM 10-Q

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
Net Investment Income.
The components of net investment income were derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Fixed maturities	$379	$340	$1,081	$926
Short-term investments	25	38	75	102
Equity securities (dividends)	10	9	31	27
Other (1)	19	35	82	103
Gross investment income	433	422	1,269	1,158
Investment expenses (2)	(25)	(23)	(78)	(68)
Net investment income	$408	$399	$1,191	1,090
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.
(2)        Investment expenses were approximately 0.25% of average invested assets for the 2025 third quarter, compared to 0.29% for the 2024 third quarter, and 0.27% for the nine months ended September 30, 2025, consistent with 0.27% for the 2024 period.
The higher level of net investment income for the 2025 periods primarily reflected growth in average invested assets, due in part to strong operating cash flows. Net cash flow from operating activities contributed $4.8 billion for the nine months ended September 30, 2025. The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 4.07% for the 2025 third quarter, compared to 4.40% for the 2024 third quarter, and 4.16% for the nine months ended September 30, 2025, compared to 4.29% for the 2024 period.

Corporate Expenses.
Corporate expenses were $28 million for the 2025 third quarter, compared to $19 million for the 2024 third quarter, and $107 million for the nine months ended September 30, 2025, compared to $88 million for the 2024 period. Such amounts primarily represent certain holding company costs necessary to support our worldwide operations and costs associated with operating as a publicly traded company. The increase in corporate expenses was primarily due to higher incentive compensation costs.
Transaction Costs and Other.
Transaction costs and other for the 2025 third quarter was $21 million, compared to $30 million for the 2024 third quarter, and $49 million for the nine months ended September 30, 2025, compared to $55 million for the 2024 period. Amounts in both periods primarily includes direct costs related to the MCE Acquisition.
Other Income or Losses.
Other income for the 2025 third quarter was $22 million, compared to $8 million for the 2024 third quarter, and $38 million for the nine months ended September 30, 2025, compared to $30 million for the 2024 period. Amounts in both periods primarily reflect changes in the cash surrender value of our investment in corporate-owned life insurance.
Amortization of Intangible Assets.
Amortization of intangible assets for the 2025 third quarter was $49 million, compared to $88 million for the 2024 third quarter, and $146 million for the nine months ended September 30, 2025, compared to $136 million for the 2024 period. Amounts in both periods primarily related to the MCE Acquisition.
Interest Expense.
Interest expense was $37 million for the 2025 third quarter, compared to $35 million for the 2024 third quarter, and $110 million for the nine months ended September 30, 2025, compared to $104 million for the 2024 period. Interest expense primarily reflects amounts related to our outstanding senior notes.

ARCH CAPITAL	51	2025 THIRD QUARTER FORM 10-Q

Net Realized Gains or Losses.
Net realized gains for the 2025 third quarter were $210 million, compared to net realized gains of $169 million for the 2024 third quarter. Net realized gains were $442 million for the nine months ended September 30, 2025, compared to net realized gains of $358 million for the 2024 period. Amounts in both periods reflected sales of investments as well as the impact of financial market movements on the Company’s equity securities and investments accounted for under the fair value option method. Amounts in the 2025 periods also include losses related to the sale of certain alternative investments accounted for under the equity method. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains or losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations.
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
Equity in Net Income or Losses of Investments Accounted for Using the Equity Method.
Equity in net income of investments accounted for using the equity method was $134 million in the 2025 third quarter, compared to $171 million for the 2024 third quarter, and $349 million for the nine months ended September 30, 2025, compared to $437 million for the 2024 period. Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Investment funds accounted for using the equity method totaled $6.2 billion at September 30, 2025, compared to $6.0 billion at December 31, 2024. See note 8, “Investment Information—Investments Accounted For Using the Equity Method,” to our consolidated financial statements for additional information.
Net Foreign Exchange Gains or Losses.
Net foreign exchange losses for the 2025 third quarter were $7 million, compared to losses of $63 million for the 2024 third quarter. Net foreign exchange losses for the nine months ended September 30, 2025 were $122 million, compared to losses of $31 million for the 2024 period. Amounts in both periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income or loss before income taxes, including income or loss from operating affiliates, resulted in an expense of 13.7% for the 2025 third quarter, compared to an expense of 9.0% for the 2024 third quarter, and an expense of 14.8% for the nine months ended September 30, 2025, compared to an expense of 8.1% for the 2024 period. The increase in the 2025 period is primarily attributed to the Government of Bermuda enacting the Corporate Income Tax Act 2023, which established a 15% corporate income tax effective January 1, 2025. See note 14, “Income Taxes” to our consolidated financial statements for additional information.
Income or Losses from Operating Affiliates.
Income from operating affiliates for the 2025 third quarter was $62 million, compared to income of $36 million for the 2024 third quarter, and income of $119 million for the nine months ended September 30, 2025, compared to income of $136 million for the 2024 period. Such amounts primarily related to the Company’s investment in Somers Group Holdings Ltd. (“Somers”) and Coface SA. The decrease in income from operating affiliates for the nine months ended September 30, 2025 was primarily driven by lower level of affiliated income from Somers, partly due to the impact of California wildfires. See note 8, “Investment Information—Investments in Operating Affiliates,” to our consolidated financial statements for additional information.
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

ARCH CAPITAL	52	2025 THIRD QUARTER FORM 10-Q

FINANCIAL CONDITION

Investable Assets Held by Arch
At September 30, 2025, approximately $29.1 billion, or 62.3%, of total investable assets held by Arch were internally managed, compared to $25.6 billion, or 61.9%, at December 31, 2024. See note 8, “Investment Information” to our consolidated financial statements for additional information.
The following table summarizes the duration and average credit quality of fixed income assets held by Arch:

	September 30, 2025	December 31, 2024
Average effective fixed maturities duration (in years)	3.24	3.31
Average S&P/Moody’s credit ratings (1)	AA-/Aa3	AA-/Aa3
(1)Average credit ratings on our investment portfolio on securities with ratings assigned by S&P and Moody’s.
The following table provides the credit quality distribution of our fixed maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
September 30, 2025
U.S. government and gov’t agencies (1)	$8,409	25.5
AAA	5,425	16.5
AA	2,449	7.4
A	6,904	20.9
BBB	7,167	21.7
BB	1,175	3.6
B	685	2.1
Lower than B	29	0.1
Not rated	715	2.2
Total	$32,958	100.0

December 31, 2024
U.S. government and gov’t agencies (1)	$7,498	26.9
AAA	4,330	15.5
AA	2,285	8.2
A	5,138	18.4
BBB	6,467	23.2
BB	978	3.5
B	458	1.6
Lower than B	28	0.1
Not rated	707	2.5
Total	$27,889	100.0
(1)Includes U.S. government-sponsored agency residential mortgage-backed securities and agency commercial mortgage-backed securities.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
September 30, 2025
0-10%	$10,881	$(236)	70.0
10-20%	610	(91)	27.0
20-30%	28	(9)	2.7
Greater than 30%	2	(1)	0.3
Total	$11,521	$(337)	100.0

December 31, 2024
0-10%	$16,044	$(453)	65.5
10-20%	1,357	(216)	31.2
20-30%	70	(20)	2.9
Greater than 30%	6	(3)	0.4
Total	$17,477	$(692)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at September 30, 2025, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
JPMorgan Chase & Co.	$415	A/A1
Morgan Stanley	400	A/A1
Bank of America Corporation	358	A-/A1
Wells Fargo & Company	291	BBB+/A1
The Goldman Sachs Group, Inc.	271	A-/A2
Citigroup Inc.	241	A-/A2
Philip Morris International Inc.	194	A-/A2
The Toronto-Dominion Bank	181	A-/A2
Blue Owl Capital Inc.	171	BBB-/Baa3
UBS Group AG	164	A-/A2
Total	$2,686
(1)Average credit ratings as assigned by S&P and Moody’s, respectively.

ARCH CAPITAL	53	2025 THIRD QUARTER FORM 10-Q

The following table provides information on our structured securities, which includes residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
September 30, 2025
RMBS	$2,071	$650	$45	$2,766
CMBS	6	1,165	78	1,249
ABS	—	2,945	204	3,149
Total	$2,077	$4,760	$327	$7,164

December 31, 2024
RMBS	$769	$310	$—	$1,079
CMBS	7	959	92	1,058
ABS	—	2,667	233	2,900
Total	$776	$3,936	$325	$5,037
The following table summarizes our equity securities, which include investments in exchange traded funds:

	September 30, 2025	December 31, 2024
Equities (1)	$1,263	$1,041
Exchange traded funds
Fixed income (2)	309	428
Equity and other (3)	238	213
Total	$1,810	$1,682
(1)Primarily in technology, communications, consumer non-cyclical, financial and industrial sectors at September 30, 2025.
(2)Primarily in structured and corporate exposures at September 30, 2025.
(3)Primarily in technology, financials, consumer cyclical, communications and healthcare sectors at September 30, 2025.

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
Reinsurance
The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses (“LAE”) with unaffiliated reinsurers were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Premiums written:
Direct	$2,516	$2,547	$7,689	$7,554
Assumed	2,894	2,893	10,380	9,201
Ceded	(1,446)	(1,393)	(5,242)	(4,842)
Net	$3,964	$4,047	$12,827	$11,913

Premiums earned:
Direct	$2,576	$2,470	$7,596	$7,228
Assumed	3,300	2,967	9,859	7,825
Ceded	(1,591)	(1,467)	(4,645)	(4,096)
Net	$4,285	$3,970	$12,810	$10,957

Losses and LAE:
Direct	$1,480	$1,405	$4,221	$4,004
Assumed	1,500	1,909	5,695	4,369
Ceded	(780)	(911)	(2,826)	(2,415)
Net	$2,200	$2,403	$7,090	$5,958
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

ARCH CAPITAL	54	2025 THIRD QUARTER FORM 10-Q

The following table summarizes the respective coverages and retentions at September 30, 2025:

Bellemeade Entities (Issue Date)	Initial Coverage at Issuance	Current Coverage	Remaining Retention, Net
2021-3 Ltd. (1)	639	37	130
2022-1 Ltd. (2)	317	56	136
2022-2 Ltd. (3)	327	137	190
2023-1 Ltd. (4)	233	205	168
2024-1 Ltd. (5)	204	192	164
Total	$1,720	$627	$788
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
At September 30, 2025 and December 31, 2024, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	September 30, 2025	December 31, 2024
Insurance segment:
Case reserves	$3,729	$3,730
IBNR reserves	9,003	8,238
Total net reserves	12,732	11,968
Reinsurance segment:
Case reserves	2,884	2,721
Additional case reserves	943	806
IBNR reserves	7,143	5,580
Total net reserves	10,970	9,107
Mortgage segment:
Case reserves	328	331
IBNR reserves	125	142
Total net reserves	453	473
Total:
Case reserves	6,941	6,782
Additional case reserves	943	806
IBNR reserves	16,271	13,960
Total net reserves	$24,155	$21,548
At September 30, 2025 and December 31, 2024, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2025	December 31, 2024
Insurance segment:
Third party occurrence business	$4,488	$4,104
Multi-line and other specialty	4,433	4,105
Third party claims-made business	2,883	2,630
Property, energy, marine and aviation	928	1,129
Total net reserves	$12,732	$11,968
At September 30, 2025 and December 31, 2024, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2025	December 31, 2024
Reinsurance segment:
Casualty	$3,624	$3,089
Specialty	3,553	2,791
Property excluding property catastrophe	2,104	1,778
Property catastrophe	949	845
Marine and aviation	554	461
Other	186	143
Total net reserves	$10,970	$9,107

ARCH CAPITAL	55	2025 THIRD QUARTER FORM 10-Q

At September 30, 2025 and December 31, 2024, the mortgage segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2025	December 31, 2024
Mortgage segment:
U.S. primary mortgage insurance (1)	$322	$333
U.S. credit risk transfer (CRT) and other	72	85
International mortgage insurance/ reinsurance	59	55
Total net reserves	$453	$473
(1)    At September 30, 2025, 27.6% of total net reserves represents policy years 2015 and prior and the remainder from later policy years. At December 31, 2024, 36.1% of total net reserves represent policy years 2015 and prior and the remainder from later policy years.
Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$286,785	57.9	$290,435	58.0
U.S. credit risk transfer (CRT) and other	141,889	28.7	145,892	29.1
International mortgage insurance/reinsurance	66,277	13.4	64,822	12.9
Total	$494,951	100.0	$501,149	100.0

Risk In Force (RIF) (2):
U.S. primary mortgage insurance	$74,952	84.9	$76,034	85.3
U.S. credit risk transfer (CRT) and other	5,688	6.4	5,876	6.6
International mortgage insurance/reinsurance	7,633	8.6	7,215	8.1
Total	$88,273	100.0	$89,125	100.0
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

The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at September 30, 2025:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2015 and prior	$16,567	5.8	$4,221	5.6	5.34%
2016	3,484	1.2	870	1.2	3.41%
2017	4,553	1.6	1,212	1.6	3.51%
2018	6,062	2.1	1,579	2.1	4.18%
2019	11,092	3.9	2,911	3.9	2.90%
2020	33,095	11.5	9,049	12.1	1.65%
2021	52,827	18.4	14,425	19.2	1.73%
2022	51,437	17.9	13,712	18.3	1.72%
2023	33,165	11.6	8,548	11.4	1.51%
2024	41,681	14.5	10,418	13.9	0.85%
2025	32,822	11.4	8,007	10.7	0.12%
Total	$286,785	100.0	$74,952	100.0	2.04%
(1)Represents the ending percentage of loans in default.
The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2024:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2015 and prior	$18,329	6.3	$4,670	6.1	5.85%
2016	5,240	1.8	1,371	1.8	3.23%
2017	5,554	1.9	1,489	2.0	3.52%
2018	7,081	2.4	1,843	2.4	4.31%
2019	12,919	4.4	3,386	4.5	2.85%
2020	39,426	13.6	10,718	14.1	1.52%
2021	62,382	21.5	16,620	21.9	1.52%
2022	57,175	19.7	15,113	19.9	1.51%
2023	36,827	12.7	9,479	12.5	1.12%
2024	45,502	15.7	11,345	14.9	0.30%
Total	$290,435	100.0	$76,034	100.0	2.09%
(1)Represents the ending percentage of loans in default.

ARCH CAPITAL	56	2025 THIRD QUARTER FORM 10-Q

The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Amount	%	Amount	%
Credit quality:
>=740	$47,575	63.5	$47,360	62.3
680-739	23,638	31.5	24,688	32.5
620-679	3,419	4.6	3,638	4.8
<620	320	0.4	348	0.5
Total	$74,952	100.0	$76,034	100.0
Weighted average credit score	749		748

Loan-to-value (LTV):
95.01% and above	$7,362	9.8	$7,420	9.8
90.01% to 95.00%	44,720	59.7	45,311	59.6
85.01% to 90.00%	20,251	27.0	20,637	27.1
85.00% and below	2,619	3.5	2,666	3.5
Total	$74,952	100.0	$76,034	100.0
Weighted average LTV	93.2%		93.2%

Total RIF, net of external reinsurance	$60,662		$60,085

	September 30, 2025		December 31, 2024
	Amount	%	Amount	%
Total RIF by State:
California	$5,892	7.9	$5,989	7.9
Texas	5,393	7.2	5,613	7.4
North Carolina	3,358	4.5	3,355	4.4
Minnesota	3,137	4.2	3,108	4.1
Illinois	3,046	4.1	3,056	4.0
Georgia	3,043	4.1	3,143	4.1
Massachusetts	2,829	3.8	2,885	3.8
Michigan	2,822	3.8	2,855	3.8
Ohio	2,697	3.6	2,716	3.6
Florida	2,690	3.6	2,824	3.7
Other	40,045	53.4	40,490	53.3
Total	$74,952	100.0	$76,034	100.0
The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics:

(U.S. Dollars in thousands, except policy, loan and claim count)	Nine Months Ended
	September 30,
	2025	2024
Roll-forward of insured loans in default:
Beginning delinquent number of loans	22,982	19,457
New notices	34,553	33,047
Cures	(34,720)	(32,242)
Paid claims	(994)	(909)
Acquired delinquent loans (1)	—	2,525
Ending delinquent number of loans (2)	21,821	21,878

Ending number of policies in force (2)	1,067,147	1,114,251

Ending percentage of loans in default (2)	2.04%	1.96%

Losses:
Number of claims paid	994	909
Total paid claims	$37,587	$31,216
Average per claim	$37.8	$34.3
Severity (3)	75.1%	69.5%
Average case reserve per default (2)	$16.1	$15.9
(1)Represents delinquent loans related to the acquisition of RMIC Companies, Inc.
(2)Includes first lien primary and pool policies.
(3)Represents total direct first lien paid claims divided by RIF of loans for which claims were paid, excluding paid claim settlements.
The risk to capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 7.9 to 1 at September 30, 2025, compared to 7.8 to 1 at December 31, 2024.
Shareholders’ Equity and Book Value per Share
The following table presents the calculation of book value per share:

	September 30, 2025	December 31, 2024
Total shareholders’ equity available to Arch	$23,719	$20,820
Less preferred shareholders’ equity	830	830
Common shareholders’ equity available to Arch	$22,889	$19,990
Common shares and common share equivalents outstanding, net of treasury shares (1)	367.3	376.4
Book value per share	$62.32	$53.11
(1)Excludes the effects of 10.7 million and 12.4 million stock options and 0.3 million and 0.3 million restricted and performance share units outstanding at September 30, 2025 and December 31, 2024, respectively.

ARCH CAPITAL	57	2025 THIRD QUARTER FORM 10-Q

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
For the nine months ended September 30, 2025, Arch Capital received dividends of $1.2 billion from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda based reinsurer and insurer, which can pay approximately $4.0 billion to Arch Capital during the remainder of 2025 without providing an affidavit to the Bermuda Monetary Authority.
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
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended
	September 30,
	2025	2024
Total cash provided by (used for):
Operating activities	$4,768	$5,100
Investing activities	(3,619)	(4,881)
Financing activities	(1,112)	(35)
Effects of exchange rate changes on foreign currency cash and restricted cash	57	30
Increase (decrease) in cash and restricted cash	$94	$214
Cash provided by operating activities for the nine months ended September 30, 2025 was lower than in the 2024 period. Activity for the nine months ended September 30, 2025 primarily reflected a higher level of losses paid than in the 2024 period.
Cash used for investing activities for the nine months ended September 30, 2025 was lower than in the 2024 period. Activity for the nine months ended September 30, 2025 reflected lower net purchases of investments than in the 2024 period, due in part to a higher level of repurchases under our share repurchase program and a higher level of losses paid than in the 2024 period.
Cash used for financing activities for the nine months ended September 30, 2025 was higher than in the 2024 period, primarily due to the higher level of repurchases under our share repurchase program. We repurchased approximately $1.1 billion of our common shares in the 2025 period, compared to nil in the 2024 period.
CAPITAL RESOURCES

The following table provides an analysis of our capital structure:

	September 30, 2025	December 31, 2024
Senior notes	$2,728	$2,728

Shareholders’ equity available to Arch:
Series F non-cumulative preferred shares	$330	$330
Series G non-cumulative preferred shares	500	500
Common shareholders’ equity	22,889	19,990
Total	$23,719	$20,820

Total capital available to Arch	$26,447	$23,548

Debt to total capital (%)	10.3	11.6
Preferred to total capital (%)	3.1	3.5
Debt and preferred to total capital (%)	13.5	15.1
Arch MI U.S. is required to maintain compliance with the GSEs requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements with an estimated PMIER sufficiency ratio of 176% at September 30, 2025, compared to 186% at December 31, 2024. On August 21, 2024, Fannie Mae and Freddie Mac each updated their PMIERs to incorporate new deductions to available assets for investment risk. This update became effective on March 31, 2025, but the impact will be phased in through September 30, 2026. If the GSEs had fully implemented this update to PMIERs as of September 30, 2025, the changes would have reduced the available assets by 5% and resulted in a pro-forma PMIERs sufficiency ratio of 172%.

ARCH CAPITAL	58	2025 THIRD QUARTER FORM 10-Q

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

The below table provides a description of our senior notes payable at September 30, 2025:

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
The following tables present condensed financial information for Arch Capital (parent guarantor) and Arch-U.S. (subsidiary issuer):

	September 30, 2025		December 31, 2024
	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.
Assets
Total investments	$48	$518	$43	$549
Cash	10	4	13	5
Investment in operating affiliates	3	—	3	—
Due from subsidiaries and affiliates	5	—	6	10
Other assets	116	117	66	101
Total assets	$182	$639	$131	$665

Liabilities
Senior notes	1,288	495	1,287	495
Due to subsidiaries and affiliates	7	1,022	11	994
Other liabilities	50	64	48	50
Total liabilities	$1,345	$1,581	$1,346	$1,539

Non-cumulative preferred shares	$830	—	$830	—

	Nine Months Ended
	September 30, 2025
	Arch Capital	Arch-U.S.
Revenues
Net investment income	$3	$20
Net realized gains (losses)	(10)	—
Total revenues	(7)	20

Expenses
Corporate expenses	107	5
Interest expense	44	20
Interest expense (intercompany)	—	42
Total expenses	151	67

Income (loss) before income taxes and income (loss) from operating affiliates	(158)	(47)
Income tax (expense) benefit	57	5
Income (loss) before income (loss) from operating affiliates	(1)	—
Net income available to Arch	(102)	(42)
Preferred dividends	(30)	—
Net income (loss) available to Arch common shareholders	$(132)	$(42)

ARCH CAPITAL	59	2025 THIRD QUARTER FORM 10-Q

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
Based on in-force exposure estimated as of October 1, 2025, our modeled peak zone catastrophe exposure was a windstorm affecting the Florida Tri-County regions, with a net probable maximum pre-tax loss of $1.9 billion, or 8.4% of tangible shareholders’ equity available to Arch, followed by windstorms affecting the Northeastern U.S. and the Gulf of Mexico regions with net probable maximum pre-tax losses of $1.7 billion and $1.5 billion, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes. As of October 1, 2025, our modeled peak zone earthquake exposure (San Francisco earthquake) represented approximately 60% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Germany windstorm) was substantially less than both our peak zone windstorm and earthquake exposures.
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
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of tangible shareholders’ equity available to Arch. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of October 1, 2025, our modeled RDS loss was approximately $0.9 billion, or 4.0% of tangible shareholders’ equity available to Arch.
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

ARCH CAPITAL	60	2025 THIRD QUARTER FORM 10-Q

MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of September 30, 2025. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks.
An analysis of material changes in market risk exposures at September 30, 2025 that affect the quantitative and qualitative disclosures presented in our 2024 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:
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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	—	+50	+100
September 30, 2025
Total fair value	$45.2	$44.6	$44.0	$43.4	$42.8
Change from base	2.8%	1.4%		(1.4)%	(2.8)%
Change in unrealized value	$1.2	$0.6		$(0.6)	$(1.2)

December 31, 2024
Total fair value	$40.0	$39.5	$38.9	$38.4	$37.9
Change from base	2.8%	1.4%		(1.4)%	(2.7)%
Change in unrealized value	$1.1	$0.5		$(0.5)	$(1.1)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Credit Spread Shift in Percentage Points
	-100	-50	—	+50	+100
September 30, 2025
Total fair value	$45.2	$44.6	$44.0	$43.4	$42.8
Change from base	2.7%	1.4%		(1.4)%	(2.7)%
Change in unrealized value	$1.2	$0.6		$(0.6)	$(1.2)

December 31, 2024
Total fair value	$40.0	$39.5	$38.9	$38.4	$37.8
Change from base	2.8%	1.4%		(1.4)%	(2.8)%
Change in unrealized value	$1.1	$0.5		$(0.5)	$(1.1)
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

ARCH CAPITAL	61	2025 THIRD QUARTER FORM 10-Q

factors are estimated using historical data, and the most recent data points are generally given more weight. As of September 30, 2025, our portfolio’s 95th percentile VaR was estimated to be 6.2%, compared to an estimated 5.6% at December 31, 2024. In periods where the volatility of the risk factors mapped to our portfolio’s exposures is higher due to market conditions, the resulting VaR is higher than in other periods.
Equity Securities. At September 30, 2025 and December 31, 2024, the fair value of our investments in equity securities and certain investments accounted for using the equity method with underlying equity strategies totaled $1.7 billion and $1.5 billion, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $169 million and $149 million at September 30, 2025 and December 31, 2024, respectively, and would have decreased book value per share by approximately $0.46 and $0.40, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $169 million and $149 million at September 30, 2025 and December 31, 2024, respectively, and would have increased book value per share by approximately $0.46 and $0.40, respectively.
Investment-Related Derivatives. At September 30, 2025, the notional value of all derivative instruments (excluding foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $5.8 billion, compared to $5.0 billion at December 31, 2024. If the underlying exposure of each investment-related derivative held at September 30, 2025 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $58 million, and a decrease in book value per share of approximately $0.16 per share, compared to $50 million and $0.13 per share, respectively, on investment-related derivatives held at December 31, 2024. If the underlying exposure of each investment-related derivative held at September 30, 2025 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $58 million, and an increase in book value per share of approximately $0.16 per share, compared to $50 million and $0.13 per share, respectively, on investment-related derivatives held at December 31, 2024. See note 10, “Derivative Instruments,” to our consolidated financial statements for additional disclosures concerning derivatives.
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
The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

	September 30, 2025	December 31, 2024
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(531)	$(815)
Shareholders’ equity denominated in foreign currencies (1)	1,201	1,120
Net foreign currency forward contracts outstanding (2)	294	453
Net exposures denominated in foreign currencies	$964	$758

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(96)	$(76)
Book value per share	$(0.26)	$(0.20)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$96	$76
Book value per share	$0.26	$0.20
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

ARCH CAPITAL	62	2025 THIRD QUARTER FORM 10-Q

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
On August 1, 2024, we completed the MCE Acquisition. As of September 30, 2025 MCE’s financial reporting systems have been fully integrated into our financial reporting systems.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2025, other than the inclusion of the MCE Acquisition noted above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of September 30, 2025, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ARCH CAPITAL	63	2025 THIRD QUARTER FORM 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Repurchases of Equity Securities
The following table summarizes our purchases of common shares for the 2025 third quarter:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs ($000’s) (2)
7/1/2025-7/31/2025	1,875,018	$88.41	1,874,805	$471,434
8/1/2025-8/31/2025	2,197,629	$88.21	2,196,830	$277,688
9/1/2025-9/30/2025	4,173,235	$89.36	4,173,049	$1,904,855
Total	8,245,882	$88.84	8,244,684
(1)This column represents (in whole shares) open market share repurchases, including an aggregate of 213 shares, 799 shares and 186 shares repurchased by Arch Capital during July, August and September, respectively, other than through publicly announced plans or programs. We repurchased these shares from employees in order to facilitate the payment of withholding taxes on restricted and performance shares granted and the exercise of stock appreciation rights, in each case at their fair value as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.
(2)This column represents the remaining approximate dollar amount available at the end of each applicable period under Arch Capital’s repurchase authorization. On September 4, 2025, the Company increased its authorization for its existing $1.0 billion share repurchase program by $2.0 billion, and having no expiration date. Repurchases may be effected from time to time in open market or privately negotiated transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ARCH CAPITAL	64	2025 THIRD QUARTER FORM 10-Q

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.1	Consent and First Amendment to Fourth Amended and Restated Credit Agreement, dated as of August 1, 2025.				X
10.2 (1)	Amendment No. 5 to Letter of Credit Facility Agreement dated as of October 29, 2025 by and between Arch Reinsurance Ltd., as the borrower and Lloyds Bank Corporate Markets plc as Administrative Agent and L/C Agent.	8-K	10.1	November 3, 2025
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1) Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company hereby undertakes to furnish supplementally to the SEC a copy of any omitted items upon request.

ARCH CAPITAL	65	2025 THIRD QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Nicolas Papadopoulo
Date: November 6, 2025	Nicolas Papadopoulo
Chief Executive Officer (Principal Executive Officer)

/s/ François Morin
Date: November 6, 2025	François Morin
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer

ARCH CAPITAL	66	2025 THIRD QUARTER FORM 10-Q