Form 10-K
period 2025-12-31
ARCH CAPITAL GROUP LTD.
filed 2026-02-26
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
Large accelerated Filer ☑ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as reported by the Nasdaq Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $33.0 billion.
As of February 23, 2026, there were 355,803,320 of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III incorporate by reference our definitive proxy statement for the 2026 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2025.

Cautionary Note Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. This report or any other written or oral statements made by or on behalf of us may include forward-looking statements, which reflect our current views with respect to future events and financial performance, and other information that is not historical information. All statements other than statements of historical fact included in or incorporated by reference into this report are forward-looking statements. Forward-looking statements, for purposes of the PSLRA or otherwise, can generally be identified by the use of forward-looking terminology such as “should”, “could”, “plans”, “projects”, “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” and other words or statements of similar meaning or their negative version.
Forward-looking statements involve our current assessment of risks and uncertainties beyond management’s control. Actual events and results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed below and elsewhere in this report and in our periodic reports filed with the Securities and Exchange Commission (“SEC”), and include:
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
•general economic and market conditions (including inflation, interest rates, unemployment, housing prices, foreign currency exchange rates, prevailing credit terms, tariffs, geopolitical instability and conflict and the depth and duration of a recession) and conditions specific to the reinsurance and insurance markets in which we operate;
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
•claims for natural catastrophic events or severe economic events in our insurance, reinsurance and mortgage businesses could cause large losses and substantial volatility in our results of operations;
•availability to us of reinsurance to manage our net exposure and the cost of such reinsurance;
•the failure of reinsurers, managing general agents, third party administrators or others to meet their obligations to us;
•the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

ARCH CAPITAL	1	2025 FORM 10-K

•our investment performance, including legislative or regulatory developments that may adversely affect the fair value of our investments;
•changes in general economic conditions, resulting in downgrades of U.S. securities or sovereign debt by credit rating agencies, which could affect our business, financial condition and results of operations;
•an incident, disruption in operations or other cyber event caused by a cyber attack, inadvertent error, the use of artificial intelligence technologies or other technology on our systems or those of our business partners and service providers, which could negatively impact our business and/or expose us to litigation;
•the effect of climate change on our business;
•the effect of contagious diseases or a pandemic on our business;
•acts of terrorism, political unrest and other hostilities or other unforecasted and unpredictable events caused by humans;
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

ARCH CAPITAL	2	2025 FORM 10-K

PART I

ITEM 1. BUSINESS

As used in this report, references to “we,” “us,” “our,” “Arch” or the “Company” refer to the consolidated operations of Arch Capital Group Ltd. (“Arch Capital”) and its subsidiaries. All amounts are in millions, except per share amounts, unless otherwise noted. We refer you to Item 1A “Risk Factors” for a discussion of risk factors relating to our business.
OUR COMPANY

General
Arch Capital is a publicly listed Bermuda exempted company with approximately $26.9 billion in capital at December 31, 2025 and is part of the S&P 500 index. Arch provides insurance, reinsurance and mortgage insurance on a worldwide basis through its wholly owned subsidiaries. While we are positioned to provide a full range of property, casualty and mortgage insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. For 2025, we wrote $16.5 billion of net premiums and reported net income available to Arch common shareholders of $4.4 billion. Book value per share was $65.11 at December 31, 2025, compared to $53.11 per share at December 31, 2024.
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
Arch Capital may use its website as a distribution channel of material information. Financial and other important information regarding Arch Capital is routinely posted on and accessible through its website. Accordingly, investors should monitor this channel, in addition to following Arch
Capital’s press releases, SEC filings and public conference calls and webcasts.
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
Our insurance underwriting platform initially consisted of our Bermuda and U.S. operations, followed by the establishment of our United Kingdom-based carrier, Arch Insurance (UK) Limited (“Arch Insurance (U.K.)”) in 2004 and Canadian operations in 2005. In 2009, we established a managing agency and syndicate at Lloyd’s of London (“Lloyd’s”) and significantly expanded our U.K. presence in 2019 through the acquisition of Barbican Group Holdings Limited (“Barbican Holdings”) and its subsidiaries (collectively, “Barbican”). Our Ireland-based carrier, Arch Insurance (EU) Designated Activity Company (“Arch Insurance (EU)”) writes primarily European Union (“EU”) business with branches in Italy, Spain, France, the Netherlands and the U.K.
On August 1, 2024 we expanded our U.S. middle market presence with the acquisition of Allianz’s U.S. Middle Market Property and Casualty insurance business and U.S. Entertainment business, representing an important part of our growth strategy in the U.S. See “Operations—Insurance Operations” for further details on our insurance operations.
Our reinsurance underwriting platform initially consisted of Arch Reinsurance Ltd. in Bermuda (“Arch Re Bermuda”) and Arch Reinsurance Company (“Arch Re U.S.”), our U.S.-licensed reinsurer. In 2008, we commenced our European reinsurance operations with Arch Reinsurance Europe Underwriting Designated Activity Company (“Arch Re Europe”), our Ireland-headquartered reinsurance company with branches in Switzerland, the U.K. and France. Our

ARCH CAPITAL	3	2025 FORM 10-K

Danish underwriting agency was formed in 2007 with a focus on Accident & Health business. The acquisition of Barbican in 2019 also contributed to our reinsurance operations in the London market. Our property facultative reinsurance underwriting operations write business in the U.S., Canada and Europe.
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
Our mortgage operations include U.S. and international mortgage insurance and reinsurance operations, as well as participation in government sponsored enterprise (“GSE”) credit risk-sharing transactions. The U.S. mortgage platform was established in 2014 and expanded greatly in 2016 through the acquisition of United Guaranty Corporation (“UGC”). Our U.S. primary mortgage operations provide mortgage insurance products and services to the U.S. market. These operations include providers which are approved as eligible mortgage insurers by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a GSE. The mortgage operations also include participation in GSE credit risk-sharing transactions and direct mortgage insurance to U.S. mortgage lenders with respect to mortgages that lenders intend to retain in portfolio or include in non-agency securitizations along with mortgage insurance and reinsurance on a global basis. The majority of our European business is written through our Ireland-based carrier, Arch Insurance (EU), which was authorized in 2011 to provide mortgage insurance products and services to the European and U.K. markets. In 2019, Arch LMI Pty Ltd. (“Arch LMI”) was authorized by the Australian Prudential Regulation Authority (“APRA”) to write lenders’ mortgage insurance (“LMI”) on a direct basis in Australia. We expanded our presence in Australia in 2021 by acquiring Westpac Lenders Mortgage Insurance Limited, another APRA-approved writer of lenders mortgage insurance, which has since been renamed Arch Lenders Mortgage Indemnity Ltd. (“Arch Indemnity”). In 2022, we converted Arch LMI into a services company for our Australian LMI operations and the company relinquished its APRA authorization. See “Operations—Mortgage Operations” for further details on our mortgage operations.
It is our belief that our underwriting platform, our experienced management team and our strong capital base have enabled us to create a diversified, specialty-focused company targeting areas where we can best apply our specialized underwriting expertise, distribution and customer capabilities.
In 2014, we acquired approximately 11% of Somers Holdings Ltd. (formerly Watford Holdings Ltd.). Somers Holdings Ltd. is the parent of Somers Re Ltd. (formerly Watford Re Ltd.), a multi-line Bermuda (re)insurance company (together with Somers Holdings Ltd., “Somers”). In 2021, Somers became a wholly owned subsidiary of Greysbridge Holdings Ltd. (“Greysbridge”). Arch Capital currently owns 30% of Greysbridge, with the remaining common shares held by a number of third party investors. Pursuant to the terms of the Greysbridge shareholder agreement, as amended, following the expiration of a specified period, Arch Capital has a call right (but not the obligation) and certain third party investors have put rights (but not the obligation) to purchase or sell, as applicable, a specified amount of each such investor’s initial common shares on an annual basis at Greysbridge’s year-end book value per share.
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
The Board of Directors of Arch Capital (the “Board”) has approved common share repurchase authorizations under our share repurchase program. Repurchases under the share repurchase program may be effected from time to time in open market or privately negotiated transactions. Since the inception of the share repurchase program in 2007 through December 31, 2025, Arch Capital has repurchased 455 million common shares for an aggregate purchase price of $7.8 billion. At December 31, 2025, the total remaining authorization under the share repurchase program was $1.1 billion. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including results of operations, market conditions and the development of the economy, as well as other factors. We will consider share repurchases on an opportunistic basis. In 2025, we repurchased approximately $1.9 billion worth of ACGL common shares.

ARCH CAPITAL	4	2025 FORM 10-K

OPERATIONS

We classify our businesses into three underwriting segments: insurance, reinsurance and mortgage. For an analysis of our underwriting results by segment, see note 4, “Segment Information,” to our consolidated financial statements in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
Insurance Operations
Our insurance operations are conducted in Bermuda, the U.S., the U.K., Europe, Canada, and Australia. Our insurance operations in Bermuda are conducted through Arch Insurance (Bermuda), a division of Arch Re Bermuda, and Alternative Re Limited.
In the U.S., we focus on various specialty lines on both an admitted and non-admitted basis. Our insurance group’s insurance subsidiaries are Arch Insurance Company (“Arch Insurance”), Arch Specialty Insurance Company (“Arch Specialty”), Arch Indemnity Insurance Company (“Arch Indemnity Insurance”), Arch Property Casualty Insurance Company (“Arch PC”) and Arch Wilsure Insurance Company (“Arch Wilsure”). Arch Insurance is an admitted insurer in 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. Arch Specialty is an approved excess and surplus lines insurer in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and an authorized insurer in one state. Arch Indemnity Insurance is an admitted insurer in 50 states and the District of Columbia. Arch PC, which is not currently writing business, is an admitted insurer in 46 states and the District of Columbia and is filing applications for admission in all remaining states where it is not yet admitted. Arch Wilsure is an admitted insurer in all 50 states and the District of Columbia. Our insurance group also operates McNeil & Company, Inc., a specialized risk manager and a program administrator we acquired in 2018 based in Cortland, New York. The headquarters for our insurance group’s U.S. support operations (excluding underwriting units) are in Jersey City, New Jersey. The insurance group has offices throughout the U.S., including five regional offices located in Alpharetta, Georgia; Chicago, Illinois; New York, New York; San Francisco, California; Dallas, Texas and additional branch offices.
On August 1, 2024, the Company completed the acquisition of Allianz’s U.S Middle Market Property & Casualty Insurance and U.S. Entertainment Property and Casualty Insurance Business (“MCE Acquisition”). This business is written by Fireman’s Fund Insurance Company, an affiliate of Allianz, and its subsidiaries (collectively, the “Business Entities”), in each case, relating to relevant policies with accident years 2016 and onwards (collectively, the “Business”), as well as certain assets of Allianz and its affiliates related to the Business. In connection with the acquisition of the Business, the Company also entered into certain reinsurance agreements relating to the Business and the Business Entities and other agreements providing for administration and other services for the Business Entities by the Company for the applicable policies being reinsured following the closing. The acquisition of the Business is an important part of the Company’s growth strategy, and provides a ballast to our existing insurance business. It further enhances the Company’s capabilities in the U.S. middle markets and represents an attractive way to enter the entertainment insurance market, a new niche for us.
Our insurance operations in Canada are conducted through Arch Insurance Canada Ltd. (“Arch Insurance Canada”), a Canada domestic company which is authorized in all Canadian provinces and territories. Arch Insurance Canada is headquartered in Toronto, Ontario.
Arch Insurance (EU), headquartered in Dublin, Ireland, received authorization from the Central Bank of Ireland (“CBI”) to expand its authorized classes of business as part of our plan to address the U.K.’s departure from the EU (“Brexit”). At the end of 2020, Arch Insurance (U.K.) received court approval in the U.K. to transfer its legacy book of business written in the European Economic Area (“EEA”) to Arch Insurance (EU) under Part VII of the U.K. Financial Services and Markets Act 2000. Starting in 2021, all of the insurance business in the EU previously written by Arch Insurance (U.K.) is now written through Arch Insurance (EU).
We conduct insurance operations on several platforms in the U.K., including Arch Insurance (U.K.) and our Lloyd’s syndicates: Arch Syndicate 2012 (“Arch Syndicate 2012”) and Arch Syndicate 1955 (“Arch Syndicate 1955” and, together with Arch Syndicate 2012, our “Lloyd’s Syndicates”). Arch Managing Agency Limited (“AMAL”) is the managing agent of our Lloyd’s Syndicates. These operations provide us access to Lloyd’s extensive distribution network and worldwide licenses. AMAL also acts as managing agent for third party members of Arch Syndicate 1955. Arch Underwriting at Lloyd’s (Australia) Pty Ltd, based in Sydney, Australia, is a Lloyd’s services company which underwrites exclusively for our Lloyd’s Syndicates. Collectively, the U.K. insurance operations are referred to as “Arch U.K.” Arch U.K. conducts its operations from London and other locations in the U.K. In May 2024, we completed the sale of Castel Underwriting Agencies Limited, a managing general agency in the U.K. that we acquired as part of the Barbican acquisition.

ARCH CAPITAL	5	2025 FORM 10-K

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
•Artificial Intelligence. We employ artificial intelligence (“AI”) technology and analytics to drive data-driven decisions, streamline processes or help serve our customers and partners. The use of AI technology is vetted through our AI governance framework.
Underwriting Philosophy. We seek to generate an underwriting profit based on our careful analysis across each product line that focuses on the following:
•    risk selection;
•    desired attachment point;
•    limits and retention management;
•    due diligence, including financial condition, claims history, management, and product, class and territorial exposure;

ARCH CAPITAL	6	2025 FORM 10-K

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

ARCH CAPITAL	7	2025 FORM 10-K

Reinsurance Operations
Our reinsurance operations are conducted on a worldwide basis through our reinsurance subsidiaries, Arch Re Bermuda, Arch Re U.S., our Lloyd’s Syndicates, and Arch Re Europe. Arch Re Bermuda is dual-licensed as a Class 4 general business insurer and Class C long-term insurer and is headquartered in Hamilton, Bermuda. Arch Re Bermuda has been approved as a “certified reinsurer,” which allows reduced collateral for reinsurance ceded to such reinsurers. Arch Re Bermuda has also been approved as a “reciprocal jurisdiction reinsurer,” which allows ceding companies to eliminate regulatory collateral requirements for reinsurance ceded to such reinsurers and still take credit for that reinsurance. In October 2024, the U.S. Department of the Treasury, Bureau of Fiscal Services (“BFS”) recognized Arch Re Bermuda as an “Alien Reinsurer” (except on excess risks running to the U.S.), which allows T-Listed ceding companies to eliminate regulatory collateral requirements under the U.S. Treasury rules. Arch Re U.S. is licensed or is an accredited or otherwise approved reinsurer in 50 states, the District of Columbia and Puerto Rico, and the provinces of Ontario and Quebec in Canada with its principal U.S. offices in Morristown, New Jersey. Treaty and facultative operations in Canada are conducted through the Canadian branch of Arch Re U.S. (“Arch Re Canada”). Arch Re U.S. is also an authorized insurer in Guam. Our property facultative reinsurance operations are conducted primarily through Arch Re U.S. The property facultative reinsurance operations have offices throughout the U.S., Canada, Europe and the U.K. Arch Re Europe, licensed and authorized as a non-life reinsurer and a life reinsurer, is headquartered in Dublin, Ireland. AMAL is the managing agent for the reinsurance operations of our Lloyd’s Syndicates.
Arch Group Reinsurance Ltd. (“AGRL”), formed in December 2022, is a registered Class 3A general business insurer carrying on affiliated reinsurance business pursuant to the Insurance Act of 1978 of Bermuda. AGRL, a wholly owned subsidiary of Arch-U.S., was established to provide internal reinsurance covering certain U.S. lines of business. AGRL is a U.S. taxpayer through a section 953(d) voluntary election under the Internal Revenue Code of 1986, as amended.
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
•Artificial Intelligence. We employ AI technology and analytics to drive data-driven decisions, streamline processes or help serve our customers and partners. The use of AI technology is vetted through our AI governance framework.
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

ARCH CAPITAL	8	2025 FORM 10-K

The reinsurance group’s treaty operations generally seek to write significant lines on less commoditized classes of coverage, such as specialty, property and casualty reinsurance treaties. However, with respect to other classes of coverage, such as property catastrophe and casualty clash, the reinsurance group’s treaty operations participate in a relatively large number of treaties where they believe that they can underwrite and process the business efficiently. The reinsurance group’s casualty facultative and property facultative underwriters write reinsurance on a facultative basis whereby they assume part of the risk under primarily single insurance contracts. Facultative reinsurance is typically purchased by ceding companies for individual risks not covered by their reinsurance treaties, for unusual risks or for amounts in excess of the limits on their reinsurance treaties.
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
Marketing. Our reinsurance group generally markets its reinsurance products through brokers, except our property and casualty facultative reinsurance groups, which deal directly with ceding companies along with brokers. Brokers do not have the authority to bind our reinsurance group with respect to reinsurance agreements, nor does our reinsurance group commit in advance to accept any portion of the business that brokers submit to them. Our reinsurance group generally pays brokerage fees to brokers based on negotiated percentages of the premiums written through such brokers. For information on major brokers, see note 18, “Commitments and Contingencies—Concentrations of Credit Risk,” to our consolidated financial statements in Item 8.
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

ARCH CAPITAL	9	2025 FORM 10-K

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
In 2011, Arch Insurance (EU) was authorized by the CBI to provide mortgage insurance products and services to the European and U.K. markets.
In 2019, Arch LMI was authorized by APRA to write lenders’ mortgage insurance. In August 2021, we acquired Arch Indemnity, which is also authorized by APRA to write lenders’ mortgage insurance. In 2022, we converted Arch LMI to a services company for our Australian lenders mortgage insurance operations and the company relinquished its APRA authorization. Arch LMI and Arch Indemnity are headquartered in Sydney, Australia. Following the conversion of Arch LMI, Arch Indemnity is the primary provider of direct lenders’ mortgage insurance and reinsurance to the Australian market.
Strategy. The mortgage insurance market operates on a distinct underwriting cycle, with demand driven mainly by the housing market and general economic conditions. As a result, the creation of the mortgage group provides us with a more diverse revenue stream. Our mortgage group’s strategy is to capitalize on its financial capacity, mortgage insurance technology platform, operational flexibility and experienced management to offer mortgage insurance, reinsurance and other risk-sharing products in the U.S., Europe, the U.K. and Australia. We employ AI technology and analytics to drive data-driven decisions, streamline processes or help serve our customers and partners. The use of AI technology is vetted through our AI governance framework.
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

ARCH CAPITAL	10	2025 FORM 10-K

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
•Mortgage insurance and reinsurance in Europe and other countries where we identify profitable underwriting opportunities. Since 2011, Arch Insurance (EU) has offered mortgage insurance to European mortgage lenders in order to reduce lenders’ credit risk and regulatory capital requirements associated with the insured mortgages. In certain European countries, lenders purchase mortgage insurance to facilitate regulatory compliance with respect to high loan-to-value residential lending. Arch Insurance (EU) offers mortgage insurance on both a “flow” basis to cover new originations and through structured transactions to cover one or more portfolios of previously originated residential loans. Increasingly, Arch Insurance (EU) and Arch Re Bermuda are providing protection to European banks on significant risk transfer (“SRT”) transactions. In Australia, Arch Indemnity provides lenders’ mortgage insurance on a flow basis to cover new originations and offers coverage through structured transactions to cover one or more portfolios of previously originated residential loans.
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

ARCH CAPITAL	11	2025 FORM 10-K

Underwriting Philosophy. Our mortgage group believes in a disciplined, analytical approach to underwriting mortgage risks, including forecasting delinquency and future home price movements with the goal of ensuring that premiums are adequate for the risk being insured. Experienced actuaries and statistical modelers are engaged in analytics to inform the underwriting process. As part of the underwriting process, our mortgage group typically assesses a variety of factors, including the:
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
Sales and Distribution. In the U.S., we employ a sales force to directly sell mortgage insurance products and services to our customers, which include mortgage originators such as mortgage bankers, mortgage brokers, commercial banks, savings institutions, credit unions and community banks. Our largest single mortgage insurance customer in the U.S. (including branches and affiliates) accounted for 5.3% and 6.2% of our gross premiums written for the years ending December 31, 2025 and 2024, respectively. No other customer accounted for greater than 3.4% and 3.2% of the gross premiums written for the years ending December 31, 2025 and 2024, respectively. The percentage of gross premiums written on our top 10 customers was 25.8% and 25.2% as of December 31, 2025 and 2024, respectively. In Europe, Bermuda and Australia, our products and services are distributed on a direct basis and through brokers. Each country represents a unique set of opportunities and challenges that require knowledge of market conditions and client needs to develop effective solutions.
Risk Management. Exposure to mortgage risk is monitored globally and managed through underwriting guidelines, pricing, reinsurance, utilization of proprietary risk models, concentration limits and limits on net probable loss resulting from a severe economic downturn in the housing market. Exposure to climate risk has also been incorporated into the risk management framework of our mortgage group to monitor and manage our exposure to potential (i) losses related to the direct physical impact of extreme weather conditions or events in certain transactions; and/or (ii) adverse economic or housing market conditions caused by the physical impact of extreme weather conditions or events on a region or the financial impact of transitioning to a zero or low carbon economy on a region. Generally, mortgage insurance policies exclude direct physical losses resulting from physical damages, such as damage caused by extreme weather events, though we do have some exposure to physical damage in certain GSE credit risk transfer (“CRT”) and European SRT transactions. Additionally, we actively monitor developments in the housing market, financial regulation and public policy in the geographies where our mortgage group operates to facilitate implementation of laws, regulations and policies which support sustainable environmental behavior and mitigate the effects of climate change. For a discussion of our risk management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Estimates—Ceded Reinsurance” and “Risk Factors—Risks Relating to Our Industry, Business and Operations—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.”
Our mortgage group has ceded a portion of its premium through quota share and aggregate excess of loss reinsurance agreements which provide reinsurance coverage for delinquencies on portfolios of in-force policies issued between certain periods. See note 8, “Reinsurance,” to our consolidated financial statements in Item 8 for further details.
Reinsurance arrangements do not relieve our mortgage group from its primary obligations to insured parties. Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, our mortgage subsidiaries would be liable for such defaulted amounts. For our U.S. and Australian mortgage insurance businesses, in addition to utilizing reinsurance, we have developed proprietary risk models that simulate the maximum loss resulting from severe economic events impacting the housing market. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Catastrophic Events and Severe Economic Events.”
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

ARCH CAPITAL	12	2025 FORM 10-K

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
Other Operations
In 2014, we and third party investors sponsored the formation of Somers. Somers is wholly owned by Greysbridge, which is currently 30% owned by Arch Capital, with the remaining balance of Greysbridge common shares held by third party investors. See note 16, “Transactions with Related Parties,” to our consolidated financial statements in Item 8 for further details. Somers’ strategy is to combine a diversified reinsurance and insurance business with a disciplined investment strategy. Somers’ own management and board of directors are responsible for its results and profitability. Arch Re Bermuda has appointed three directors to serve on the ten person board of directors of Somers.
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
Climate Change Considerations
We are taking steps to mitigate the effects of climate change in our underwriting segments. We seek to identify business opportunities associated with environmentally friendly trends and support responsible environmental behaviors. We have adopted a thermal coal policy in our global insurance operations and provide environmentally sustainable insurance solutions in certain product lines.

ARCH CAPITAL	13	2025 FORM 10-K

HUMAN CAPITAL

We are driven by our common purpose of “Enabling Possibility” for our customers, our communities and our employees. This purpose is supported by our collaborative, results-driven culture which relies on our dedicated, engaged and talented people. By continuously working to offer a meaningful and engaging employee experience, we not only seek to help people perform at their best among colleagues who care, but also aim to support our strategy of delivering specialty products and innovative solutions to our customers in each of our business segments. As of February 19, 2026, we had approximately 8,000 employees globally, compared to around 7,200 last year, which directly speaks to our ability to sustain our strong and unique culture as we grow, which is a key enabler to top talent retention. We have approximately 4,300 employees in North America (U.S., Canada and Bermuda), 1,700 employees in Europe and the U.K. and 2,000 employees in the Philippines, India, Australia and the rest of the world.
Our People and Culture. An important aspect of our culture is sustaining a highly engaged and talented workforce. We strive to leverage the best contributions and ideas of our employees across our Company. In 2025, our multiple employee networks provided a forum for over 1,500 employees to share ideas, build community, provide leadership opportunities for members and contribute meaningfully to business outcomes. These networks are open to all our employees, fostering deeper connections with colleagues.
Talent Acquisition, Development, Rewards and Retention. Our employees are integral to the Company, and we maintain a sharp focus on enhancing the ways we attract, develop and retain our high-performing talent. Our talent acquisition approach aims to maximize our ability to find and hire top talent across multiple talent pools and proactively source pipelines of key talent.
We provide career growth opportunities through a combination of on-the-job training and experience, exposure to top-notch colleagues who coach, provide feedback and mentor, and education and training programs designed to accelerate learning and applying new skills and behaviors. We offer competitive compensation and comprehensive benefits packages, including an employee share purchase plan, parental leave, contributions to retirement savings plans and programs to support employee mental and physical well-being. We recognize the financial burden of educational loans in the U.S. and have supported our employees with a student debt assistance program. We also match eligible contributions to qualified charitable organizations and employees are offered two paid volunteer time-off days per calendar year with an eligible non-profit organization. Our Arch Achieve program has recognized over 500 employees for excellence since its inception in 2009, and each recipient is awarded a cash bonus to recognize their accomplishments.
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
For more detail on our loss reserving process, please refer to the Loss Reserves section of “Summary of Critical Accounting Estimates” in Item 7, and the “Reserve for Losses and Loss Adjustment Expenses“ and “Short Duration Contracts“ sections in Item 8.
Unpaid and paid losses and loss adjustment expenses recoverable were approximately $9.5 billion at December 31, 2025. For more detail, refer to “Financial Condition, Reinsurance Recoverables” section in Item 7.

ARCH CAPITAL	14	2025 FORM 10-K

INVESTMENTS

At December 31, 2025, total investable assets held by Arch were $47.4 billion. Our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. While maintaining our emphasis on preservation of capital and liquidity, some investments are not readily tradable. We expect our portfolio to grow and, in the future, may expand into areas that are not part of our current investment strategy. For detail on our investments, see the Investable Assets Held by Arch section of “Financial Condition” in Item 7 and note 9, “Investment Information,” to our consolidated financial statements in Item 8.
RATINGS

Our ability to underwrite business is affected by the quality of our claims paying ability and financial strength ratings as evaluated by independent agencies. Such ratings from third party internationally recognized statistical rating organizations or agencies are instrumental in establishing the financial security of companies in our industry. The primary users of such ratings include commercial and investment banks, policyholders, brokers, ceding companies and investors. Insurance ratings are also used by insurance and reinsurance intermediaries as important means of assessing the financial strength and quality of insurers and reinsurers, and are often an important factor in the decision by an insured or intermediary of whether to place business with a particular insurance or reinsurance provider.
The financial strength ratings of our operating insurance and reinsurance subsidiaries are subject to periodic review as rating agencies evaluate us to confirm that we continue to meet their criteria for ratings they have assigned to us. Such ratings may be revised or revoked at the discretion of such agencies in response to a variety of factors, including capital adequacy, management, earnings, forms of capitalization and risk profile. A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”) are rating agencies that have assigned financial strength and/or issuer credit ratings to Arch Capital and certain of its subsidiaries.
The ratings issued on our companies by these agencies are announced publicly and are available on our website and directly from the agencies.
COMPETITION

The worldwide insurance markets are highly competitive. We compete with major U.S. and non-U.S. insurers and reinsurers, some of which have greater financial, marketing and management resources and longer-term relationships with insureds and brokers than us. We compete primarily on the basis of overall financial strength, ratings assigned by independent rating agencies, geographic scope of business, strength of client relationships, premiums charged, contract terms and conditions, products and services offered, speed of claims payment, reputation, employee experience and qualifications, and local presence. See “Risk Factors—Risks Relating to Our Industry, Business and Operations—“We operate in a highly competitive environment, and we may not be able to compete successfully in our industry.”
In our property casualty insurance and reinsurance businesses, we compete with insurers and reinsurers that provide specialty, property, and casualty lines of insurance, including, but not limited to Allianz, American Financial Group, Inc., American International Group, Inc., Aviva plc, AXA XL, AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Limited, CNA Financial Corp., Convex Group Limited, Everest Group Ltd., Fairfax Financial Holdings Limited, Hannover Rück SE, The Hartford Financial Services Group, Inc., Liberty Mutual Group, Lloyd’s, Markel Group Inc., Munich Re Group, PartnerRe Ltd., RenaissanceRe Holdings Ltd., RLI Corp., SCOR SE, Sompo International, Swiss Reinsurance Company Ltd., Tokio Marine Holdings Inc., The Travelers Companies, Inc., W.R. Berkley Corp. and Zurich Insurance Group.
In our mortgage business, we compete with insurers and reinsurers that provide mortgage insurance, including the U.S mortgage insurance subsidiaries of Essent Group Ltd., Enact Holdings Inc., MGIC Investment Corp., NMI Holdings Inc. and Radian Group Inc. The private mortgage insurance industry is highly competitive. Private mortgage insurers generally compete on the basis of underwriting guidelines, pricing, terms and conditions, financial strength, product and service offerings, customer relationships, reputation, the strength of management, technology, and innovation in the delivery and servicing of insurance products. Competition in this sector may increase if additional mortgage insurance providers enter the market or existing providers expand their offerings. Arch MI U.S. and other private mortgage insurers compete with federal and state government agencies that sponsor their own mortgage insurance programs. The private mortgage insurers’ principal government competitor is the Federal Housing Administration (“FHA”) and, to a lesser degree, the U.S. Department of Veterans Affairs (“VA”). Future changes to the FHA program, including any reduction to premiums charged, may impact the demand for private mortgage insurance.

ARCH CAPITAL	15	2025 FORM 10-K

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
In our non-U.S. mortgage insurance businesses, we compete with insurance subsidiaries of Helia Group Limited and QBE Insurance Group Limited in Australia as well as the Australian Government’s Home Guarantee Scheme that provides coverage to participating lenders for first time homebuyers and other eligible borrowers; in Europe, our competitors on SRT transactions include approximately 10-15 highly rated multi-line (re)insurers in addition to over 30 funded credit investors.
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
Risk Management Process and Procedures. The following narrative provides an overview of our risk management framework and our methodology for identifying, measuring, managing and reporting on the key risks affecting us. It outlines our approach to risk identification and assessment and provides an overview of our risk appetite and tolerance for each of the following major risks: underwriting (insurance) risk including pricing, reserving and catastrophe; investment risk including market and liquidity risks; group risk including strategic, governance, rating agency and capital market risk; credit risk; and operational risk including regulatory, cyber security, investor relations (reputational risk) and outsourcing risks. We view sustainability related risks not as standalone risks but as an integral part of our enterprise-wide risk management strategy. Consequently, evaluations of these risks are embedded throughout our risk management framework.
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

ARCH CAPITAL	16	2025 FORM 10-K

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
The ORSA is the basis for risk reporting to the Board and its committees and acts as a mechanism to embed the risk management framework within our decision making processes and operations. The Board has delegated responsibility for supervision and oversight of the ORSA to the FIR Committee. This oversight includes regular reviews of the ORSA process and output. An ORSA report and associated recovery plan are produced at least annually, and the results of each assessment are reported to the Board. The Board actively participates in the ORSA process by steering how the assessment is performed and challenging its results. This assessment is also taken into account when formulating strategic decisions.
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
Bermuda
General. Our main Bermuda insurance operating subsidiary, Arch Re Bermuda, is dual licensed as a Class 4 general business insurer and a Class C long-term insurer and is subject to the Insurance Act 1978 of Bermuda and related regulations, as amended (“Insurance Act”). AGRL, a Class 3A general business insurer in Bermuda, is also subject to the Insurance Act. Among other matters, the Insurance Act imposes certain solvency and liquidity standards, auditing and reporting requirements, the submission of certain period examinations of its financial conditions and grants the BMA powers to supervise, investigate, require information and demand the production of documents and intervene in the affairs of insurance companies. Significant requirements include the appointment of an independent auditor, the appointment of a loss reserve specialist, the appointment of a principal representative in Bermuda, the filing of annual Statutory Financial Returns, the filing of annual financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), the filing of an annual capital and solvency return, compliance with minimum and enhanced capital requirements, compliance with certain restrictions on reductions of capital and the payment of dividends and distributions, compliance with group solvency and supervision rules, if applicable, and compliance with the Insurance Code of Conduct (relating to corporate governance, risk management and internal controls).

ARCH CAPITAL	17	2025 FORM 10-K

The Insurance Act provides a minimum liquidity ratio for Bermuda insurers engaged in general business, such as Arch Re Bermuda and AGRL. AGRL is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Arch Re Bermuda must also comply with the same minimum liquidity ratio and minimum solvency margin in respect of its general business, only. The minimum solvency margin, which varies depending on the class of the insurer, is determined as a percentage of either net reserves for losses and loss adjustment expenses (“LAE”) or premiums or pursuant to a risk-based capital measure. Arch Re Bermuda and AGRL are also subject to an enhanced capital requirement (“ECR”) which is established by reference to either the Bermuda Solvency Capital Requirement model (“BSCR”) or an approved internal capital model. The BSCR model is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. The BMA has established a target capital level for each Class 3A and Class 4 insurer equal to 120% of its ECR. While a Class 3A and/or Class 4 insurer is not currently required to maintain its available statutory economic capital and surplus at this level, the target capital level serves as an early warning tool for the BMA, and failure to maintain statutory capital at least equal to the target capital level will likely result in increased regulatory oversight. As a Class C insurer, Arch Re Bermuda is also required to maintain available statutory economic capital and surplus in respect of its long-term business at a level equal to or in excess of its long-term enhanced capital requirement that is established by reference to either the Class C BSCR model or an approved internal capital model.
Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is in breach of its general business or long-term business enhanced capital requirements, minimum solvency margins or its general business minimum liquidity ratio or if the declaration or payment of such dividends would cause such a breach. As a general business insurer, AGRL is also prohibited from declaring or paying any dividends during any financial year if it is in breach of its capital requirements, solvency margins or its minimum liquidity ratio or if the declaration or payment thereof would cause such a breach. If either Arch Re Bermuda and/or AGRL has failed to meet its minimum solvency margins or minimum liquidity ratio on the last day of any financial year, it will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year. In addition, each of Arch Re Bermuda and AGRL is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the
BMA an affidavit stating that it will continue to meet the required margins. Without the approval of the BMA, each of Arch Re Bermuda and AGRL are prohibited from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements and any application for such approval must include an affidavit stating that it will continue to meet the required margins. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA. Under the Bermuda Companies Act of 1981, as amended (the “Companies Act”), Arch Re Bermuda and AGRL may each declare or pay a dividend out of distributable reserves only if the company has reasonable grounds for believing that it is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than its liabilities.
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

ARCH CAPITAL	18	2025 FORM 10-K

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
On January 7, 2026, the Insurance Amendment (No. 2) Act 2025 (“IAA”) came into effect and made certain amendments to the Insurance Act designed to enhance the oversight and regulation by the BMA of insurance groups by expanding the criteria for group supervision. The amendments are designed to (i) ensure that insurance group supervision is mandatorily triggered in certain circumstances and (ii) apply a direct approach to the supervision of insurance groups by introducing provisions to allow for the designation and registration of a designated “insurance holding company” (being an entity that is a body corporate incorporated or formed (including by way of continuation) in Bermuda that holds participations in one or more companies where at least one of the companies is an insurer) through which supervision would be exercised. Of note, the IAA provides that shareholder controller changes and certain material change provisions of the Insurance Act affecting a designated insurance holding company will be subject to the supervisory processes that currently apply to the Designated Insurer.
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
The BMA embedded the ComFrame and the Holistic Framework standards, including the ICS, into the Bermuda commercial regulatory regime (particularly for IAIGs). The new standards aim to ensure that insurers prepare for a range of possible adverse situations ahead of any severe stress condition, including the creation and adoption of recovery plans through Arch Re Bermuda’s internal governance. These standards are expected to apply to Arch Re Bermuda as a commercial insurer. Additional guidance from the BMA in relation to recovery planning is expected to be consulted and published in 2026.
In 2024, the IAIS released a public register of 59 IAIGs that have been disclosed by relevant supervisors. Arch Capital was formally designated as an IAIG by the BMA, its group-wide supervisor, in 2024 and listed by the BMA on the aforementioned public register. As such, Arch is subject to international oversight coordinated by the BMA. Consultation remains ongoing between Arch Re Bermuda and the BMA on the requirements applicable to the Group under Bermuda law and in line with the proposed modifications to the BMA’s prudential framework as ComFrame and the Holistic Framework develop.
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

ARCH CAPITAL	19	2025 FORM 10-K

Economic Substance Act. In 2018, Bermuda enacted the Economic Substance Act 2018 (as amended) of Bermuda and its related regulations (together, the “ES Act”). The ES Act came into force in 2019, and provides that a registered entity other than an entity which is resident for tax purposes in certain jurisdictions outside Bermuda (“non-resident entity”) that carries on as a business any one or more of the “relevant activities” referred to in the ES Act must comply with economic substance requirements. The list of “relevant activities” includes carrying on any one or more of the following activities: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities. Under the ES Act, if a company is engaged in one or more “relevant activities”, it is required to maintain a substantial economic presence in Bermuda and to comply with the economic substance requirements set forth in the ES Act. A company will comply with those economic substance requirements if it: (a) is managed and directed in Bermuda; (b) undertakes “core income generating activities” (as may be prescribed under the ES Act) in Bermuda in respect of the relevant activity; (c) maintains adequate physical presence in Bermuda; (d) has adequate full time employees in Bermuda with suitable qualifications; and (e) incurs adequate operating expenditure in Bermuda in relation to the relevant activity undertaken by it.
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
Insurance Sector Operational Cyber Risk Management Code of Conduct (“Cyber Risk Management Code of Conduct”). The BMA implemented the Cyber Risk Management Code of Conduct in 2020 which requires all Bermuda insurers, insurance managers and intermediaries registered under the Insurance Act to comply with duties, requirements and standards established by the BMA in relation to operational cyber risk management. This requires Arch Re Bermuda to develop a cyber risk policy as part of an operational cyber risk management program and also requires the appointment of an appropriately qualified member of staff or outsourced resource to the role of Chief Information Security Officer.
The cyber risk policy is to be approved by the Arch Re Bermuda board of directors at least annually. The BMA will assess Arch Re Bermuda’s compliance with the Cyber Risk Management Code of Conduct in a proportionate manner relative to the nature, scale and complexity of its business. Failure to comply with the requirements of the Cyber Risk Management Code of Conduct will be taken into account by the BMA in determining whether Arch Re Bermuda is conducting its business in a sound and prudent manner as prescribed by the Insurance Act and may result in the BMA exercising its powers of intervention and investigation.
Notification of Cyber Reporting Events. Every Bermuda insurer is required to notify the BMA forthwith if the insurer has knowledge, or where the insurer has reason to believe that, a Cyber Reporting Event has occurred. Within fourteen (14) days of such notification, the insurer must also furnish the BMA with a written report setting out all of the particulars of the Cyber Reporting Event that are available to it. A Cyber Reporting Event includes any act that results in the unauthorized access to, disruption, or misuse of electronic systems or information stored on such systems of an insurer, including breach of security leading to the loss or unlawful destruction or unauthorized disclosure of or access to such systems or information where there is a likelihood of an adverse impact to policyholders, clients or the insurer’s insurance business, or an event that has occurred for which notice is required to be provided to a regulatory body or government agency.
Personal Information Protection Act 2016. Bermuda’s principal data protection and privacy legislation is the Personal Information Protection Act 2016 (“PIPA”). On January 1, 2025, PIPA was fully implemented. PIPA applies to every organization (which includes any individual, entity or public authority) that uses personal information in Bermuda where that personal information is used by automated or other means which form, or are intended to form, part of a structured filing system. PIPA does not define privacy explicitly but rather defines “personal information” and sets out privacy rules for institutions to follow for the collection, use, disclosure, maintenance, retention, security and disposal of personal information. For the purposes of PIPA, “personal information” means any information about an identified or identifiable individual (meaning a natural person), and “use” or “using” are very broadly defined and means carrying out any operation on personal information. Personal information used by an insurer in Bermuda would include (without limitation) information relating to policyholders, employees, consultants, service providers, officers, employees, consultants or any other third party of the insurer. Our Bermuda entities are subject to PIPA requirements.

ARCH CAPITAL	20	2025 FORM 10-K

Corporate Income Tax Act 2023 (the “Bermuda CIT Act”). On December 27, 2023, Bermuda enacted the Bermuda CIT Act. Entities subject to tax under the Bermuda CIT Act are the Bermuda constituent entities of multi-national groups. A multi-national group is defined under the Bermuda CIT Act as a group with entities in more than one jurisdiction with consolidated revenues of at least €750 million for two of the four previous fiscal years. If Bermuda constituent entities of a multi-national group are subject to tax under the Bermuda CIT Act, such tax is charged at a rate of 15% of the net income of such constituent entities (as determined in accordance with the Bermuda CIT Act, including after adjusting for any relevant foreign tax credits applicable to the Bermuda constituent entities). Starting on January 1, 2025, all Arch Bermuda operations are subject to the requirements of the Bermuda CIT Act.
Beneficial Ownership Act 2025 (the “BO Act”). Bermuda’s new beneficial ownership framework is comprised of the BO Act, the Beneficial Ownership Regulations 2025 and related guidance notes. The BO Act received Royal Assent and subsequently came into force on November 3, 2025. The BO Act includes provisions to (a) enhance Bermuda’s current beneficial ownership regime in accordance with the revised Financial Action Task Force international standards, (b) transfer the central register of beneficial ownership information (“BOI”) from the BMA to the Registrar of Companies (“RoC”), and (c) extend access to the central register to certain competent authorities and “obliged entities”. The BO Act applies to all legal persons (sometimes referred to herein as “in scope entities”), subject to limited exceptions. Entities already in scope under the previous beneficial ownership regime are required to ensure that their beneficial ownership register is updated as necessary. Newly-in-scope entities must establish and maintain a beneficial ownership register which meets the requirements of the new regime. The only exception is for publicly listed entities on the Bermuda Stock Exchange or on an appointed stock exchange, and any subsidiary of such legal persons. All other entities which were previously exempt and not required to comply with the beneficial ownership requirements under the prior legislative framework, for example, financial institutions like (re)insurance companies, are no longer subject to an exemption and will now be in scope. As noted above, under the BO Act, Bermuda’s central register has been transferred from the BMA to the RoC. As a result, for non-regulated entities, there will be no continuing touchpoints or interaction with the BMA. The BMA will continue to regulate financial institutions such as AGRL and Arch Re Bermuda, under the same legislation as they do now, including retaining supervision over the controllers and shareholder controllers of regulated financial institutions.
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

ARCH CAPITAL	21	2025 FORM 10-K

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
The NAIC Insurance Holding Company System Model Act and Model Regulation (“Insurance Holding Company Models”) include provisions that require the ultimate controlling person of an insurance holding company system to file an annual group capital calculation (“GCC”), unless the ultimate controlling person or its insurance holding company system is exempt from the filing requirement. The GCC provisions of the Insurance Holding Company Models aim to streamline group-wide supervision by leveraging U.S. regulators’ existing risk and solvency measures and applying them on a group-wide basis. Arch’s U.S. lead state regulator, the Missouri Department of Commerce & Insurance (“MDCI”), adopted the GCC provisions of the Insurance Holding Company Models in 2021.
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
U.S. primary insurers also may receive credit for reinsurance ceded to unauthorized reinsurers without collateral or with less than 100% collateral under revisions to the NAIC Credit for Reinsurance Model Law (#785) and the Credit for Reinsurance Model Regulation (#786) (collectively, the “NAIC Model Law and Regulation”). All U.S. states, the District of Columbia and Puerto Rico have adopted revisions to the NAIC Model Law and Regulation that allow full credit to U.S. ceding insurers for reinsurance ceded to reinsurers that have been approved as “certified reinsurers” based upon less than 100% collateralization. As of January 13, 2026, Arch Re Bermuda is approved as a “certified reinsurer” for the 2026 calendar year in 46 jurisdictions with applications pending in 7 additional jurisdictions. In addition, as of January 13, 2026, AGRL is approved as a “certified reinsurer” in its lead state of Missouri and an additional four states for the 2026 calendar year.
The NAIC Model Law and Regulation also eliminate reinsurance collateral requirements for reinsurers that (1) have their head office or are domiciled in EU Member States, the U.K., NAIC accredited U.S. jurisdictions and other jurisdictions deemed “reciprocal jurisdictions” by the NAIC (although individual states may approve or reject the designation of such other jurisdictions as a “reciprocal jurisdiction”), and (2) have been approved as a “reciprocal jurisdiction reinsurer.” The NAIC list of approved reciprocal jurisdictions includes Bermuda, Japan and Switzerland. All U.S. states, the District of Columbia and Puerto Rico have adopted the 2019 amendments to the NAIC Model Law and Regulation. As of January 13, 2026, Arch Re Bermuda is approved as a “reciprocal jurisdiction reinsurer” for the 2026 calendar year in 45 jurisdictions with applications pending in 8 additional jurisdictions. In addition, as of January 13, 2026, AGRL is approved as a “reciprocal jurisdiction reinsurer” in its lead state of Missouri and an additional four states for the 2026 calendar year.

ARCH CAPITAL	22	2025 FORM 10-K

In October 2024, the U.S. Department of the Treasury recognized Arch Re Bermuda as an Alien Reinsurer, which allows T-Listed ceding companies to eliminate regulatory collateral requirements under the U.S. Treasury rules (except on excess risks running to the U.S.).
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
Cybersecurity and Privacy. The SEC maintains cybersecurity disclosure rules (“SEC Cybersecurity Rules”) mandating cybersecurity incident and risk management disclosure for public companies such as Arch. The SEC Cybersecurity Rules became effective in 2023 and mandate that public companies report a cybersecurity incident on a Form 8-K within four days after they determine that the incident is material. Additional disclosure by registrants in the Form 10-K annual report should describe their processes for assessing, identifying and managing material risks from cybersecurity threats, the material impacts of cybersecurity threats and previous cybersecurity incidents. See Item 1C, “Cybersecurity” for further information about our disclosures.
In 2022, the U.S. government passed the Cyber Incident Reporting for Critical Infrastructure Act of 2022, which will require companies deemed to be part of U.S. critical infrastructure to report any substantial cybersecurity incidents or ransom payments to the federal government within 72 and 24 hours, respectively. The Cybersecurity & Infrastructure Security Agency (“CISA”) considers financial services, which includes insurance companies, as a critical infrastructure sector. CISA is expected to publish final implementing regulations in May 2026.
The NAIC adopted an Insurance Data Security Model Law in 2017 that requires insurers, insurance producers and other entities required to be licensed under state insurance laws to comply with certain requirements under state insurance laws, such as developing and maintaining a written information security program, conducting risk assessments overseeing the data security practices of third party service providers and meeting expanded breach notification requirements. A majority of states have adopted this model law, including states in which our U.S. subsidiaries are licensed and operate. In addition, certain state insurance regulators, such as the New York Department of Financial Services (“NYDFS”), continue to issue regulations and guidance that impose regulatory requirements relating to privacy and cybersecurity. This includes amendments to NYDFS’s Cybersecurity Requirements for Financial Services Companies, which were finalized in 2024 and established several new requirements, including elevated requirements regarding the use of multi-factor authentication and board oversight of cybersecurity issues.
Privacy legislation and regulation also exists in many of the U.S. states. The California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”) that took effect in 2023, grants California consumers certain rights to, among other things, access, correct and delete data about them subject to certain exceptions, as well as a private right of action related to cybersecurity breaches with statutory penalties. The CPRA created a new privacy-focused California regulatory agency with enforcement authority, the California Privacy Protection Agency (“CPPA”). In September 2025, the CPPA finalized rules which impose requirements for annual cybersecurity audits and privacy risk assessments. The amendments went into effect as of January 1, 2026, with various requirements under the amended regulations due to become effective in phases through 2028.
In addition, a range of new cybersecurity and privacy laws have been passed or are under consideration in other states, as well as by the federal government. Nineteen states have passed comprehensive state data privacy laws and numerous other states are actively considering bills. These state laws provide consumer privacy rights and protections like those in the CCPA and CPRA, although many of them exempt insurance licensees or entities subject to the Gramm-Leach-Bliley Act from their requirements.
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

ARCH CAPITAL	23	2025 FORM 10-K

use of AI systems that make or support decisions related to regulated insurance practices, which program should be designed to mitigate certain risks. As of January 6, 2026, at least 24 states and Washington, D.C. have adopted the bulletin.
States with specific AI guidance or regulations impacting our U.S. insurance companies include California, Colorado and New York. NYDFS expects insurers doing business in New York to observe and comply with its 2024 Insurance Circular Letter No.7 regarding the use of AI systems which adopts a risk-based approach to evaluating insurers’ use of AI systems and external consumer data and information sources used for underwriting and pricing of insurance products. AI systems should be assessed to ensure that they do not produce disproportionate adverse effects in underwriting or pricing for similarly situated individuals and tested regularly to ensure that they do not produce unfair or unlawful outcomes. The NYDFS also issued guidance regarding cybersecurity risks arising from AI requiring us to continuously assess these risks and implement appropriate cybersecurity measures to mitigate these threats.
California adopted regulations under the CCPA related to automated decision-making technologies (“ADMT”) on September 23, 2025. These regulations impose new rules governing consumer notice, access, and opt-out rights with respect to ADMT and require different risk assessments and disclosures related to processing activities involving ADMT in various consumer contexts, including profiling.
At the federal level, in July 2025 the White House issued the AI Action Plan ordered by President Trump’s January 2025 executive order reorienting and reprioritizing the Administration’s policy approach to AI. The AI Action Plan included a wide range of policy initiatives for accelerating AI innovation, building American AI infrastructure, and leading in international AI diplomacy and security. On December 11, 2025, the White House issued an executive order entitled “Ensuring a National Policy Framework for Artificial Intelligence”, which clarifies federal AI policy and creates a framework for federal agencies to assess and challenge state laws that threaten to stymie innovation on the basis that they are preempted by federal regulation, impermissibly regulate interstate commerce, or are otherwise unconstitutional. The extent to which the federal government intends to apply its AI policies to state insurance laws and the U.S. insurance industry is not yet known and any such application could be challenged through judicial review. At the state level, in 2025, several hundred bills related to AI were introduced across all 50 states in the U.S. Globally, many new AI laws are being proposed or have taken effect, the most significant of which is in the EU. See “Regulation—Europe” for further details on our insurance operations.
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
States also limit the ability of insurers to manage risk by restricting their ability to withdraw from or otherwise reduce their exposure based on a change in market conditions. Some states’ laws also require or give regulators the discretion to take action in the aftermath of certain events, such as natural catastrophes, including the ability to impose moratoria on policy cancellations or non-renewals, and to impose “grace periods” on premium payments. These restrictions and requirements are generally limited to the

ARCH CAPITAL	24	2025 FORM 10-K

personal lines insurance markets, but may affect our business as well.
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
Other Federal Regulation. Although state regulation is the dominant form of regulation for insurance and reinsurance business, a number of federal laws currently affect and apply to the insurance industry and the landscape of federal regulation could change. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) created the Federal Insurance Office (“FIO”), which is not a federal regulator or supervisor of insurance, but monitors the insurance industry for systemic risk, consults with the states regarding insurance matters, develops federal policy on aspects of international insurance matters, is authorized to assist the U.S. Secretary of the Treasury in negotiating “covered agreements” between the U.S. and foreign governments that address insurance prudential measures, and administers the Terrorism Risk Insurance Program (“TRIP”). The TRIP will expire on December 31, 2027 unless reauthorized by Congress.
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
GSE Eligible Mortgage Insurer Requirements. GSEs impose requirements on private mortgage insurers so that they may be eligible to insure loans sold to the GSEs, known as the Private Mortgage Insurer Eligibility Requirements (“PMIERs”). The PMIERs apply to our eligible mortgage insurers, but do not apply to AMG, which is not GSE-approved. The PMIERs impose limitations on the type of risk insured, the forms and insurance policies issued, standards for the geographic and customer diversification of risk, procedures for claims handling, acceptable underwriting practices, standards for certain reinsurance cessions and financial requirements, among other things. The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer to meet or exceed “minimum required assets” as of each quarter end. In August 2024, the GSEs updated PMIERs to incorporate new deductions to the definition of available assets for investment risk. This update became effective March 31, 2025, but the impact will be phased in through September 30, 2026. Minimum required assets are calculated from PMIERs tables with several risk dimensions including origination year, original loan-to-value, original credit score of performing loans, and the delinquency status of non-performing loans.

ARCH CAPITAL	25	2025 FORM 10-K

Russian Sanctions. The U.S. first imposed sanctions on the Russian Federation following its annexation of Crimea in 2014. Since 2022, the U.S. has since imposed several new sanctions on Russia in response to the Russian invasion of Ukraine and the ongoing hostilities. Recent sanctions also target the Russian energy sector, including Russian and non-Russian companies, persons and vessels which are aiding Russia’s production of oil. These sanctions may have extra-territorial reach to our non-U.S. underwriting subsidiaries. The U.S.-Russia discussions regarding the war in Ukraine and the use of U.S. sanctions is an evolving topic which we continue to review. We will evaluate and prepare for any changes in our sanctions program and business operations.
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
United Kingdom
General. The Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”) regulate insurance and reinsurance companies and the FCA regulates firms carrying on insurance distribution activities operating in the U.K. under the Financial Services and Markets Act 2000 (the “FSMA”). In 2004, Arch Insurance (U.K.) was granted the relevant permissions for the classes of insurance business which it underwrites in the U.K. AMAL currently manages our Lloyd’s Syndicates pursuant to its authorizations by the U.K. regulators and Lloyd’s. All U.K. companies are also subject to a range of statutory provisions, including the laws and regulations of the Companies Act 2006 (as amended) (the “U.K. Companies Act”).
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

ARCH CAPITAL	26	2025 FORM 10-K

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
Arch Insurance (U.K.), and the corporate members of our Lloyd’s Syndicates are required to meet economic risk-based solvency requirements based on Solvency II. Following the U.K. withdrawal from the EU in 2020, the EU (Withdrawal) Act 2018, as amended, transposed all applicable direct EU legislation into domestic U.K. law, thus ensuring the continuing application of Solvency II under the U.K.’s financial services regulatory regime. However, in 2022, HM Treasury set out the U.K. government’s final reform package on the Solvency II framework in the U.K. Significant changes introduced by these reforms included the reduction in risk margin by 30% for non-life insurers and the removal of branch capital requirements.
FSMA 2023 provides a framework for the revocation of retained EU law in financial services and its replacement with corresponding regulators’ rules (in the case of Solvency II, mainly in the PRA’s Rulebook).
The Insurance and Reinsurance Undertakings (Prudential Requirements) Regulations 2023 came into force on December 31, 2023 and modified the current risk margin calculation. The other reforms forming part of what is known as “Solvency U.K.” became effective on December 31, 2024, on the implementation of the PRA’s Policy Statement PS15/24 (Review of Solvency II: Restatement of assimilated law). The PRA has stated that these reforms to Solvency II and restatement of rules provide a new regulatory framework for maintaining the safety and soundness of insurance firms and protecting their policyholders, and that the PRA will continue to evolve its prudential regulatory framework for the insurance sector.
The implementation of these reforms and potential divergence between the U.K. and the EU may have an impact on whether the U.K. is granted Solvency II equivalence status by the EU in any of the three areas to which equivalence applies.
Beginning June 30, 2026, the PRA can request submission of a U.K. insurer’s Solvent Exit Analysis (“SEA”). U.K. insurers (other than those in passive run-off, third country branches and Lloyd’s managing agents) are expected to provide and maintain an SEA documenting preparations for an orderly solvent exit. If a solvent exit becomes a reasonable prospect, the PRA expects firms to prepare a Solvent Exit Execution Plan and to manage and monitor the execution of the solvent exit in line with PRA expectations.
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

ARCH CAPITAL	27	2025 FORM 10-K

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
EU Considerations. In anticipation of Brexit, since 2020 nearly all of the EEA insurance business of Arch Insurance (U.K.) has been conducted by Arch Insurance (EU). A transfer of the EEA legacy business (excluding inwards reinsurance) from Arch Insurance (U.K.) to Arch Insurance (EU) was completed under Part VII of the U.K. Financial Services and Market Act 2000 at the end of 2020 (“Part VII Transfer”).
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
Economic relations between the U.K. and the EU are now governed by a Trade and Cooperation Agreement (the “TCA”). Following a report published by the European Affairs Committee in 2022, which found that the TCA is limited in scope and silent as to EU equivalence in decisions over financial services, a Memorandum of Understanding (“MoU”) on regulatory cooperation between the U.K. and the EU was signed in 2023. However, the MoU does not impose binding substantive commitments nor is there any mention of taking forward the commitment in the Political Declaration accompanying the TCA regarding mutual equivalence. As a result, under the provisions of the TCA, EEA financial institutions (including our Irish operating subsidiaries) lost their passporting rights into the U.K. Absent any future agreement between the U.K. and the EU on the provision of financial services into the U.K., the post-Brexit status and rules applicable to U.K. branches of EEA financial institutions are primarily driven by U.K. law and regulation.
The ability of U.K. firms (including Arch Insurance (U.K.) and AMAL) to continue doing business in the EEA similarly depends on applicable EEA state local law and regulation. There has been no decision yet made by the European Commission on whether or not the U.K.’s financial services regulatory regime will be granted third-country equivalence for the purposes of reinsurance, solvency calculation and/or group supervision under Solvency II. In the absence of such declarations, U.K. firms are subject to more stringent requirements in carrying out reinsurance business with EEA firms.
Sustainability Considerations. The U.K. government has a long-term ambition to “green” the financial system and align it with the U.K.’s 2050 “Net Zero” target (i.e.,100% greenhouse gas emissions reduction) under the Climate Change Act 2008. As part of those efforts, in 2022, the U.K. passed mandatory climate related financial disclosure requirements under the Companies (Strategic Report) (Climate-related Financial Disclosure) Regulations 2022. The regulations apply to large companies (including some of our U.K. entities) for financial years starting on or after April 2022. The regulations generally align risk disclosures with the recommendations of the Taskforce on Climate-related Financial Disclosures (“TCFD”).
In 2021, the U.K. government published its Greening Finance Roadmap to Sustainable Investing (the “Roadmap”), which announced proposals to extend the scope of the U.K.’s sustainable finance framework beyond climate change. Further to the Roadmap, the FCA issued its final Policy Statement on its sustainability disclosure requirements and the investment labels regime. As a part of this regime, the FCA introduced, among other things, a general ‘anti-greenwashing’ rule to clarify that sustainability-related claims must be clear, fair and not misleading. The general ‘anti-greenwashing’ rule came into force in May 2024 and the FCA also published new guidance (FG24/3) on the expectations for FCA-authorized firms subject to the general ‘anti-greenwashing rule’ which took effect at the same time. The FCA has indicated that it continues to keep sustainability disclosure requirements under review and may propose further changes to the regime, which may also relate to the anti-greenwashing rule.
Consumer protection reforms under the new U.K. Digital Markets, Competition and Consumers Act 2024 (“DMCC Act”) came into force on April 6, 2025, enabling the U.K.’s competition regulator, the Competition and Markets Authority (“CMA”) to pursue enforcement for consumer law breaches such as greenwashing, and to directly impose fines of up to 10% of a business’s global turnover.

ARCH CAPITAL	28	2025 FORM 10-K

In 2023, the Green Technical Advisory Group ("GTAG") published its final advice to the U.K. government on the development of the U.K. Green Taxonomy including governance options (such as an advisory body to facilitate implementation and development).
In 2022, the U.K. government said it would delay secondary legislation under the taxonomy regulations (originally anticipated by the end of 2022). Following the work of GTAG, in November 2024, the U.K.’s HM Treasury published a consultation to determine whether a U.K. Green Taxonomy would be complementary to existing policies; the consultation period closed on February 4, 2025. In July 2025, HM Treasury published its consultation response and concluded that a U.K. Green Taxonomy would not be the most effective tool to deliver the green transition and decided not to proceed with this policy as part of the U.K.’s sustainable finance framework.
The PRA’s supervisory statement SS3/19 “Enhancing banks’ and insurers’ approaches to managing the financial risks from climate change” requires U.K. regulated entities to comply with certain sustainability-related requirements. In December 2025, the PRA published supervisory statement SS5/25 “Enhancing banks’ and insurers’ approaches to managing climate-related risks”, which builds on and updates the expectations in SS3/19. SS5/25 took effect on December 3, 2025. The PRA expects firms to complete an internal review of their current position against the updated expectations in order to identify any gaps and develop an appropriate plan to remedy such gaps within six months of commencement (i.e. by June 3, 2026).
In addition, Lloyd’s has mandated that managing agents create a sustainability framework and strategy. Lloyd’s has also imposed sustainability focused outcomes by way of the Principles with a particular focus on culture, investment and underwriting profitability. See “Lloyd’s Supervision” above for additional details.
In December 2025, the FCA published PS25/23 “Tackling non-financial misconduct in financial services” finalizing FCA Handbook guidance on how non-financial misconduct (“NFM”) is assessed under the Code of Conduct (“COCON”) and the Fit and Proper test (“FIT”). The FCA confirms that serious work-related misconduct (e.g. bullying/harassment/violence) can give rise to conduct rule breaches, inform fitness and propriety decisions, and affect regulatory references. The guidance will take effect on September 1, 2026, in line with the FCA’s new COCON rule extending the NFM framework across FSMA Part 4A-authorised firms and relevant staff.
Russian Sanctions. Since the Russian invasion of Ukraine in 2022, the U.K. government has instituted a new sanctions regime targeting Russia. The sanctions imposed include prohibitions on providing financial services (including insurance and reinsurance) to persons connected with Russia in relation to certain restricted goods and services, and the freezing of assets owned or controlled by designated persons. The U.K., U.S. and EU often consult with each other with respect to their respective sanctions programs. Given the evolving situation, we are closely monitoring developments and the sanctions imposed, to ensure our business remains in compliance with any applicable sanctions measures imposed.
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

ARCH CAPITAL	29	2025 FORM 10-K

The Data (Use and Access) Act 2025 (“DUAA”) came into force on June 19, 2025 and amends certain U.K. GDPR provisions, including but not limited to: (i) introducing a list of “recognized legitimate interests”; (ii) potentially streamlining responses to data subject access requests, by making clear that only “reasonable and proportionate” searches are required; and (iii) relaxing rules around automated decision making, amongst other amendments.
The U.K. GDPR also imposes similar international data transfer restrictions to the EU (see below) on transfers of personal data from the U.K. to jurisdictions that the U.K. government does not consider adequate, including the U.S. The U.K. government has published its own form of the EU Standard Contractual Clauses (“SCCs”), known as the International Data Transfer Agreement and an International Data Transfer Addendum to the new EU SCCs. Further, in 2023, the U.K. Government established a U.K.-U.S. data bridge or adequacy decision, through the U.K. extension to the EU-U.S. Data Privacy Framework (“DPF”). Effective as of October 2023, U.S. organizations which self-certify to the DPF can now transfer personal data from the U.K. to the U.S. without using SCCs.
The U.K. Information Commissioner’s Office (“ICO”) has the power under the U.K. GDPR to (amongst other things) impose fines for serious breaches of up to the higher of 4% of the organization’s annual worldwide turnover or £17.5 million. Individuals also have a right to compensation, as a result of an organization’s breach of the U.K. GDPR which has affected them, for financial or non-financial losses (e.g., distress).
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
Artificial Intelligence. The U.K. has adopted a (primarily) “soft law” approach to AI regulation meaning it has not adopted formal legislation to regulate AI but has adopted soft law guidelines in the form of a White Paper published in 2023. The U.K. intends to develop a sector-specific, principle centered approach to AI regulation, with the relevant sectors being responsible for enforcement. In July 2024, the U.K. government announced its intention to regulate the most powerful AI models, though nothing has been announced since that time.
Ireland
General. The CBI regulates insurance and reinsurance companies and intermediaries authorized in Ireland. Our three Irish operating subsidiaries are Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe Limited (“Arch Underwriters Europe”). Arch Re Europe was licensed and authorized by the CBI as a non-life reinsurer in 2008 and as a life reinsurer in 2009. Arch Insurance (EU) was licensed and authorized by the CBI as a non-life insurer in 2011. As part of our Brexit plan, Arch Insurance (EU) received approval from the CBI to expand the nature of its business in 2019 and commenced writing expanded insurance lines in the EEA in 2020 with the Part VII Transfer completed at the end of 2020. Arch Underwriters Europe was registered by the CBI as an insurance and reinsurance intermediary in 2014. Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe are subject to the supervision of the CBI and must comply with Irish insurance acts and regulations as well as with directions and guidance issued by the CBI.
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
In February 2025, responding to rapid changes seen in the financial sector in recent years, the CBI published its plans to move away from the PRISM model of risk-based supervision in place since 2011 towards a new form of supervision that will be (i) outcome focused, (ii) risk-based, (iii) judgment led, (iv) forward looking and (v) focused on ensuring the resilience, adaptability and trustworthiness in the provision of financial services. In December 2025, the CBI published a roadmap setting out its plans for delivering a more effective and efficient regulatory framework. Included in the roadmap are proposals to carry out a compatibility review of Ireland’s insurance rulebook to eliminate duplication with Solvency II.

ARCH CAPITAL	30	2025 FORM 10-K

Arch is monitoring developments as this progresses.
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
EU Considerations. As Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe are authorized by the CBI in Ireland, a Member State of the EU, those authorizations are recognized throughout the EEA. Subject only to certain notification and application requirements, Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe can provide services, or establish a branch, in any other Member State of the EEA. Although, in doing so, they may be subject to the laws of such Member States with respect to the conduct of business in such Member State, company law registrations and other matters, they will remain subject to financial and operational supervision by the CBI only. Arch Insurance (EU) has branches in Italy, France, Spain, the Netherlands and the U.K. Arch Re Underwriting ApS in Denmark (“Arch Re Denmark”) is an underwriting agency underwriting accident and health and other reinsurance business for Arch Re Europe. Arch Re Europe also has branches in the U.K., France and Switzerland (“Arch Re Europe Swiss Branch”).
Since 2021, under the provisions of the TCA our Irish regulated entities lost their passporting rights into the U.K.
Sustainability Considerations. Sustainability matters have been on the CBI's agenda for a number of years. In 2021, the CBI issued its expectations in respect of climate and broader sustainability issues for all regulated firms in Ireland (including (re)insurers). The CBI's expectations focus on five key areas: governance, risk management, scenario analysis (including, but not limited to, stress testing for the purposes of the ORSA), disclosures and strategy and business model risk. The CBI has indicated that its expectations will be applied in a proportionate manner. In 2022, the CBI published a Consultation Paper setting out its proposed guidance on climate change risk for the (re)insurance sector. The finalized guidance was published by the CBI in 2023 and clarifies the CBI’s expectations on how (re)insurers should address climate change risks in their business and to assist (re)insurers develop their governance and risk management frameworks to do this. In September 2024 and December 2025, the CBI published key findings from thematic reviews of (re)insurers’ climate change risk materiality assessments. The CBI has reiterated that climate change risk remains a key strategic priority and will continue to be a feature of regular supervisory engagement with (re)insurers. It is expected that over time, disclosures in respect to sustainability matters may be captured in the Solvency and Financial Condition Reports of Arch's Irish entities. Arch continues to consider the impact of this guidance on its Irish entities. See also “European Union – Sustainability Considerations.”
Irish Individual Accountability Framework Act 2023. The Central Bank (Individual Accountability Framework) Act 2023 (the “IAF Act”) was signed into law in March 2023 and took effect in full on July 1, 2025. The IAF Act implements substantive changes to the fitness and probity regime maintained by the CBI in Ireland and imposes certain additional obligations and liability for senior executives in Irish regulated financial service entities, including (re)insurance companies. Arch considered the impact of the IAF Act on its business and implemented the IAF Act requirements accordingly. In November 2025, following a CBI review, further changes were made to the fitness and probity regime, including the introduction of revised Guidance on the Standards of Fitness and Probity.
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

ARCH CAPITAL	31	2025 FORM 10-K

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
In 2020, EIOPA provided an opinion to the European Commission in relation to the review of the Solvency II regime. This review was initiated by the European Commission to determine whether the Solvency II regime remains fit for purpose. In its opinion, EIOPA confirmed that the overall Solvency II framework is working well from a prudential perspective, suggesting that there are no fundamental changes needed but that a number of amendments are required to ensure the regime continues as a well-functioning risk-based regime. In 2021, the European Commission published legislative proposals for amendments to the Solvency II Directive arising out of EIOPA's review of the Solvency II regime. The proposed amendments cover a number of areas including proportionality, quality of supervision, sustainability risks and group and cross-border supervision. The European Parliament and the Council voted to adopt the amendments to the Solvency II Directive in April 2024 and November 2024 respectively. The amendments to Solvency II entered into force on January 28, 2025 and will apply two years from this date.
In tandem with the Solvency II reforms, EIOPA has been engaging with stakeholders in the (re)insurance sector and publishing detailed guidelines, recommendations and expectations relating to the revised Solvency II framework.
In addition to the above Solvency II reform proposals, the European Commission continues to promote the development of the Insurance Recovery and Resolution Directive (“IRRD”). The IRRD aims to harmonize national laws on recovery and resolution of (re)insurance undertakings. The European Parliament and the Council voted to adopt the IRRD in April 2024 and November 2024 respectively. The IRRD entered into force on January 28, 2025 and will apply two years from this date. While the CBI has already introduced certain insurance recovery requirements under Irish law that apply to Arch’s Irish operations (including the preparation of recovery plans) in December 2025 it indicated that it intended to review these requirements to ensure no unnecessary duplication with between the Irish and IRRD regimes. We will continue to monitor the implementation of IRRD and its potential impact on our operations.
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
In early 2023, EIOPA issued its finalized Supervisory Statement on the use by EU-authorized (re)insurers of governance arrangements (such as branches) in third countries to perform functions or activities in respect of EU policyholders and risks. Arch has considered the impact of the supervisory statement on its Irish and European operations and will continue to monitor developments.
Arch Re Europe and Arch Insurance (EU), being established in Ireland and authorized by the CBI, are able to establish branches and provide reinsurance services and, in respect of Arch Insurance (EU), insurance services in all EEA states. This is subject to certain regulatory notifications and there being no objection from the CBI and the Member States concerned.

ARCH CAPITAL	32	2025 FORM 10-K

Solvency II does not prohibit EEA insurers from obtaining reinsurance from reinsurers licensed outside the EEA, such as Arch Re Bermuda. As such, and subject to the specific rules in each Member State, Arch Re Bermuda may do business from Bermuda with insurers in EEA Member States, but it may not directly operate its reinsurance business within the EEA. Article 172 of Solvency II provides that reinsurance contracts concluded by insurance undertakings in the EEA with reinsurers having their head office in a country whose solvency regime has been determined to be equivalent to Solvency II shall be treated in the same manner as reinsurance contracts with undertakings in the EEA authorized under Solvency II. Beginning in 2016, Bermuda was deemed by the European Commission to be equivalent for Solvency II purposes. Solvency II also includes specific measures providing for the supervision of insurance and reinsurance groups. However, as a consequence of the above determination of equivalence, pursuant to Article 260 of Solvency II, regulators within the EEA are required to rely on the worldwide group supervision exercised by the BMA. EIOPA has also indicated that, on a case by case basis, groups subject to this worldwide supervision may be exempted from any EEA sub-group supervision, where this results in more efficient supervision of the group and does not impair EEA supervisors in respect of their individual responsibilities.
The IDD was published in 2016. EEA Member States were required to transpose the IDD by 2018. The IDD replaced the Insurance Mediation Directive. The IDD applies to all distributors of insurance and reinsurance products (including insurers and reinsurers selling directly to customers) and strengthens the regulatory regime applicable to distribution activities through increased transparency, information and conduct requirements. The principal impact of the IDD is on the insurance market, however, requirements that apply across insurance and reinsurance include more specific conditions regarding knowledge and continuing professional development for those involved in distribution of (re)insurance products. The IDD continues the pre-existing ability of intermediaries established in a Member State of the EU to establish branches and provide services to all EEA states. Arch Underwriters Europe, being established in Ireland and authorized by the CBI, is able, subject to regulatory notifications and there being no objection from the CBI, to establish branches and provide services in all EEA states.
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
In addition, the EU GDPR increases scrutiny of transfers of personal data to jurisdictions which the European Commission does not recognize as having “adequate” data protection laws. In particular in 2020, the Court of Justice of the EU (Court of Justice) in Schrems II invalidated the European Union-United States (EU-U.S.) Privacy Shield on the grounds that the EU-U.S. Privacy Shield failed to offer adequate protections to EU personal information transferred to the U.S. While the Court of Justice upheld the use of other data transfer mechanisms, such as the Standard Contractual Clauses (“EU SCCs”), the decision has led to some uncertainty regarding the use of such mechanisms for data transfers to the U.S., and the Court of Justice made clear that reliance on EU SCCs alone may not necessarily be sufficient in all circumstances. The European Data Protection Board issued additional guidance regarding international transfers which may require us to implement additional safeguards to further enhance the security of data transferred out of the EEA. The European Commission published new versions of the EU SCCs in 2021, which place onerous obligations on the parties. In 2022, the U.S. President introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework to act as a successor to the invalidated EU-U.S. Privacy Shield. On July 10, 2023, the European Commission adopted an adequacy decision relating to the transfer of personal data from the EU to the U.S. which takes place under the DPF. The DPF is the successor to the EU-U.S. Privacy Shield and allows companies that are subject to the GDPR to transfer personal data to U.S. entities that participate in the DPF without the need for alternative data protection transfer mechanisms (such as SCCs or binding corporate rules). On December 19, 2025, the EU Commission renewed the 2021 adequacy decision which allows for the free flow of personal data between the EU Member States and the UK.

ARCH CAPITAL	33	2025 FORM 10-K

The EU GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of global turnover). The EU GDPR allows data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR. The GDPR Procedural Regulation (Regulation 2025/2518) was published on December 12, 2025 and will apply from April 2, 2027. The Regulation provides additional procedural rules for enforcing the GDPR and its key aim is to improve the cooperation mechanisms amongst GDPR supervisory authorities.
In addition, the EU Data Act (“EUDA”) was published in the Official Journal of the EU in 2023, and is coming into effect on a phased basis from September 12, 2025, through to September 12, 2027. EUDA creates a harmonized set of rules on fair access to and use of data in the interest of fostering data-driven innovation and increasing data availability in the EU. EUDA may apply to certain insurance activities, primarily relating to the use of telemetric and similar devices. Arch is assessing the impact of EUDA on its operations.
Cybersecurity and information security are an area of increasing focus for the EU. The Digital Operational Resilience Act (“DORA”) entered into force in January 2023. The core aim of DORA is to prevent and mitigate cyber threats and sets uniform requirements for the security of network and information systems of financial sector entities (including (re)insurers) as well as critical third parties which provide ICT (information and communication technology)-related services, such as cloud platforms or data analytics services. Certain of our in-scope Irish entities are required to comply with the obligations set out under DORA since January 17, 2025.
In addition to the above, EIOPA continues to publish detailed guidelines, recommendations and expectations relating to cyber matters and how these should be managed and considered by the (re)insurance sector.
Artificial Intelligence. The EU Artificial Intelligence Act (the “EU AI Act”) came into effect in August 2024. As of February 2, 2025, companies are required to cease the use of AI systems which pose an unacceptable risk. Further compliance obligations applicable to general purpose AI models take effect in August 2025, and the remainder of the EU AI Act (including compliance rules relating to AI systems) takes effect in August 2026. The EU AI Act regulates the use of AI systems and general purpose AI models in all EU Member States through a risk-based framework, and a governance program relating to the use of AI systems generally. Certain of the AI systems utilized by our (re)insurers will fall within the scope of the EU AI Act.
In August 2025, EIOPA issued an Opinion on Artificial Intelligence Governance and Risk management. The opinion provides guidance on the interpretation of insurance-focused legislation in the context of AI systems which may not have existed when the legislation entered into force. It sets out expectations, which are risk-based and proportionate in approach, relating to insurers’ governance and risk-management systems in the context of AI and seeks to ensure consistency among national supervisory authorities in their approach to supervision of AI. EIOPA plans to develop a more detailed analysis of specific AI systems and emerging challenges and provide further guidance where appropriate. Arch continues to monitor the impact of this development on its operations.
Sustainability Considerations. A comprehensive package of measures to facilitate the progression towards sustainable economic activities was approved in principle by the European Commission in 2021. In 2021, two delegated regulations (the “EC Regulations”) amending sectoral legislation, including the Solvency II Directive and the IDD, were published. The EC Regulations focus on the integration of sustainability into key activities including product oversight and governance, risk management and suitability assessment procedures. The EC Regulations apply from 2022.
The Corporate Sustainability Reporting Directive (“CSRD”), which replaces the Non-Financial Reporting Directive (“NFRD”), was published in the Official Journal of the EU in 2022 and entered into effect in 2023. CSRD was transposed under Irish law pursuant to the EU (Corporate Sustainability Reporting) Regulations 2024, which came into effect in July 2024. Amending legislation was published in October 2024 to clarify certain provisions in the 2024 Regulations. In July 2025, further implementing legislation was introduced to transpose the “Stop-the-Clock” Directive and to further clarify certain provisions introduced by the 2024 Regulations. The CSRD expands the scope of sustainability reporting obligations to any European listed company or any company (including (re)insurers) meeting certain criteria. Certain of our European entities and non-European entities will fall within the scope of certain reporting obligations under the CSRD. See also, “Simplification of EU sustainability framework,” below.
An additional environmental sustainability framework, the EU Taxonomy, came into force in 2020, with in-scope companies required to comply with certain reporting obligations from January 1, 2022. The EU Taxonomy (which is a classification standard for reporting) sets out six environmental objectives with which companies' economic activities must comply if they are to be described as environmentally sustainable. These six environmental objectives are: (1) climate change mitigation, (2) climate change adaptation, (3) sustainable use and protection of

ARCH CAPITAL	34	2025 FORM 10-K

water and marine resources, (4) transition to a circular economy, (5) pollution prevention and control and (6) the protection and restoration of biodiversity and ecosystems. In addition, reporting obligations apply to in-scope companies regarding (1) the financial products they provide and (2) the environmental sustainability of an in-scope company's activities, which is to be disclosed in non-financial statements that are required under the CSRD. See also, “Simplification of EU sustainability framework,” below.
In 2022, the European Commission adopted a proposal for the Corporate Sustainability Due Diligence Directive (“CSDDD”). The CSDDD entered into force in July 2024 and its obligations will come into effect on a phased basis depending on an in-scope entity’s turnover threshold, employee count and jurisdiction of incorporation. The main focus of the CSDDD is for in-scope entities to conduct due diligence on human rights and environmental impacts within such in-scope entities, their subsidiaries and across its value chain. Initially, the CSDDD will only apply in respect of financial service providers’ (including (re)insurers) upstream business partners. This means that currently (re)insurers do not need to consider any downstream business partners when complying with their obligations under CSDDD. However, the CSDDD provides scope for this to change upon future review by the European Commission, and financial service providers could be required in the future to comply with CSDDD in respect of both upstream and downstream business partners. See also, “Simplification of EU sustainability framework,” below.
Simplification of EU sustainability framework. In 2025, the European Commission proposed major changes to CSRD, CSDDD and the EU Taxonomy as part of its ‘Omnibus I’ simplification package. These included simplification of the EU Taxonomy (with changes effective from January 1, 2026), CSRD and CSDDD. Among other things, CSRD reporting was delayed by two years for certain in-scope entities and CSDDD reporting was delayed by one year via a ‘Stop the Clock’ directive (effective April 2025), which was transposed into Irish law in July 2025. The EU institutions are at an advanced stage of agreeing substantive amendments to CSRD and CSDDD, which are expected to be formalized in early 2026. We continue to monitor the European Commission’s proposals to simplify sustainability reporting requirements and their impact on CSRD and CSDDD obligations of our European and non-European operations.
In tandem with all of the above, EIOPA continues to engage with stakeholders in the (re)insurance sector and publish detailed guidelines, recommendations and expectations relating to sustainability matters and how these should be managed and considered by the (re)insurance sector.
Russian Sanctions. Since 2022, the EU has imposed significant sanctions on the Russian Federation in response to its invasion of Ukraine. These sanctions are similar to those imposed by the U.K. and U.S. Given the evolving situation, we are closely monitoring developments and the sanctions imposed, to ensure our European entities remain in compliance with any sanctions measures imposed.
Inflation. The EU has adopted a range of measures to combat unprecedented levels of inflation, with EIOPA issuing a supervisory statement outlining its expectations of (re)insurers on inflation-related issues in 2022. We are monitoring ongoing developments and considering the impact of EU and EIOPA guidance on inflation on its business.
Third Country Governance Arrangements. In 2023, EIOPA published a supervisory statement on the use by EU authorized (re)insurers of governance arrangements (such as branches) in third countries to perform functions or activities in respect of EU policyholders and risks. See also “Ireland – Third Country Governance Arrangements.”
Switzerland
In 2008, Arch Re Europe opened Arch Re Europe Swiss Branch as a branch office. As Arch Re Europe is domiciled outside of Switzerland and its activities are limited to reinsurance, the Arch Re Europe Swiss Branch in Switzerland is not required to be licensed by the Swiss insurance regulatory authorities.
In 2014, Arch Underwriters Europe opened a branch office in Zurich (“Arch Underwriters Europe Swiss Branch”) to render reinsurance advisory services to certain group companies. Arch Underwriters Europe Swiss Branch is registered with the commercial register of the Canton of Zurich. Since its activities are limited to advisory services for reinsurance matters, the Arch Underwriters Europe Swiss Branch is not required to be licensed by the Swiss insurance regulatory authorities.
Australia
APRA is an independent statutory authority responsible for prudential supervision of institutions across banking, insurance and superannuation and promotes financial stability in Australia. Arch Indemnity has been authorized to conduct monoline lenders’ mortgage insurance business in Australia since 2002 and was acquired by Arch Capital in 2021. Arch LMI, which was formerly authorized by APRA in 2019 to conduct monoline lenders’ mortgage insurance business in Australia, relinquished its APRA authorization in 2022 and has been converted to a services company for our Australian lenders mortgage insurance operations. Major regulatory requirements that are applicable to Arch

ARCH CAPITAL	35	2025 FORM 10-K

Indemnity as a general insurance provider in Australia include requirements on minimum capital levels, remuneration practices, risk management, compliance with corporate governance standards, including requirements pursuant to the Financial Accountability Act passed in 2023 which took effect on March 15, 2025 for general insurers and additional operational risk management requirements on and from July 1, 2025 under APRA Prudential Standard CPS 230 Operational Risk Management.
In addition to its APRA authorization, Arch Indemnity has been licensed by the Australian Securities and Investments Commission (“ASIC”) since 2011 to engage in credit activities in Australia. Arch LMI has been licensed by ASIC since 2023 as a Financial Services Licensee in Australia.
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
In addition, there are other Australian legislation and regulations applicable to the financial services sector in which our group operates, such as:
•privacy legislation on the collection, use and storage of personal information and sensitive information of individuals and a mandatory data breach notification regime, which are overseen by the Office of the Australian Information Commissioner under the Privacy Act 1988 (Cth) (with a new statutory cause of action for serious invasions of privacy effective as of June 10, 2025, and new obligations related to automated decision making to come into effect on December 10, 2026);
•cyber security obligations imposed by APRA and ASIC as part of their respective licensing regimes for insurers (such as APRA Prudential Standard CPS 234 Information Security), and also on larger insurers in Australia under Australian security of critical infrastructure legislation;
•additional obligations under cyber security legislation passed in 2024, which came into force in part at the end of May 2025. These obligations apply to various entities operating in Australia (subject to specific eligibility thresholds to be confirmed) and will be implemented in two stages, with the second phase commencing on January 1, 2026. The requirements include mandatory reporting of cyber security incidents, which involve the payment of a ransom, to the Australian Government’s Department of Home Affairs and Australian Signals Directorate;
•modern slavery legislation which imposes a statutory reporting regime for larger companies operating in Australia (which is subject to an ongoing public consultation process on options to strengthen the Modern Slavery Act 2018 (Cth));
•anti-money laundering and counter-terrorism financing (“AML/CTF”) legislation, which is administered by the Australian Transaction Reports and Analysis Centre.
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
The Australian Government has been undertaking consultation on “Safe and Responsible AI” regulation in Australia since 2023. In September 2024, the Australian Government published a Voluntary AI Safety Standard which can be used on a voluntary basis by Australian businesses developing or implementing AI systems while the Australian Government continues to undertake consultation on proposed mandatory AI guardrails for high-risk applications that were to be defined following consultation.
At the time of the consultation, the proposed mandatory AI guardrails for high-risk applications were expected to replicate the 10 voluntary guardrails in the Voluntary AI Safety Standard, with the exception of the 10th voluntary guardrail which proposed to focus on conformity standards under the mandatory guardrails rather than stakeholder engagement as set out under the voluntary guardrails.
In December 2025, the Australian Government released the National AI Plan signaling a shift away from the proposed mandatory AI guardrails for high-risk applications which was subject to consultation in September 2024. Instead, the Australian Government’s National AI Plan seeks to use the existing, largely technology-neutral legal frameworks and regulators’ existing expertise rather than implementation of any standalone AI act.
The Australian Government is also establishing an AI Safety Institute (“AISI”) to monitor, test and share information on emerging AI capabilities, risks and harms. Its operations will commence in early 2026 and will include supporting existing regulators with independent advice to ensure AI companies are compliant with Australian law and uphold legal standards around fairness and transparency. Hence, AISI and the National AI Plan will reinforce existing technology-neutral legal frameworks such as the Privacy Act 1988 (Cth) and the Corporations Act 2001 (Cth).

ARCH CAPITAL	36	2025 FORM 10-K

Regulators such as APRA and ASIC, which already provide guidance on AI use in banking, insurance, and financial services (including operational risk and governance standards) will continue to identify and manage potential harms and report any legislative gaps to the AISI.
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
Gibraltar
General. The insurance industry is regulated by the Gibraltar Financial Services Commission (“GFSC”). We have two carriers, Alwyn Insurance Company Limited (“Alwyn Insurance”) and Southern Rock Insurance Company Limited (“SRICL”), which are authorized and regulated by the GFSC. SRICL is no longer authorized to enter into new contracts of insurance or renew existing contracts of insurance and is no longer writing business. At the end of 2025, SRICL completed a transfer of its remaining business to Alwyn Insurance and will proceed to wind up its business. Following the departure of the U.K. from the EU, Gibraltar is not part of the EU and remains a British Overseas Territory. Post-Brexit, Gibraltar’s licensed insurers are able to cover risks in the U.K. via the Financial Services (Gibraltar) (Amendment) (EU Exit) Regulations, and Alwyn Insurance currently writes business for U.K. policyholders. Gibraltar is a Solvency II equivalent jurisdiction, and its regulatory requirements are similar to those in the U.K. requiring compliance with minimum and solvency capital requirements and other relevant regulatory requirements.
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
Taxation of Arch Capital
OECD’s Pillar II. Under Pillar II, the OECD’s Inclusive Framework published the “Global Anti-Base Erosion,” or “GloBE” model rules in 2021, which apply to certain in scope entities and provide for a coordinated system of taxation that imposes a “top-up” tax to ensure that any in scope entity pays a minimum rate of 15% tax on its net taxable income in each country where it operates. The members of the EU have either already adopted domestic legislation implementing the minimum tax rules, pursuant to the EU’s minimum tax directive, unanimously agreed by the member states in 2022, or have exercised their option to postpone implementation on the basis of certain exceptions available to countries that have a small number of multinational groups to which the rules would apply. For many members of the EU, such rules are effective for periods beginning on or after December 31, 2023, with the “under-taxed profit rule” taking effect for periods beginning on or after January 1, 2025.
Legislatures in multiple countries outside of the EU (including the United Kingdom, Australia, Canada and Switzerland) have enacted, and are continuing to enact, legislation to implement the GloBE model rules.

ARCH CAPITAL	37	2025 FORM 10-K

A number of elements of Pillar II remain uncertain. The OECD continues to release guidance regarding Pillar II, only certain jurisdictions have currently enacted laws to give effect to Pillar II, jurisdictions may interpret such laws in different manners, and certain elements of such laws are currently subject to challenge pursuant to legal proceedings. Thus, the overall implementation of Pillar II is subject to change, possibly on a retroactive basis. Although certain jurisdictions in which we and our affiliates do business have enacted an “under-taxed profit rule”, the impact of such rule and the extent to which such rule will change or be eliminated based on current legal and political challenges is uncertain. The adoption of the tax laws described above (including, the “under-taxed profit rule”, which is now effective in several jurisdictions in which we and our affiliates do business) resulted in an increase to our 2025 effective tax rate and aggregate tax liability. See Item 1A, “Risk Factors — Risks Relating to Taxation” for additional information.
Bermuda. Prior to January 1, 2025 and in accordance with the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, Arch Capital was not subject to tax on income or profits, withholding tax, capital transfer tax, estate duty or inheritance tax. In response to the OECD Pillar II initiative, in 2023, the Government of Bermuda enacted the Bermuda CIT Act, which is effective for tax years beginning on or after January 1, 2025. Arch Capital is subject to tax on income under the Bermuda CIT Act, which tax is charged at a rate of 15% of the Company’s net taxable income as determined in accordance with and subject to the adjustments set out in the Bermuda CIT Act (including in respect of any foreign tax credits applicable to us) for tax years starting on January 1, 2025. The Bermuda CIT Act does not impose any withholding tax, capital transfer tax, estate duty or inheritance tax, so there will continue to be no such taxes payable by us or by our shareholders in respect of our shares following January 1, 2025. See Item 1A, “Risk Factors — Risks Relating to Taxation” for additional information. In addition to the Bermuda corporate income tax, we also currently pay our Bermuda annual government fee; and, our Bermuda insurance and reinsurance subsidiaries also pay their respective Bermuda annual government fees and annual insurance license fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax and other sundry taxes payable, directly or indirectly, to the Bermuda government.
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

ARCH CAPITAL	38	2025 FORM 10-K

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
Non-U.S. corporations not engaged in a trade or business in the U.S. are nonetheless subject to U.S. withholding tax on certain “fixed or determinable annual or periodic gains, profits and income” derived from sources within the U.S. as enumerated in Section 881(a) of the Code (such as dividends and certain interest on investments), subject to exemption under the Code or reduction by an applicable treaty.
The U.S. also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the U.S. The rates of tax, unless reduced by an applicable U.S. tax treaty, are 4% for non-life insurance premiums and 1% for life insurance and all reinsurance premiums.
On July 4, 2025, P.L. 119-21, commonly referred to as the One Big Beautiful Bill Act (the "OBBBA"), was enacted into law. Among other provisions, the OBBBA amended Section 59A of the Code relating to the base erosion and anti-abuse tax ("BEAT"). The BEAT operates as a minimum tax that applies when a taxpayer's regular U.S. federal income tax liability (as reduced by certain tax credits) is less than a specified percentage of its "modified taxable income," which is generally computed without deductions for certain payments to non-U.S. affiliates (including, in certain circumstances, intercompany reinsurance premiums). The OBBBA amended the BEAT percentage applicable to a taxpayer's modified taxable income such that the rate is now permanently 10.5%, removing the prior statutory increase to 12.5% that would otherwise have applied for taxable years beginning after December 31, 2025. The OBBBA amendments to Section 59A are effective for taxable years beginning after December 31, 2025. The Company does not believe these amendments will have a material impact on its U.S. operations, including the impact, if any, on its effective tax rate, cash taxes, and intercompany arrangements.
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
The rate of U.K. corporation tax for the 2025 financial year is 25%. Pillar II has been enacted and in force in the U.K. by way of a multinational top-up tax and a domestic top-up tax, together designed to ensure that any Pillar II taxes which can be levied on profits earned in the U.K. will be paid in the U.K. and not elsewhere. Due to the staggered UK implementation of OECD Pillar II guidance, a top up tax has been accrued on non-UK operations in 2025.
Canada. Arch Insurance Canada is taxed on its worldwide income. Arch Re U.S. is taxed on its net business income earned in Canada. The general federal corporate income tax rate in Canada is currently 15%. Provincial and territorial corporate income tax rates are added to the general federal corporate income tax rate and generally vary between 8% and 16%. Pillar II has largely been enacted in Canada and, due to the staggered Canadian implementation of OECD Pillar II guidance, a top up tax has been accrued on non-Canadian operations in 2025.
Ireland. Each of Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe is incorporated and resident in Ireland for corporation tax purposes and will be subject to Irish corporate tax on worldwide profits, including the profits of the branches of Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe. Any foreign branch corporate tax payable is creditable against Arch Re Europe’s Irish corporate tax liability on the results of Arch Re Europe’s branches with the same principle applied to Arch Insurance (EU)’s branches and Arch Underwriters Europe’s branches. The current rate of Irish corporation tax applicable to such trading profits is 12.5%. Pillar II has been enacted in Ireland, including the Irish Qualified Domestic Minimum Top-Up Tax (“QDMTT”), which is intended to ensure a minimum effective tax rate of 15% for in‑scope groups. As a result, our Irish subsidiaries may be subject to additional Irish tax liabilities under the QDMTT if their Pillar II effective tax rate falls below 15%.
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

ARCH CAPITAL	39	2025 FORM 10-K

Gibraltar. Our Gibraltar subsidiaries are companies that are incorporated and have their central management and control in Gibraltar and are therefore resident in Gibraltar for corporation tax purposes. As a result, they are subject to Gibraltar corporation tax on their respective profits at a rate of 15%. Pillar II has largely been enacted in Gibraltar but should not adversely impact taxes payable in Gibraltar.
Australia. Arch LMI and Arch Indemnity, Australian incorporated and tax resident companies, are subject to Australian corporate tax on their worldwide profits. The current rate of Australian corporation tax applicable to such profits is 30%. Pillar II has been enacted in Australia but should not adversely impact taxes payable in Australia.
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

ARCH CAPITAL	40	2025 FORM 10-K

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
A U.S. holder that is an individual, estate or a trust that does not fall into a special class of trusts that is exempt from such tax, will be subject to a 3.8% tax on the lesser of (1) the U.S. holder’s “net investment income” for the relevant taxable year and (2) the excess of the U.S. holder’s modified adjusted gross income for the taxable year over a certain threshold (which in the case of individuals will be between $125,000 and $250,000, depending on the individual’s filing status). A U.S. holder’s net investment income generally will include its dividend income and its net gains from the disposition of our common shares and preferred shares, unless such dividend income or net gains are derived in the ordinary course of the conduct of a trade or business (other than a trade or business that consists of certain passive or trading activities).
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

ARCH CAPITAL	41	2025 FORM 10-K

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
Taxation of Our U.S. Shareholders
Controlled Foreign Corporation Rules. We or any of our non-U.S. subsidiaries generally will be treated as a CFC with respect to any taxable year if at any time during such taxable year, one or more “10% U.S. Shareholders” (as defined below) collectively own more than 50% of us or such non-U.S. subsidiary (as applicable) by vote or value (taking into account shares actually owned by such U.S. holder as well as shares attributed to such U.S. holder under the Code or the Treasury Regulations thereunder). Moreover, with respect to insurance income (including reinsurance income), the “more than 50%” requirement described in the preceding sentence is replaced with a more expansive “more than 25%” requirement. A 10% U.S. Shareholder means any U.S. Person who was considered to own, actually or constructively, 10% or more of the total combined voting power or total combined value of our shares or those of our non-U.S. subsidiaries (as applicable). As a result of a change in law for taxable years beginning after December 31, 2017, the voting cut-back limitation contained in our bye-laws that limits the votes conferred by the Controlled Shares (as defined in our bye-laws) of any U.S. Person to 9.9% of the total voting power of all our shares entitled to vote will not prevent any U.S. holder from being treated as a 10% U.S. Shareholder. Section 958(b)(4) of the Code was repealed under the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts Act”), however, the OBBBA restored the limitation on downward attribution of stock ownership under Section 958(b)(4) of the Code. The restoration is generally effective for taxable years of foreign corporations beginning after December 31, 2025.
Thus, for the last taxable year beginning before January 1, 2018, and through taxable years beginning on or before December 31, 2025, Section 958(b)(4) was not in effect as a result of the Tax Cuts Act. For those periods, our U.S. subsidiaries were treated as constructively owning stock of our non-U.S. subsidiaries under the constructive ownership rules, and accordingly our non-U.S. subsidiaries were treated as CFCs for U.S. federal income tax purposes.
For taxable years of our non-U.S. subsidiaries that begin after December 31, 2025, as a result of the restoration of Section 958(b)(4), our non-U.S. subsidiaries are no longer treated as constructively owned by our U.S. subsidiaries, and accordingly, whether any such non-U.S. subsidiary is treated as a CFC under the Code will depend on whether such subsidiary otherwise meets the requirements to be treated as a CFC (including ownership by 10% U.S. Shareholders applying relevant attribution and constructive ownership rules). The OBBBA also enacted new Section 951B, which may, in certain circumstances, cause U.S. persons to be subject to CFC-type income inclusion and/or reporting rules with respect to certain foreign corporations even if such

ARCH CAPITAL	42	2025 FORM 10-K

corporations are not otherwise treated as CFCs after the restoration of Section 958(b)(4). U.S. holders should consult their own tax advisors regarding the application of these rules to their particular circumstances.
Status as a CFC would not cause us or any of our non-U.S. subsidiaries to be subject to U.S. federal income tax. Such status also would have no adverse U.S. federal income tax consequences for any U.S. holder that is not a 10% U.S. Shareholder with respect to us or any such non-U.S. subsidiary (as applicable). If we or any of our non-U.S. subsidiaries are or were a CFC with respect to any taxable year, a U.S. holder that is considered a 10% U.S. Shareholder (including, after December 31, 2025, a U.S. holder that is considered a 10% U.S. Shareholder on any day during a taxable year of the CFC) would be subject to current U.S. federal income taxation (at ordinary income tax rates) to the extent of all or a portion of the undistributed earnings and profits of Arch Capital and our subsidiaries attributable to “subpart F income” (including certain insurance premium income and investment income) or global intangible low-taxed income and may be taxable at ordinary income tax rates on any gain recognized on a sale or other disposition (including by way of repurchase or liquidation) of our common shares or preferred shares to the extent of the current and accumulated earnings and profits attributable to such common shares or preferred shares.
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
Section 953(c)(7) of the Code generally provides that Section 1248 of the Code (which generally would require a U.S. holder to treat certain gains attributable to the sale, exchange or disposition of common shares or preferred shares as a dividend) will apply to the sale or exchange by a U.S. shareholder of shares in a foreign corporation that is characterized as a CFC under the RPII rules if the foreign corporation would be taxed as an insurance company if it were a U.S. corporation, regardless of whether the U.S. shareholder is a 10% U.S. Shareholder or whether the corporation qualifies for the RPII 20% gross income exception. Although existing Treasury Regulations do not address the question, proposed Treasury Regulations issued in 1991 create some ambiguity as to whether Section 1248 and the requirement to file Form 5471 would apply when the non-U.S. corporation has a foreign insurance subsidiary that is a CFC for RPII purposes and that would be taxed as an insurance company if it were a domestic corporation. We believe that Section 1248 and the requirement to file Form 5471 will not apply to a less than 10% U.S. Shareholder because Arch Capital is not directly engaged in the insurance business. There can be no assurance, however, that the IRS will interpret the proposed Treasury Regulations in this manner or that the Treasury will not take the position that Section 1248 and the requirement to file Form 5471 will apply to dispositions of our common shares or our preferred shares.

ARCH CAPITAL	43	2025 FORM 10-K

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
For taxable years beginning on or before December 31, 2017, the determination of whether the active insurance company exception applies to an insurance company was made on a case-by-case basis and the analysis was inherently subjective. Under the Tax Cuts Act, for taxable years beginning after December 31, 2017, the active insurance company exception applies only if (i) the company would be taxed as an insurance company were it a U.S. corporation and (ii) either (A) loss and loss adjustment expense and certain reserves constitute more than 25% of the company’s gross assets for the relevant year or (B) loss and loss adjustment expenses and certain reserves constitute more than 10% of the company’s gross assets for the relevant year and, based on the applicable facts and circumstances, the company is predominantly engaged in an insurance business and the failure of the company to satisfy the preceding 25% test is due solely to run-off related or other specified circumstances involving the insurance business. The PFIC statutory provisions contain a look-through rule that states that, for purposes of determining whether a foreign corporation is a PFIC, such foreign corporation shall be treated as if it “received directly its proportionate share of the income” and as if it “held its proportionate share of the assets” of any other corporation in which it owns at least 25% of the stock. We believe that we were not a PFIC for any taxable year ended on or before December 31, 2025, and we currently are not expecting to become a PFIC for any subsequent taxable year. However, due to the complexity and uncertainty of the PFIC rules and the limited guidance interpreting them, there can be no assurance that we have not been a PFIC to date or that we will not become a PFIC at some time in the future. In addition, our U.S. counsel expresses no opinion with respect to our PFIC status for our current or future taxable years.
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

ARCH CAPITAL	44	2025 FORM 10-K

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
Other Tax Laws. Shareholders should consult their own tax advisors with respect to the applicability to them of the tax laws of other jurisdictions.

ARCH CAPITAL	45	2025 FORM 10-K

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
Risks Relating to Our Industry, Business and Operations
•We operate in a highly competitive environment, and we may not be able to compete successfully in our industry.
•The insurance and reinsurance industry is highly cyclical, and we may at times experience periods characterized by excess underwriting capacity and unfavorable premium rates.
•The effects of inflation, trade and tariff disputes and other economic conditions impact the insurance and reinsurance industry in ways which may negatively impact our business, financial condition and results of operations.
•Claims for natural catastrophic events could cause large losses and substantial volatility in our results of operations and could have a material adverse effect on our financial position and results of operations.
•The impact of climate change will affect our loss limitation methods, such as the purchase of third party reinsurance and catastrophe risk modeling and risk selection in ways which may adversely impact our business, financial condition and results of operations.
•Our insurance, reinsurance and mortgage subsidiaries are subject to supervision and regulation. Changes to existing regulation and supervisory standards, or failure to comply with applicable requirements, could adversely affect our business and results of operations.
•We are subject to ongoing legal and policy actions around climate change which may result in additional requirements that could prompt us to shift our risk selection and business strategy in ways which may adversely impact our results of operations.
•Sanctions imposed by the U.S., U.K. and EU on Russia and Russia-related businesses have impacted certain sectors in which we write business.
•Certain U.S. policies and actions have created geopolitical risks which are not possible to manage or predict, some of which may result in uncertainty in the global markets.
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

ARCH CAPITAL	46	2025 FORM 10-K

•Our information technology systems and our pace of adoption of new technologies, including AI, may not be adequate to meet the demands of our customers or impact negatively our ability to compete with our peers.
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
•The implementation of the Basel III Capital Accord and FHFA’s Enterprise Regulatory Capital Framework may adversely affect the use of mortgage insurance and SRT and CRT opportunities.
Risks Relating to Our Company
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
Risks Relating to Taxation
•We are subject to increased taxation in Bermuda as a result of the Bermuda CIT Act, effective January 1, 2025 and may become subject to increased taxation in other countries as a result of the implementation of the OECD's plan on “Base Erosion and Profit Shifting.”

ARCH CAPITAL	47	2025 FORM 10-K

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
Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions, inflation, changes in equity, debt and other investment markets, changes in legislation, case law and prevailing concepts of liability and other factors. Demand for reinsurance is influenced significantly by the underwriting results of primary insurers and prevailing general economic conditions. The supply of insurance and reinsurance is related to prevailing prices and levels of surplus capacity that, in turn, may fluctuate in response to changes in rates of return being realized in the insurance and reinsurance industry on both underwriting and investment sides. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels and changes in terms and conditions. The supply of insurance and reinsurance is increasing, either as a result of capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers. Continued increases in the supply of insurance and reinsurance may have consequences for us, including fewer contracts written, lower New Insurance Written (“NIW”), lower premium rates, increased expenses for customer acquisition and retention, and less favorable policy terms and conditions.
The effects of inflation, trade and tariff disputes and other economic conditions impact the insurance and reinsurance industry in ways which may negatively impact our business, financial condition and results of operations.
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
While our business has not been directly impacted by the existing and proposed Trump administration tariffs on imported goods, there may be a ripple effect on how these impact certain industries where we provide insurance or reinsurance. It is too early to determine the long-term effect, if any, of the Trump administration tariff policy, but sustained escalation of tariffs and trade disputes may result in a global economic slowdown which impacts us and our clients.

ARCH CAPITAL	48	2025 FORM 10-K

Claims for natural catastrophic events could cause large losses and substantial volatility in our results of operations and could have a material adverse effect on our financial position and results of operations.
We have large aggregate exposures to natural catastrophic events. Natural catastrophes can be caused by various events, including hurricanes, floods, wildfires, tsunamis, windstorms, earthquakes, hailstorms, tornadoes, severe winter weather, fires, droughts and other natural disasters. The frequency and severity of natural catastrophe activity has also been greater in recent years due to climate change caused in part by human actions and other related factors. Catastrophes can cause losses in non-property business such as workers’ compensation or general liability. In addition to the nature of the property business, we believe that economic and geographic trends affecting insured property, including inflation, property value appreciation and geographic concentration tend to generally increase the size of losses from catastrophic events over time. Actual losses from future catastrophic events have varied materially from estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the potential inaccuracies and inadequacies in the data provided by clients, brokers and ceding companies, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues. In estimating our losses from catastrophic events our considerations can include factors such as overall market losses, additional claims information from our clients, multiple model views and proprietary scenario testing. All of the catastrophe modeling tools that we use or rely on to evaluate our catastrophe exposures are therefore based on significant assumptions and judgments and are subject to error and misestimation. As a result, our estimated exposures could be materially different than our actual results.
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

ARCH CAPITAL	49	2025 FORM 10-K

continuation and worsening of recent trends could have an adverse effect on our results of operations and financial condition.
Our insurance, reinsurance and mortgage subsidiaries are subject to supervision and regulation. Changes to existing regulation and supervisory standards, or failure to comply with applicable requirements, could adversely affect our business and results of operation.
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
We may not be able to comply fully with, or obtain appropriate exemptions from, these statutes and regulations, which could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines and other sanctions. Local and regulatory authorities also may seek to exercise their supervisory or enforcement authority in new or more extensive ways, such as imposing increased capital requirements or limiting or impeding the oversight that we are able to exercise over our subsidiaries. Additionally, it is possible that requirements or guidance under one jurisdiction may be contradictory or divergent from requirements or guidance in other jurisdictions where we operate. Examples include disclosure requirements relating to climate change and sustainability. Regulatory fragmentation could affect the competitive market, how we are regulated and the way we conduct our business and manage our capital and could result in lower revenues and higher costs. As a result, such actions could have a material effect on our results of operations and financial condition.
We are subject to ongoing legal and policy actions around climate change which may result in additional requirements which could prompt us to shift our risk selection and business strategy in ways which may adversely impact our results of operations.
Governments, regulators, legislators and influential non-governmental organizations (“NGOs”) continue to develop laws, regulations and other requirements related to climate change. Regulatory and shareholder scrutiny of potential “greenwashing” also continues. We are subject to these evolving and often unpredictable requirements and policy debates, which are difficult to forecast or quantify and may adversely affect our business. Legislative or regulatory actions, as well as court decisions following major catastrophes, could require broader insurance coverage or otherwise negatively impact our operations. In addition, climate‑related regulatory changes or our own strategic responses to climate risks could increase our operating costs or reduce premiums in certain business lines.
We are subject to CSRD and other EU and U.K. climate‑related disclosure regulations, which require more extensive reporting than current U.S. rules. Proposed changes by the European Commission may further affect our obligations. We cannot predict how these or other evolving sustainability requirements across our jurisdictions will impact our operations, customers or shareholders.
Our efforts to address these risks rely on loss‑mitigation measures, risk modeling, operating results and engagement with customers and shareholders. We continue to monitor industry and geographic developments, and our Board regularly considers these exposures. Although we may take strategic actions in response to legal and policy changes, there is no assurance these actions will fully address the risks or avoid material adverse effects on our results, financial condition or share price.

ARCH CAPITAL	50	2025 FORM 10-K

Sanctions imposed by the U.S., U.K. and EU on Russia and Russia-related businesses have impacted certain sectors in which we write business.
The ongoing Russia-Ukraine hostilities have created disruptions in certain sectors of the global economy. It is impossible to predict whether Russia will expand hostilities to other countries in Europe or elsewhere. The prolonged war has impacted the global energy sector and resulted in general increase in risks worldwide. Additionally, certain lines of business we write have been impacted by sanctions, such as the marine and energy lines of business, although the extent of the impact will depend on the outcome of the war in Ukraine and the nature of future sanctions packages. It is possible that the U.S. approach to Russian sanctions may diverge from that of the U.K. and EU in the future, which may cause uncertainty in certain lines of business such as marine and energy.
Certain U.S. policies and actions have created geopolitical risks which are not possible to manage or predict, some of which may result in uncertainty in the global markets.
Recent U.S. policies and actions, such as actions relating to Venezuela and Greenland, may jeopardize certain global alliances and create geopolitical uncertainty. While the long-term impact of these policies is currently unknown, these policies and other geopolitical tensions have resulted in, or could result in, volatile global capital markets, sanctions, trade restrictions and harm countries’ relationships.
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
Shareholders, investors and regulators have historically focused on climate and sustainability matters, leading to evolving and sometimes conflicting expectations and standards. Our leadership and Board assess these issues and evaluate where incorporating sustainability practices is appropriate for our business. Changes to governmental, investor and societal priorities could adversely impact our reputation, share price and results of operation or result in litigation.
We could face unanticipated losses from increased geopolitical tensions, hostilities, war, terrorism, cyber attacks, and general political instability, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.
We have substantial exposure to unexpected, large losses resulting from man-made catastrophic events, such as acts of war, regional hostilities, acts of terrorism, political instability, social unrest, cyber attacks and pandemics similar to the COVID-19 pandemic. These risks are inherently unpredictable. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. In certain instances, we specifically insure and reinsure risks resulting from acts of terrorism. We may also insure against risk related to cybersecurity and cyber attacks. In addition, our exposure to cyber attacks includes exposure to ‘silent cyber’ risks, meaning risks and potential losses associated with policies where cyber risk is not specifically included nor excluded in the policies. Even in cases where we attempt to exclude losses from terrorism, cybersecurity and certain other similar risks from some coverages written by us, we may not be successful in doing so. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will not limit enforceability of policy language or otherwise issue a ruling adverse to us. Accordingly, while we believe our reinsurance programs, together with the coverage provided under the Terrorism Risk Insurance Act of 2002, as amended (“TRIA”) are sufficient to reasonably limit our net losses relating to potential future terrorist attacks, we can offer no assurance that our available capital will be adequate to cover losses when they materialize. To the extent that an act of terrorism is certified by the Secretary of the Treasury and aggregate industry insured losses resulting from the act of terrorism exceeds the prescribed program trigger, our U.S. insurance operations may be covered under TRIA for up to 80% subject to (i) a mandatory deductible of 20% of our prior year’s direct earned premium for covered property and liability

ARCH CAPITAL	51	2025 FORM 10-K

coverages, and (ii) an industry aggregate retention of $53.4 billion. The program trigger for calendar year 2025 and any program year thereafter through 2027 is $200 million. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. It is not possible to completely eliminate our exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.
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
As of December 31, 2025, our consolidated reserves for unpaid losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, were approximately $24.5 billion. Such reserves were established in accordance with applicable insurance laws and GAAP. Loss reserves are inherently subject to uncertainty. In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that for certain lines of business relatively limited historical information has been reported to us through December 31, 2025.
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

ARCH CAPITAL	52	2025 FORM 10-K

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
We manage risk using reinsurance, retrocessional coverage and capital markets transactions. Our insurance subsidiaries typically cede a portion of their premiums through pro rata, excess of loss and facultative reinsurance agreements. Our reinsurance subsidiaries purchase a limited amount of retrocessional coverage as part of their aggregate risk management program. In addition, our reinsurance subsidiaries participate in “common account” retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as our reinsurance subsidiaries, and the ceding company. Economic conditions, including but not limited to unemployment, inflation, declining home prices or the impact of climate change could also have a material impact on our ability to manage our risk aggregations through reinsurance or capital markets transactions. The availability and cost of excess of loss reinsurance sold into the capital markets is subject to investor appetite and market conditions when compared to the terms and yield opportunities of other similar investment opportunities. As a result of these factors, we may not be able to successfully mitigate risk through reinsurance and retrocessional arrangements.
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

ARCH CAPITAL	53	2025 FORM 10-K

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
Our information technology systems and our pace of adoption of new technologies, including AI, may not be adequate to meet the demands of our customers or impact negatively our ability to compete with our peers.
We are dependent on our information technology systems to conduct our business and drive strategic decisions based on data analytics. Our information technology systems also support areas of our business, such as mortgage servicing or underwriting pricing portals where we connect with third party information technology systems. Accordingly, we are highly dependent on the effective operation, availability and integrity of these systems. While we believe that the systems are adequate to service our business, there can be no assurance that they will operate in all manners in which we intend, possess all of the functionality required by customers currently or in the future or continuously operate without significant disruption.
Our customers and regulators require that our information technology systems perform as intended, whether they are hosted by us, managed by a third party on our behalf or rely on seamless electronic integrations with customer systems. Regulators and customers regularly request information about our cybersecurity program and disaster recovery plans. We must continually invest significant resources in maintaining, monitoring and enhancing our information technology systems’ capabilities to meet customer needs and business strategy. Our business, financial condition and operating results may be adversely affected if we do not adequately maintain our information technology systems, both internal and third party, and continuously test and upgrade them. We continuously evaluate the adequacy of our information technology systems in order to ensure that we are utilizing the most appropriate technologies and innovating or adopting new technologies to support our underwriting business.

ARCH CAPITAL	54	2025 FORM 10-K

With new technologies and AI tools emerging at a rapid pace, there is no assurance that we will be able to evaluate and integrate new technologies or update our existing systems to keep pace with our competitors and customer needs. While we believe AI presents significant opportunities to support our strategic goals, we may not be successful in implementing AI technologies. It is possible that any AI we use does not perform as anticipated, suffers from “hallucinations” or that its outputs may not be as expected or may result in unlawful discrimination, which may put us at a competitive disadvantage, result in reputational damage and regulatory fines and actions.
Additionally, the regulatory landscape surrounding traditional AI and generative AI is evolving, and the expanded use of these technologies may become subject to regulatory scrutiny under new or existing laws. Moreover, the intellectual property and ownership rights associated with both forms of artificial intelligence have not been fully addressed by courts in the U.S. or in other jurisdictions that we operate in. We established the Artificial Intelligence Governance and Oversight Committee (“AIGOC”) to evaluate and approve new AI use cases and issue and oversee our Company’s Artificial Intelligence Policy. While we believe the AIGOC and our larger AI governance framework is responsive to new risks and regulations, failure to comply with the applicable AI-related regulations could result in fines, penalties, litigation, or restrictions on our business operations. These outcomes may have a materially adverse effect on our business or financial condition.
Technology failures caused by intentional and unintentional human and non-human actions may cause material disruption in the availability of the information technology systems we use in our business.
We rely on information technology systems to securely process, transmit, store and protect the confidential and electronic information, financial data and proprietary models that are critical to our business. Furthermore, a significant portion of the communications between our employees and our business partners and service providers depends on information technology and electronic information exchange. Like all companies, our information technology systems and the systems of third parties that we do business with are vulnerable to data breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, natural disasters, power outages, theft, terrorist attacks, computer viruses, hackers, employee or vendor error or misconduct, malicious actors, errors in usage or deepfake or social engineering or schemes, phishing attacks, other external hazards and general technology failures.
We rely on certain third party technology service providers and other service providers, notably major cloud providers, Software-as-a-Service (or “SaaS”) solutions, and on-premise software, including proprietary and open source solutions. We also outsource certain business processes to third parties and may continue do so in the future. This practice exposes us to increased risks if those third party systems, including AI technologies that may be in use, are not maintained and monitored in accordance with contractual terms, regulations or due to human error. There is no assurance that we will not be materially adversely affected by such incidents impacting our critical and important functions. See Item 1C, “Cybersecurity” for additional information.
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
The sophistication of cybersecurity threats, AI-powered cyber attacks such as deep fakes and brute force attacks, continues to increase. We and/or our SaaS or other third party providers are exposed to these risks and other cybersecurity risks which may arise in the future.
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

ARCH CAPITAL	55	2025 FORM 10-K

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
Similar to our competitors, a ratings downgrade or the potential for such a downgrade, or failure to obtain a necessary rating, could adversely affect our relationships with agents, brokers, wholesalers, intermediaries, clients and other distributors of our existing and new products and services. Some of our assumed reinsurance agreements include provisions that a ratings downgrade or other specified triggering event with respect to our reinsurance operations, such as a reduction in surplus by specified amounts during specified periods, provide our ceding company clients certain rights, including, the right to terminate the subject reinsurance agreement and/or to require us to post additional collateral. Any ratings downgrade or failure to obtain a necessary rating could adversely affect our ability to compete in our markets, could cause our premiums and earnings to decrease and could have a material adverse impact on our financial condition and results of operations. In some cases, a downgrade in ratings of certain of our operating subsidiaries may constitute an event of default under our credit facilities.
We can offer no assurances that our ratings will remain at their current levels. Changes in the criteria used by rating agencies may impact our capital position, our capital requirements and the treatment of certain items on our balance sheet. It is possible that rating agencies may modify their evaluation criteria, heighten the level of scrutiny they apply when analyzing companies in our industry, adjust upward the capital and other requirements employed in their models and/or discontinue recognition of credit and debt instruments or other structures deployed for maintenance of certain rating levels. We may need to raise additional funds through equity or debt financings or other investments. Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. Equity financings could be dilutive to our existing shareholders and could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our outstanding securities. If we are not able to obtain adequate capital through such financings or through our investment strategy, our business, results of operations and financial condition could be adversely affected. See “Capital Resources” in Item 7 for further details.
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
We operate within an ERM framework designed to identify, assess and monitor our risks. We consider underwriting, reserving, investment, credit, group and operational risk in our ERM framework. Losses, reputational damage, regulatory fines, supervisory criticism, contractual disputes and litigation are among the adverse impacts which can arise if we fail to operate an effective ERM framework. Our operational risks include the ongoing obligation to comply with applicable laws, regulations, regulatory expectations, and legal standards across all jurisdictions where Arch conducts business. Additionally, operational risk and losses can result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements across all jurisdictions where Arch conducts

ARCH CAPITAL	56	2025 FORM 10-K

business, information technology or information security failures and failure to train employees appropriately or adequately. We continuously enhance our operating procedures and internal controls to effectively support our business and our regulatory and reporting requirements. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake or circumvention of controls. There can be no assurance that our control system will succeed in achieving its stated goals under all potential future conditions. Any ineffectiveness in our controls or procedures could have a material adverse effect on our business. For further information on our ERM framework, see “Enterprise Risk Management” in Item 1.
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
We must comply with all applicable economic sanctions and anti-bribery laws and regulations of the U.S. and other foreign jurisdictions where we operate. U.S. laws and regulations applicable to us and others who provide insurance and reinsurance include the economic trade sanctions laws and regulations administered by the Treasury’s Office of Foreign Assets Control as well as certain laws administered by the U.S. Department of State. New sanctions regimes may be initiated, or existing sanctions expanded or lifted, at any time, which can immediately impact our business activities. Since the Russian invasion of Ukraine in 2022, there have been several sanctions packages imposed by the U.S., U.K. and EU which impact our business. The sanctions are complex, numerous and nuanced, requiring close review and assessment as they pertain to our business. We are also subject to the U.S. Foreign Corrupt Practices Act and other anti-bribery laws such as the U.K. Bribery Act that generally bar corrupt payments or unreasonable gifts to foreign governments or officials. Although we have policies and controls in place designed to ensure compliance with these laws and regulations, it is possible that an employee or intermediary could fail to comply with applicable laws and regulations. In addition, we may interpret a complex sanction in a way which may differ from a regulator. In these cases, we could be exposed to fines, criminal penalties and other sanctions. Such violations could limit our ability to conduct business and/or damage our reputation, resulting in a material adverse effect on our financial condition and results of operations.
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

ARCH CAPITAL	57	2025 FORM 10-K

Disruption to the financial markets and weak economic conditions resulting from situations such as supply/demand imbalances, inflation and political unrest may adversely and materially impact our investments, financial condition and results of operation.
Disruption in the financial markets and the downturn in global economic activity resulting from geopolitical conflict or economic decisions/trade wars, elevated financing rates, property market declines or other macro-and micro-economic conditions could adversely affect the valuation of securities in our investment portfolio. Credit deterioration spread widening and/or equity market volatility could result in temporary or permanent impairment. Elevated levels of inflation could drive higher U.S. and global interest rates, negatively impacting asset prices, particularly in fixed income and undermine financial flexibility of operating businesses. In addition, a lack of pricing transparency, decreased market liquidity, the strengthening or weakening of foreign currencies against the U.S. Dollar, individually or in tandem, could have a material adverse effect on our results through realized losses, impairments and changes in unrealized positions in our investment portfolio. Furthermore, issuers of the investments we hold under the equity method of accounting report their financial information to us one month to three months following the end of the reporting period. Accordingly, the adverse impact of any disruptions in global financial markets on equity method income from these investments would likely not be reflected in our current quarter results and would instead be reported in the subsequent quarter.
Our operating results depend in part on the performance of our investment portfolio. A significant portion of cash and invested assets held by Arch consists of fixed maturities (70.8% as of December 31, 2025). Although our current investment guidelines and approach emphasize preservation of capital, market liquidity and diversification of risk, our investments are subject to market-wide risks and valuation fluctuations. In addition, we are subject to risks inherent in particular securities or types of securities, as well as sector concentrations. We may not be able to realize our investment objectives, which could have a material adverse effect on our financial results. In the event that we are unsuccessful in calibrating the liquidity of our investment portfolio with our expected insurance and reinsurance liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on our financial results and ability to conduct our business.
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

ARCH CAPITAL	58	2025 FORM 10-K

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
The mix of business in our insured loan portfolio may affect losses. The presence of multiple higher-risk characteristics in a loan materially increases the likelihood of a claim unless there are other characteristics to mitigate the risk. Changes in underwriting standards, loan terms or credit evaluation methodologies (including those driven by the GSEs, regulators or market competition) could result in a higher‑ risk mortgage insurance portfolio and increase the frequency and severity of claims, which could have a material adverse effect on our business, results of operation and financial condition. The geographic mix of our insured loan portfolio could also increase losses and harm our financial performance.
Mortgage insurance premiums are set at the time coverage is procured, based in part on the expected duration of the coverage. We cannot cancel mortgage insurance coverage or adjust renewal premiums during the life of the policy. Thus, higher than anticipated claims generally cannot be offset by premium increases on policies in force or mitigated by our non-renewal or cancellation of insurance coverage. Further, in the U.S., to the extent that the insured cancels coverage as a result of prior home price appreciation, the duration of coverage will be shorter, and we will receive less premium. The premiums charged, and the associated investment income, may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to customers. Intense competition within the private mortgage insurance industry and the potential for new entrants could result in lower premiums and/or negatively impact our level of NIW. A decrease in the amount of premium received or an increase in the number or size of claims, compared to what we anticipate, could adversely affect our results of operations and financial condition.
The frequency and severity of claims we incur is uncertain and will depend largely on general economic factors outside of our control, including, among others, changes in unemployment and home prices affordability. Inflated home prices followed by a decline in home values could significantly decrease a borrower’s equity in their home, which would limit their ability to sell the property without incurring a loss and could increase the frequency and severity of claims. Changes to credit scoring models, data inputs or evaluation frameworks could result in borrowers being assessed as lower risk than their actual performance ultimately reflect, increasing uncertainty in default and claim performance due to model changes.
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
The size of the U.S. and Australian mortgage insurance market depends in large part upon the volume of low down payment home mortgage originations. Increases to mortgage interest rates have materially increased financing costs, and as a result have decreased the number of qualified borrowers and the volume of low down payment mortgage originations. Other factors affecting the volume of low down payment mortgage originations include, among others: restrictions on mortgage credit due to stringent underwriting standards and liquidity issues affecting lenders; changes in affordability due to increased mortgage interest rates and home prices, and other economic conditions in the U.S., Australian and regional economies; population trends, including the rate of household formation and immigration; supply constraints and increased building costs; and U.S. and Australian government housing policy, including policies encouraging loans to first time home buyers.
The private mortgage insurers’ principal government competitor in the U.S. is the Federal Housing Administration (“FHA”). In 2023, the FHA reduced its annual mortgage insurance premium rates by 30bps from .85% to .55% for most single family mortgages. This change, and any future changes to the FHA program may, cause a decline in the volume of low down payment home mortgages purchased by the GSEs and negatively impact the amount of mortgage insurance we write in the U.S.

ARCH CAPITAL	59	2025 FORM 10-K

The FHFA as conservator of the GSEs continues to evaluate loan level price adjustments (“LLPAs”) and guarantees fees assessed by the GSEs when purchasing loans. Future pricing changes, which may include increasing LLPAs and guarantee fees, limiting the purchase of certain categories of loans, or restricting loan limits could cause a decline in the volume of low down payment home mortgage purchases by the GSEs and could negatively impact U.S. new insurance written and mortgage insurance revenues.
To reduce pressure on housing affordability in Australia, the Australian Government introduced the First Home Guarantee Scheme (“HGS”) in 2020, designed to support eligible first home buyers by allowing them to purchase a home with a deposit of as little as 5%. Under HGS, Housing Australia, the Australian Government’s independent national housing agency, provides a free guarantee to the lender of up to 15% of the value of the property for first home buyers, negating the requirement to pay for mortgage insurance. Since inception through 2025, the HGS was substantially expanded, negatively impacting the amount of mortgage insurance we write in Australia, and we cannot predict whether this will continue in the future.
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
On January 2, 2025, the U.S. Department of Treasury (the “Treasury Department”) and FHFA announced an agreement to amend the preferred stock purchase agreements between the Treasury Department and the GSEs, originally entered into in 2008, in order to, among other things, codify the requirement that Treasury consent before the conservatorships can be terminated, memorialize that ending the conservatorship should be based on consideration of the financial condition of the GSEs and the potential impact on the housing market, and outline an agreed upon process for eventual public input. If any GSE reform, including privatization, is pursued, whether through legislation or administrative action, it could impact the current role of private mortgage insurance as credit enhancement, including its reduction or elimination. Passage and timing of any comprehensive GSE reform or incremental change (legislative or administrative) is uncertain, making the actual impact on the mortgage insurance industry difficult to predict. Furthermore, the FHFA and/or the GSEs could choose to reduce the amount of CRT protection purchased on their loan portfolios, which could reduce the CRT investment opportunities available for reinsurers. Future legislative or administrative action or changes to business practices related to the use or requirement for credit enhancement could have a material adverse impact on the Company.
The PMIERs apply to AMIC and UGRIC, which are eligible mortgage insurers. The PMIERs impose limitations on the type of risk insured, the forms and insurance policies issued, standards for geographic and customer diversification of risk, acceptable underwriting practices, quality assurance, loss mitigation, claims handling, reinsurance cessions and financial requirements, among other things. The financial requirements require a mortgage insurer’s available assets to meet or exceed “minimum required assets” as of each quarter end. In August 2024, the GSEs updated PMIERs to incorporate new deductions to the definition of available assets for investment risk. This update became effective March 31, 2025, but the impact will be phased in through September 30, 2026. Arch MI U.S.’s minimum required assets under the PMIERs will be determined, in part, by the particular risk profiles of the loans it insures. If, absent other changes, Arch MI U.S.’s mix of business changes to include more loans with higher loan-to-value ratios or lower credit scores, it will have a higher minimum required asset amount under the PMIERs and, accordingly, be required to hold more capital in order to maintain GSE eligibility. Our eligible mortgage insurers each satisfied the PMIERs’ financial requirements as of December 31, 2025. While we intend to continue to comply with these requirements, there can be no assurance that the GSEs will not change the PMIERs or that AMIC or UGRIC will continue as eligible mortgage insurers. If either or both of the GSEs were to cease to consider AMIC or UGRIC as eligible mortgage insurers and, therefore, cease accepting our mortgage insurance products, our results of operations and financial condition would be adversely affected.
The implementation of the Basel III Capital Accord and FHFA’s Enterprise Regulatory Capital Framework may adversely affect the use of mortgage insurance and SRT and CRT opportunities.
In 2017, the Basel Committee on Banking Supervision published final revisions to the Basel Capital Accord which is informally denominated in the U.S., as “Basel III Endgame.” The Basel Committee expects the new rules to be fully implemented by January 2027.

ARCH CAPITAL	60	2025 FORM 10-K

In 2023, the Federal banking agencies released a proposed rule to implement the Basel III Endgame in the United States, which would apply to banks with assets greater than $100 billion. The proposal would increase the capital charges for mortgages held in portfolio and eliminate the capital relief currently afforded mortgage loans protected by private mortgage insurance, which could adversely affect the volume of mortgages originated by banks subject to the rule and the demand for mortgage insurance. With the change in the Presidential administration in 2025, and based on feedback received in response to the proposed rule, the Federal banking agencies have indicated an intent to repropose the Basel III Rules. In September 2025, Federal Reserve Vice Chair for Supervision, Michelle Bowman, stated that the U.S. bank regulators are working toward unveiling a revised Basel III Endgame by early 2026. She indicated that the revised proposal would be more “industry friendly” than prior versions, though the timing, requirements, and implementation of the reproposed rule remain uncertain.
While some countries outside of the EU have begun implementing the Basel III Endgame, both the U.K. and the EU have announced that the start of implementation will be delayed until January 1, 2027. In addition, the U.K. is considering applying different rules for smaller banks, and the EU is consulting on proposals to amend the EU Securitization Regulation (“SECR”) and Capital Requirements Regulation (“CRR”), which implement the Basel III Endgame. The proposed SECR and CRR amendments improve the capital relief EU banks receive from insurance-based SRT transactions in which the Company participates. The timing, requirements, and implementation of the final rules remain uncertain and subject to continued debate, which could negatively impact the capital relief afforded by the protection we provide and the volume of insurance-based SRT transactions in the EU.
In 2020, the FHFA published a new Enterprise Regulatory Capital Framework (“ERCF”) for Fannie Mae and Freddie Mac that significantly increased minimum capital requirements for the GSEs. The rule requires each GSE to maintain both higher minimum capital ratios and capital “buffers” to avoid restrictions on capital distributions and discretionary bonus payments. Changes were made to the ERCF in 2022 to incentivize CRT transactions, and in 2023 to address capital requirements for derivatives; market risk; multifamily loans; and exposures of an Enterprise to the other Enterprise.
The ERCF includes higher risk-capital charges for residential mortgages and continues to take into account the benefits of private mortgage insurance, provided the mortgage insurer is compliant with the PMIERs. The higher risk-capital charges for residential mortgages under the ERCF could be incorporated into future PMIERs amendments, thereby requiring mortgage insurers to hold higher capital levels in order to be recognized as an eligible insurer for the GSEs. This could have a negative impact on our return on equity.
Future changes to the ERCF, or the guarantee fees charged to acquire loans, could adversely impact credit for credit risk transfer, the capital relief afforded private mortgage insurance or the volume of loans purchased by the Enterprises and the demand for mortgage insurance.
Risks Relating to Our Company and Our Shares
Some of the provisions of our bye-laws and our shareholders agreement may have the effect of hindering, delaying or preventing third party takeovers or changes in management initiated by shareholders. These provisions may also prevent our shareholders from receiving premium prices for their shares in an unsolicited takeover.
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

ARCH CAPITAL	61	2025 FORM 10-K

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
•whether the ratings on any series of our preferred shares provided by any ratings agency have changed;
•the market for similar securities; and
•economic, financial, geopolitical, social, regulatory or judicial events that affect us and/or the insurance or financial markets generally.

ARCH CAPITAL	62	2025 FORM 10-K

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
Risks Relating to Taxation
We are subject to increased taxation in Bermuda as a result of the Bermuda CIT Act, effective January 1, 2025 and may become subject to increased taxation in other countries as a result of the implementation of the OECD's plan on “Base Erosion and Profit Shifting.”
The OECD, with the support of the G20, initiated the “Base Erosion and Profit Shifting” (“BEPS”) project in 2013 in response to concerns that changes are needed to international tax laws to address situations where multinationals may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions where the activities creating those profits may take place. In 2015, “final reports” were approved for adoption by the G20 finance ministers. The final reports provide the basis for international standards for corporate taxation that are designed to prevent, among other things, the artificial shifting of income to tax havens and low-tax jurisdictions, the erosion of the tax base through interest deductions on intercompany debt and the artificial avoidance of permanent establishments (i.e., tax nexus with a jurisdiction).
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
In 2019, the OECD published a “Programme of Work,” divided into two pillars, which is designed to address the tax challenges created by an increasing digitalized economy. Pillar I addresses the broader challenge of a digitalized

ARCH CAPITAL	63	2025 FORM 10-K

economy and focuses on the allocation of group profits among taxing jurisdictions based on a market-based concept rather than historical “permanent establishment” concepts. In 2020, the OECD released a statement excluding most financial services activities, including insurance activities, from the scope of the profit reallocation mechanism in Pillar I (referred to under Pillar I as “Amount A”). The OECD statement cited the presence of commercial (rather than consumer) customers as grounds for the carve-out, but also acknowledged that a “compelling case” could be made that the consumer-facing business lines of insurance companies should be excluded from the scope of Pillar I given the impact of regulations and licensing requirements that typically ensure that residual profits are largely realized in local customer markets. However, profits from “unregulated elements of the financial services sector” remain in scope but only where revenue exceeds €20 billion. The revenue threshold is expected to be reduced to €10 billion following future review of the operation of Amount A. The review of when to reduce the revenue threshold begins beginning seven years after the effective date of Amount A.
Pillar II addresses the remaining BEPS risk of profit shifting to certain in-scope entities in low tax jurisdictions by introducing a global minimum tax (15%). In calculating whether the effective tax rate of an in-scope entity meets the minimum tax rate, certain deferred income tax assets and liabilities (“Deferred Tax Items”) reflected or disclosed in the financial accounts of an in-scope entity are taken into account. In 2021, 136 jurisdictions agreed on a two-pillar solution to address the tax challenges arising from the digitalization of the economy. In 2021, the OECD released Model Rules for implementation of Pillar II followed by the release of detailed commentary in 2022, with the latest update to the commentary in May 2025. The OECD has released additional administrative guidance on the global minimum tax in February, July and December of 2023, June of 2024, January of 2025 and January of 2026 (the Side-by-Side package). The 2025 guidance introduced a new interpretation (with retroactive effect) for determining the treatment of Deferred Tax Items, which may affect the effective tax rate calculations of an in-scope entity following a grace period including a potential write-off of a portion of the net deferred tax asset related to the economic transition adjustment established upon the enactment of the Bermuda CIT Act in 2023.
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
The Bermuda CIT Act was enacted in December 2023 and is effective for tax years beginning on or after January 1, 2025. The Bermuda Government announced in its Second Public Consultation that any new Bermuda corporate income tax regime would supersede existing Tax Assurance Certificates held by entities within the scope of the new Bermuda corporate income tax (such as those issued to us, referred to above under “—Taxation of Arch Capital. Bermuda.”). Thus, with effect from January 1, 2025, Arch Capital is subject to tax on income or profits under the Bermuda CIT Act.
It is expected that the Bermuda CIT Act generally will prevent or mitigate the risk of other adopting countries from collecting “top-up” taxes from Bermuda companies to reach the 15% minimum rate, although the continued evolution of the implementation of Pillar II may in some cases mean that the Bermuda CIT Act does not avoid a “top-up” tax in all scenarios. In addition, the Tax Credits Act 2025 (the “Credits Act”) was enacted in Bermuda on December 11, 2025, and is effective for tax years beginning on or after January 1, 2025. The tax credits under the Credits Act are intended to qualify as qualified refundable tax credits for purposes of the Pillar II rules. Arch Capital currently expects to receive a material tax benefit as a result of such tax credits, but the extent of such tax benefit may be impacted by any further revisions to the implementation of Pillar II.
The adoption of the tax laws described above (in particular, the adoption of an “under-taxed profit rule” by certain countries in which we and our affiliates do business and the enactment of a corporate income tax regime in Bermuda) are expected to result in an increase to our effective tax rate and aggregate tax liability, which may adversely affect our financial position and results of operations, and is expected to increase the complexity and cost of our worldwide tax compliance. Such tax laws may not be enacted or the form of such tax laws could change on a prospective or retroactive basis. The impact of any such changes is unknown, but such changes could have an adverse effect on our effective tax rate and aggregate tax liability and could increase the complexity and costs associated with our tax compliance worldwide.

ARCH CAPITAL	64	2025 FORM 10-K

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
As a foundation of our approach to cybersecurity risk, we have implemented processes at several levels across our enterprise to help assess, identify and manage cybersecurity risks and incidents. Our privacy and information security policies and standards cover topics such as information sharing, privacy, data handling and data management as well as more detailed information technology (“IT”) processes encompassing incident response, access control, artificial intelligence, disaster recovery and testing, among other areas. These policies and standards are regularly reviewed and updated at least annually based on the risk and regulatory environment in which we operate. We closely monitor privacy and cybersecurity, AI and operational resilience laws, regulations and guidance applicable to us. See Item 1, “Business—Regulation—Cybersecurity and Privacy” for additional details.
We use many third parties for IT functions and our vendor management group performs information security risk assessments on our third party service providers with respect to their ability to protect data from unauthorized access, and on a risk weighted basis, we perform re-assessments routinely. The Company also requires these third party service providers to adhere to privacy and cybersecurity measures and has a third party service provider monitoring program in place that reviews changes to the security posture of certain higher risk third party service providers.
Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, employee or vendor error or misconduct, and other external hazards could expose our information systems and those of our vendors to security breaches, cybersecurity incidents or other disruptions, any of which could materially and adversely affect our ability to conduct our business. We annually undergo an external penetration testing by a third party cybersecurity firm. These tests and our tabletop exercises enable us to incorporate recommendations and learnings in our program. While we and third parties with which we do business have experienced cybersecurity incidents, to date, the Company does not believe that any previous cybersecurity incidents have materially affected the Company.
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

ARCH CAPITAL	65	2025 FORM 10-K

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
Our cybersecurity and IT executives include our CIO, who has 35 years of experience in Information Technology, including 22 years in the financial services space. His responsibilities as the CIO include all areas of Information Technology and information security oversight. Our CISO, has 20 years of experience in information security. The CISO holds certifications from leading security associations. The information security personnel reporting to the CISO hold various leading security certifications. The CISO, reporting to the CIO, oversees the implementation and compliance of our information security standards and mitigation of related risks. We also have three management level committees and a team that supports our processes to assess and manage cybersecurity risk.
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
•The Artificial Intelligence Governance and Oversight Committee (“AIGOC”), which includes senior executives from IT, legal, compliance, risk and analytics, focuses on the governance of AI through the Company Artificial Intelligence Policy, annual training and vetting new AI technologies. New AI use cases presented to the AIGOC for approval include a review of cybersecurity controls, among other considerations such as regulatory and business factors.
The P&S Committee, ORC, CIMT, AIGOC and IT Committee are comprised of executives with reporting lines to the CIO and/or the COO.
At the employee level, we maintain an experienced IT security team tasked with ongoing reviews of our technology systems, implementation of our privacy and cybersecurity program and support for the CIO and CISO in carrying out their reporting, security and mitigation functions. We also hold employee training on privacy and cybersecurity, records and information management, conduct regular phishing tests and generally seek to promote awareness of cybersecurity risk through communication and education to all our employees.

ARCH CAPITAL	66	2025 FORM 10-K

ITEM 2. PROPERTIES

We lease office space in Bermuda where our principal offices are located. Our insurance group leases space for offices in the U.S., Canada, Bermuda, U.K., Europe and Australia. Our reinsurance group leases space for offices in the U.S., Bermuda, U.K., Europe, Canada and Dubai. Our mortgage group leases space for offices in the U.S., Bermuda and Australia. We believe that the above described office space is adequate for our needs. However, as we continue to develop our business, we may open additional office locations in 2026.

ITEM 3. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of December 31, 2025, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ARCH CAPITAL	67	2025 FORM 10-K

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HOLDERS
As of February 6, 2026, and based on information provided to us by our transfer agent and proxy solicitor, there were 976 holders of record of our common shares (Nasdaq: ACGL) and approximately 646,333 beneficial holders of our common shares.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our purchases of common shares for the 2025 fourth quarter:

	Issuer Purchases of Common Shares
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs ($000’s) (2)
10/1/2025-10/31/2025	3,532,228	$89.07	3,532,228	$1,590,313
11/1/2025-11/30/2025	3,479,250	$89.13	3,469,676	$1,281,163
12/1/2025-12/31/2025	1,858,791	$93.71	1,858,788	$1,107,004
Total	8,870,269	$90.07	8,860,692
(1)    This column represents (in whole shares) open market share repurchases, including an aggregate of nil shares, 9,574 shares and 3 shares repurchased by Arch Capital during October, November and December, respectively, other than through publicly announced plans or programs. We repurchased these shares from employees in order to facilitate the payment of withholding taxes on restricted and performance shares granted and the exercise of stock appreciation rights, in each case at their fair value as determined by reference to the closing price of our common shares on the day the restricted and performance shares vested or the stock appreciation rights were exercised.
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

ARCH CAPITAL	68	2025 FORM 10-K

PERFORMANCE GRAPH
The following graph compares the cumulative total shareholder return on our common shares for each of the last five years through December 31, 2025 to the cumulative total return, assuming reinvestment of dividends, of (1) S&P 500 Composite Stock Index (“S&P 500 Index”) and (2) the S&P 500 Property & Casualty Insurance Index. The share price performance presented below is not necessarily indicative of future results.
CUMULATIVE TOTAL SHAREHOLDER RETURN (1)(2)(3)

		Base Period
	Company Name/Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
●	Arch Capital Group Ltd.	$100.00	$123.23	$174.05	$205.91	$269.25	$279.66
■	S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
▲	S&P 500 Property & Casualty Insurance Index	$100.00	$119.28	$141.79	$157.12	$212.86	$234.32
(1)    Stock price appreciation plus dividends.
(2)    The above graph assumes that the value of the investment was $100 on December 31, 2020.
(3)    This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6. [RESERVED]

ARCH CAPITAL	69	2025 FORM 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations for the year ended December 31, 2025 and 2024. Comparisons between 2024 and 2023 have been omitted from this Form 10-K, but may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K year ended December 31, 2024 filed with the SEC. This discussion and analysis contains forward-looking statements which involve inherent risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. These statements are based on our current assessment of risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements and, therefore, undue reliance should not be placed on them. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed in this report, including the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors.”
This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto presented under Item 8. All amounts are in millions, except per share amounts, unless otherwise noted.

ARCH CAPITAL	70	2025 FORM 10-K

OVERVIEW

Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “we” or “us”) is a publicly listed Bermuda exempted company with approximately $26.9 billion in capital at December 31, 2025 and is part of the S&P 500 index. Through operations in Bermuda, the United States, United Kingdom, Europe, Canada and Australia, we write specialty lines of property and casualty insurance and reinsurance, as well as mortgage insurance and reinsurance, on a worldwide basis. It is our belief that our underwriting platform, experienced management team and strong capital base enable us to establish a strong presence in the markets where we operate.
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
CURRENT OUTLOOK

We reported very good results for 2025, with an annualized net income return on average common equity and operating return on average common equity of 20.1% and 17.1%, respectively. See “Comment on Non-GAAP Financial Measures.” Meaningful contributions from all three segments along with solid investment returns resulted in book value growth for 2025 of 22.6%. Our strong balance sheet and capital-generating capabilities permit us to both invest in our business and return capital to investors. During 2025, we repurchased $1.9 billion of Arch common shares.
As we head into 2026 with measured optimism and increased competition across our property and casualty businesses, our commitment to deliver long-term value for our shareholders remains unchanged. Critical to our cycle management is emphasizing risk selection, as we continue to leverage our diversified specialty platform and the expertise of our underwriting teams. We invest and use data and analytics to sharpen insights, enhance risk selection and deliver a differentiated customer experience while fostering a culture that attracts the best-in-class talent. We closed 2025 with a balance sheet in excellent health, giving us optionality as we remain prudent stewards of the capital entrusted to us by our shareholders.
Our insurance segment reported $375 million of underwriting income in 2025, with net premium written nearly $7.8 billion, an increase of 13.4% from 2024. Growth in net premiums written primarily resulted from the U.S MidCorp and Entertainment insurance businesses acquired from Allianz on August 1, 2024 (“MCE Acquisition”). The acquired business further expands our insurance platform, providing more opportunities to capitalize on attractive margins. Across the insurance platform, our underwriters continue to pursue growth in areas where risk-adjusted returns exceed or meet our long-term objectives. In North America, the casualty rate environment is largely keeping pace with loss cost trends, while pricing in our international business units is tracking slightly below loss trends. In North America, we continue to grow in specialty casualty lines, including alternative markets, construction and E&S casualty. Within each geography, consistent with our cycle management approach, we adjust our business mix in response to changing market conditions and pricing dynamics.

ARCH CAPITAL	71	2025 FORM 10-K

Our reinsurance segment contributed $1.6 billion of underwriting income in 2025. At the January 1, 2026 renewals, property catastrophe and more generally short-tail excess of loss renewals were highly competitive with rates down 10% to 20%. Despite these headwinds, our underwriting teams leveraged the strength of our platform and trading relationships to source new opportunities that mitigate the impact of the rate pressure in the market. We are growing selectively and focusing on areas where margins are attractive. We continue to like our prospects in most lines of business and, with improving conditions in casualty lines, our agility and ability to create opportunities is an advantage for us in this market. Our diversified reinsurance platform, supported by strong partnerships with brokers and cedants across multiple lines and geographies, further enhance our ability to navigate a competitive environment.
Our mortgage segment continued to deliver a steady level of earnings, generating $1.0 billion of underwriting income in 2025, resulting in the fourth consecutive year exceeding the $1 billion threshold. While lower mortgage rates are beginning to support increased origination activity, the current market is still constrained due to affordability challenges. Underlying fundamentals remained strong and our U.S. market share was stable as industry pricing discipline held. Our team remains focused on underwriting discipline, expense management and enhancing our data and analytical platforms to further optimize the business. The persistency of our in-force U.S. primary mortgage insurance portfolio remained a healthy 81.8% and our delinquency rate remained low. We continue to expect the mortgage segment to serve as a steady diversifying contributor to our overall earnings and generate attractive underwriting income given the high credit quality of our in-force portfolio.
FINANCIAL MEASURES

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for Arch Capital’s common shareholders:
Book Value per Share
Book value per share represents total common shareholders’ equity available to Arch divided by the number of common shares and common share equivalents outstanding. Management uses growth in book value per share as a key measure of the value generated for our common shareholders each period and believes that book value per share is the key driver of Arch Capital’s share price over time. Book value per share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per share depending on the purchase price. Book value per share was $65.11 at December 31, 2025, a 22.6% increase from $53.11 at December 31, 2024. The growth in book value per share in 2025 primarily reflected strong underwriting and investment returns.
Operating Return on Average Common Equity
Operating return on average common equity (“Operating ROAE”) represents annualized after-tax operating income available to Arch common shareholders divided by average common shareholders’ equity available to Arch during the period. After-tax operating income available to Arch common shareholders, a “non-GAAP measure” as defined in the SEC rules, represents net income available to Arch common shareholders, excluding net realized gains or losses (which includes, but is not limited to, realized and unrealized changes in the fair value of equity securities and assets accounted for using the fair value option, realized and unrealized gains or losses on derivative instruments, changes in the allowance for credit losses on financial assets and gains or losses realized from the acquisition or disposition of subsidiaries), equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other, loss on redemption of preferred shares and income taxes. Management uses Operating ROAE as a key measure of the return generated to Arch common shareholders. See “Comment on Non-GAAP Financial Measures.”
Our annualized net income return on average common equity was 20.1% for 2025, compared to 22.8% for 2024. Our Operating ROAE was 17.1% for 2025, compared to 18.9% for 2024. Returns for the 2025 period reflected strong underwriting and investment returns.

ARCH CAPITAL	72	2025 FORM 10-K

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
The following table summarizes the pre-tax total return (before investment expenses) of investments held by Arch compared to the benchmark return (both based in U.S. Dollars) against which we measured our portfolio during the periods:

	Arch Portfolio	Benchmark Return

Year Ended December 31, 2025	8.52%	8.78%
Year Ended December 31, 2024	5.08%	5.22%
Total return for 2025 primarily reflected the effects of lower bond yields, a weaker U.S. dollar and equity market returns. The portfolio slightly underperformed their benchmark returns, primarily due to the impairment and sale of certain alternative investments accounted for using the equity method. The allocation of our portfolio remained neutral relative to our targeted benchmark. We continue to maintain a relatively short duration on our fixed income portfolio of 3.34 years at December 31, 2025.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality with a fixed income component matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. It is recalibrated annually. Although the estimated fixed income duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index during the year except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. At December 31, 2025, the fixed income portion of the benchmark had an average credit quality of “A1” by Moody’s and an estimated fixed income duration of 3.18 years.
The benchmark return index included weightings to the following indices:

%
ICE BofA 1-10 Year U.S. Corporate Index	26.70
Yield on 3-5 Year U.S. Treasury Index plus 6%	17.00
ICE BofA 1-10 Year U.S. Treasury Index	15.00
ICE BofA 0-3 Month U.S. Treasury Index	3.00
JPM CLOIE Investment Grade	6.00
ICE BofA 1-5 Year U.K. Gilt Index	5.25
ICE BofA U.S. High Yield Constrained Index	5.00
ICE BofA U.S. ABS & CMBS Index	4.70
S&P 500 Total Return Index	4.50
ICE BofA 3-5 Year US Agency CMO Excluding IO & PO Index	3.50
ICE BofA German Government 1-5 Year Index	3.25
ICE BofA German Government 5-7 Year Index	0.60
ICE BofA 1-5 Year Canada Government Index	2.60
ICE BofA 15+ Year Canada Government Index	0.30
ICE BofA 1-5 Year Australia Government Index	1.90
ICE BofA 5-10 Year Australia Government Index	0.45
ICE BofA 1-5 Year Japan Government Index	0.25
Total	100%
COMMENT ON NON-GAAP FINANCIAL MEASURES

Throughout this filing, we present our operations in the way we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use our financial information in evaluating the performance of our company. This presentation includes the use of after-tax operating income available to Arch common shareholders, which is defined as net income available to Arch common shareholders, excluding net realized gains or losses (which includes, but is not limited to, realized and unrealized changes in the fair value of equity securities and assets accounted for using the fair value option, realized and unrealized gains or losses on derivative instruments, changes in the allowance for credit losses on financial assets and gains or losses realized from the acquisition or disposition of subsidiaries), equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other, net of income taxes, and the use of annualized operating return on average common equity. The presentation of after-tax operating income available to Arch common shareholders and annualized operating return on average common equity are non-GAAP financial measures as defined in Regulation G. The reconciliation of such measures to net income available to Arch common shareholders and annualized net income return on average common equity (the most directly comparable GAAP financial measures) in accordance with Regulation G is included under “Results of Operations” below.

ARCH CAPITAL	73	2025 FORM 10-K

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
Our presentation of segment information includes the use of a current year loss ratio which excludes favorable or adverse development in prior year loss reserves. This ratio is a non-GAAP financial measure as defined in Regulation G. The reconciliation of such measure to the loss ratio (the most directly comparable GAAP financial measure) in accordance with Regulation G is shown on the individual segment pages. Management utilizes the current year loss ratio in its analysis of the underwriting performance of each of our underwriting segments. Effective in the 2025 period, the ‘Other operating expense ratio’ includes ‘Other underwriting income.’
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

ARCH CAPITAL	74	2025 FORM 10-K

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

	Year Ended December 31,
	2025	2024
Net income available to Arch common shareholders	$4,359	$4,272
Net realized (gains) losses (1)	(464)	(197)
Equity in net (income) loss of investments accounted for using the equity method	(504)	(580)
Net foreign exchange (gains) losses	128	(75)
Transaction costs and other	75	81
Income tax expense (benefit) (2)	106	41
After-tax operating income available to Arch common shareholders	$3,700	$3,542

Beginning common shareholders’ equity	$19,990	$17,523
Ending common shareholders’ equity	23,376	19,990
Average common shareholders’ equity	$21,683	$18,757

Annualized net income return on average common equity %	20.1	22.8
Annualized operating return on average common equity %	17.1	18.9
(1) Net realized gains or losses include, but is not limited to, realized and unrealized changes in the fair value of equity securities and assets accounted for using the fair value option, realized and unrealized gains and losses on derivative instruments, changes in the allowance for credit losses on financial assets and gains or losses realized from the acquisition or disposition of subsidiaries.
(2) Income tax on net realized gains or losses, equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses and transaction costs and other reflects the relative mix reported by jurisdiction and the varying tax rates in each jurisdiction.
Segment Information
We classify our businesses into three underwriting segments: insurance, reinsurance and mortgage. Our insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to our chief operating decision-makers, the Chief Executive Officer of Arch Capital and the Chief Financial Officer and Treasurer of Arch Capital. The chief operating decision- makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for our three underwriting segments based on underwriting income or loss. We do not manage our assets by underwriting segment, with the exception of goodwill and intangible assets and accordingly investment income is not allocated to each underwriting segment.
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
Insurance Segment
The following tables set forth our insurance segment’s underwriting results:

	Year Ended December 31,
	2025	2024	% Change
Gross premiums written	$10,435	$9,053	15.3
Premiums ceded	(2,637)	(2,179)
Net premiums written	7,798	6,874	13.4
Change in unearned premiums	(27)	(247)
Net premiums earned	7,771	6,627	17.3
Other underwriting income (1)	36	—
Losses and loss adjustment expenses	(4,764)	(4,070)
Acquisition expenses	(1,496)	(1,217)
Other operating expenses	(1,172)	(995)
Underwriting income	$375	$345	8.7

Underwriting Ratios			% Point Change
Loss ratio	61.3%	61.4%	(0.1)
Acquisition expense ratio	19.3%	18.4%	0.9
Other operating expense ratio (2)	14.6%	15.0%	(0.4)
Combined ratio	95.2%	94.8%	0.4
(1) ‘Other underwriting income’ includes revenue earned from underwriting related activities covered under existing service contracts.
(2) The ‘Other operating expense ratio’ for the 2025 period includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.

ARCH CAPITAL	75	2025 FORM 10-K

The insurance segment consists of our insurance underwriting units which offer specialty product lines on a worldwide basis, as described in note 4, “Segment Information,” to our consolidated financial statements in Item 8.
Net Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Year Ended December 31,
	2025		2024
	Amount	%	Amount	%
North America
Property and short-tail specialty	$1,329	17.0	$1,220	17.7
Other liability - occurrence	1,302	16.7	1,002	14.6
Other liability - claims made	793	10.2	858	12.5
Commercial multi-peril	781	10.0	461	6.7
Commercial automobile	602	7.7	485	7.1
Workers compensation	576	7.4	555	8.1
Other	341	4.4	288	4.2
Total North America	5,724	73.4	4,869	70.8

International
Property and short-tail specialty	$1,102	14.1	$1,082	15.7
Casualty and other	972	12.5	923	13.4
Total International	2,074	26.6	2,005	29.2
Total	$7,798	100.0	$6,874	100.0
Net premiums written by the insurance segment were 13.4% higher in 2025 than in 2024. Growth in net premiums written primarily reflected the impact of the MCE Acquisition.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Year Ended December 31,
	2025		2024
	Amount	%	Amount	%
North America
Property and short-tail specialty	$1,373	17.7	$1,165	17.6
Other liability - occurrence	1,321	17.0	942	14.2
Other liability - claims made	786	10.1	843	12.7
Commercial multi-peril	792	10.2	435	6.6
Commercial automobile	581	7.5	459	6.9
Workers compensation	591	7.6	549	8.3
Other	291	3.7	309	4.7
Total North America	5,735	73.8	4,702	71.0

International
Property and short-tail specialty	$1,099	14.1	$1,061	16.0
Casualty and other	937	12.1	864	13.0
Total International	2,036	26.2	1,925	29.0
Total	$7,771	100.0	$6,627	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned by the insurance segment were 17.3% higher in 2025 than in 2024, reflecting changes in net premiums written over the previous five quarters.
Other Underwriting Income (Loss).
Other underwriting income, which includes revenue earned from underwriting-related activities covered under existing service contracts, was $36 million in 2025, compared to nil in 2024.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Year Ended December 31,
	2025	2024
Current year	61.9%	61.9%
Prior period reserve development	(0.6)%	(0.5)%
Loss ratio	61.3%	61.4%
Current Year Loss Ratio.
The insurance segment’s current year loss ratio in 2025 was consistent with 2024. The 2025 loss ratio included 4.4 points of current year catastrophic event activity, compared to 4.6 points in 2024. The current year loss ratio for the 2025 period also reflected the impact of the MCE Acquisition and changes in mix of business.

ARCH CAPITAL	76	2025 FORM 10-K

Prior Period Reserve Development.
The insurance segment’s net favorable development was $43 million, or 0.6 points, for 2025, compared to $37 million, or 0.5 points, for 2024. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements in Item 8 for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
The insurance segment’s underwriting expense ratio was 33.9% in 2025, compared to 33.4% in 2024.
Reinsurance Segment
The following tables set forth our reinsurance segment’s underwriting results:

	Year Ended December 31,
	2025	2024	% Change
Gross premiums written	$11,149	$11,112	0.3
Premiums ceded	(3,531)	(3,366)
Net premiums written	7,618	7,746	(1.7)
Change in unearned premiums	504	(504)
Net premiums earned	8,122	7,242	12.2
Other underwriting income (1)	159	9
Losses and loss adjustment expenses	(4,610)	(4,327)
Acquisition expenses	(1,644)	(1,432)
Other operating expenses	(469)	(270)
Underwriting income	$1,558	$1,222	27.5

Underwriting Ratios			% Point Change
Loss ratio	56.8%	59.7%	(2.9)
Acquisition expense ratio	20.2%	19.8%	0.4
Other operating expense ratio (2)	3.8%	3.7%	0.1
Combined ratio	80.8%	83.2%	(2.4)
(1) ‘Other underwriting income’ includes revenue earned from underwriting related activities covered under existing service contracts.
(2) The ‘Other operating expense ratio’ for the 2025 period includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.
The reinsurance segment consists of our reinsurance underwriting units which offer specialty product lines on a worldwide basis, as described in note 4, “Segment Information,” to our consolidated financial statements in Item 8.
Net Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Year Ended December 31,
	2025		2024
	Amount	%	Amount	%
Specialty	$2,543	33.4	$2,849	36.8
Property excluding property catastrophe	2,043	26.8	2,264	29.2
Casualty	1,507	19.8	1,222	15.8
Property catastrophe	1,073	14.1	958	12.4
Marine and aviation	301	4.0	300	3.9
Other	151	2.0	153	2.0
Total	$7,618	100.0	$7,746	100.0
Net premiums written by the reinsurance segment were 1.7% lower in 2025 than in 2024. The lower level of net premiums written primarily reflected non-renewals and share decreases in the specialty line of business offset, in part, by increases in casualty.
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Year Ended December 31,
	2025		2024
	Amount	%	Amount	%
Specialty	$2,906	35.8	$2,619	36.2
Property excluding property catastrophe	2,252	27.7	2,148	29.7
Casualty	1,432	17.6	1,088	15.0
Property catastrophe	1,065	13.1	959	13.2
Marine and aviation	317	3.9	276	3.8
Other	150	1.8	152	2.1
Total	$8,122	100.0	$7,242	100.0
Net premiums earned in 2025 were 12.2% higher than in 2024, reflecting changes in net premiums written over the previous five quarters, including the mix and type of business written.

ARCH CAPITAL	77	2025 FORM 10-K

Other Underwriting Income (Loss).
Other underwriting income, which includes revenue earned from underwriting-related activities covered under existing service contracts was $159 million in 2025, compared to $9 million in 2024.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Year Ended December 31,
	2025	2024
Current year	60.8%	62.3%
Prior period reserve development	(4.0)%	(2.6)%
Loss ratio	56.8%	59.7%
Current Year Loss Ratio.
The reinsurance segment’s current year loss ratio was 1.5 points lower in 2025 than in 2024. The 2025 loss ratio included 8.5 points for current year catastrophic event activity, primarily related to the California wildfires, compared to 11.8 points in 2024, primarily related to Hurricanes Milton, Helene and a series of other global events. The current year loss ratio for 2025 also reflected changes in mix of business.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $322 million, or 4.0 points, for 2025, compared to $188 million, or 2.6 points, for 2024, See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements in Item 8 for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
The underwriting expense ratio for the reinsurance segment was 24.0% in 2025, compared to 23.5% in 2024. The increase in the 2025 period primarily reflected lower profit and sliding scale commissions on ceded business.
Mortgage Segment
The following tables set forth our mortgage segment’s underwriting results.

	Year Ended December 31,
	2025	2024	% Change
Gross premiums written	$1,305	$1,351	(3.4)
Premiums ceded	(245)	(239)
Net premiums written	1,060	1,112	(4.7)
Change in unearned premiums	112	119
Net premiums earned	1,172	1,231	(4.8)
Other underwriting income (1)	22	17
Losses and loss adjustment expenses	4	55
Acquisition expenses	(13)	(2)
Other operating expenses	(185)	(207)
Underwriting income	$1,000	$1,094	(8.6)

Underwriting Ratios			% Point Change
Loss ratio	(0.4)%	(4.4)%	4.0
Acquisition expense ratio	1.1%	0.2%	0.9
Other operating expense ratio (2)	13.9%	16.8%	(2.9)
Combined ratio	14.6%	12.6%	2.0
(1) ‘Other underwriting income’ includes revenue earned from underwriting related activities covered under existing service contracts.
(2) The ‘Other operating expense ratio’ for the 2025 period includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.
Net Premiums Written.
The following table sets forth our mortgage segment’s net premiums written by underwriting unit:

	Year Ended December 31,
	2025	2024
U.S. primary mortgage insurance	$779	$820
U.S. credit risk transfer (CRT) and other	207	212
International mortgage insurance/reinsurance	74	80
Total	$1,060	$1,112
Net premiums written for 2025 were 4.7% lower than in 2024. The reduction in net premiums written in the 2025 period primarily reflected lower gross premiums written and expenses related to tender offers of certain Bellemeade Re mortgage insurance linked notes.
The persistency rate of the U.S. primary portfolio of mortgage loans was 81.8% at December 31, 2025 compared to 82.1% at December 31, 2024. The persistency rate represents the percentage of mortgage insurance in force at the beginning of a 12 month period that remains in force at the end of such period.

ARCH CAPITAL	78	2025 FORM 10-K

The following tables provide details on the new insurance written (“NIW”) generated by U.S. primary mortgage insurance operations. NIW represents the original principal balance of all loans that received coverage during the period.

	Year Ended December 31,
	2025		2024
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$48,705		$48,479

Credit quality:
>=740	$37,335	76.7	$34,023	70.2
680-739	10,142	20.8	12,805	26.4
620-679	1,214	2.5	1,644	3.4
<620	14	0.0	7	0.0
Total	$48,705	100.0	$48,479	100.0

Loan-to-value (LTV):
95.01% and above	$3,387	7.0	$3,564	7.4
90.01% to 95.00%	21,568	44.3	24,837	51.2
85.01% to 90.00%	16,525	33.9	14,735	30.4
85.01% and below	7,225	14.8	5,343	11.0
Total	$48,705	100.0	$48,479	100.0

Monthly vs. single:
Monthly	$46,196	94.8	$45,589	94.0
Single	2,509	5.2	2,890	6.0
Total	$48,705	100.0	$48,479	100.0

Purchase vs. refinance:
Purchase	$44,387	91.1	$46,952	96.9
Refinance	4,318	8.9	1,527	3.1
Total	$48,705	100.0	$48,479	100.0
(1)Represents the original principal balance of all loans that received coverage during the period.
Net Premiums Earned.
The following table sets forth our mortgage segment’s net premiums earned by underwriting unit:

	Year Ended December 31,
	2025	2024
U.S. primary mortgage insurance	$802	$845
U.S. credit risk transfer (CRT) and other	207	213
International mortgage insurance/reinsurance	163	173
Total	$1,172	$1,231
Net premiums earned for 2025 were 4.8% lower than in 2024, reflecting changes in net premiums written over the previous five quarters.
Other Underwriting Income.
Other underwriting income, which is primarily related to GSE risk-sharing transactions services, was $22 million for 2025, compared to $17 million for 2024.
Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Year Ended December 31,
	2025	2024
Current year	19.8%	18.6%
Prior period reserve development	(20.2)%	(23.0)%
Loss ratio	(0.4)%	(4.4)%
Unlike property and casualty business for which we estimate ultimate losses on premiums earned, losses on U.S. primary mortgage insurance business are only recorded at the time a borrower is delinquent on their mortgage, in accordance with primary mortgage insurance industry practice. Because our primary mortgage insurance reserving process does not take into account the impact of future losses from loans that are not delinquent, mortgage insurance loss reserves are not an estimate of ultimate losses. In addition to establishing loss reserves for delinquent loans, under GAAP, we are required to establish a premium deficiency reserve for our mortgage insurance products if the amount of expected future losses and maintenance costs exceeds expected future premiums, existing reserves and the anticipated investment income for such product. We assess the need for a premium deficiency reserve on a quarterly basis and perform a full analysis annually. No such reserve was established during 2025 or 2024.
Current Year Loss Ratio.
The mortgage segment’s current year loss ratio was 1.2 points higher in 2025 compared to 2024. The higher current year loss ratio in 2025 period reflected slightly higher new delinquencies and the impact of the Bellemeade Re tender offers noted above. The percentage of loans in default on U.S. primary mortgage insurance increased from 2.09% at December 31, 2024 to 2.17% at December 31, 2025.
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

ARCH CAPITAL	79	2025 FORM 10-K

Prior Period Reserve Development.
The mortgage segment’s net favorable development was $235 million, or 20.2 points, for 2025, compared to $282 million, or 23.0 points, for 2024. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements in Item 8 for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
The underwriting expense ratio for the mortgage segment was 15.0% for 2025, compared to 17.0% for 2024. The decrease in the 2025 period primarily reflects a lower headcount as a result of the 2024 voluntary separation program.
Corporate
The Company’s corporate results include net investment income, net realized gains or losses (which includes, but is not limited to, realized and unrealized changes in the fair value of equity securities and assets accounted for using the fair value option, realized and unrealized gains or losses on derivative instruments, changes in the allowance for credit losses on financial assets and gains or losses realized from the acquisition or disposition of subsidiaries), equity in net income or loss of investments accounted for using the equity method, other income or loss, corporate expenses, transaction costs and other, amortization of intangible assets, interest expense, net foreign exchange gains or losses, income taxes, income from operating affiliates and items related to our non-cumulative preferred shares.
Net Investment Income.
The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2025	2024
Fixed maturities	$1,465	$1,266
Short-term investments	102	144
Equity securities (dividends)	41	40
Other (1)	109	136
Gross investment income	1,717	1,586
Investment expenses (2)	(92)	(91)
Net investment income	$1,625	$1,495
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.
(2)    Investment expenses were approximately 0.23% of average invested assets for 2025, compared to 0.26% for 2024.

The pre-tax investment income yield was 4.11% for 2025, compared to 4.25% for 2024. The pre-tax investment income yields were calculated based on amortized cost. Net cash flow from operating activities contributed $6.2 billion in 2025, which increased our invested asset base and contributed to the growth in net investment income. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.
Net Realized Gains or Losses.
We recorded net realized gains of $464 million for 2025, compared to net realized gains of $197 million for 2024. Amounts in both periods reflected sales of investments as well as the impact of financial market movements on the Company’s equity securities and investments accounted for under the fair value option method. Amounts in the 2025 period also include losses related to the impairment and sale of certain alternative investments accounted for under the equity method. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains or losses as the portfolio is rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations.
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
Equity in Net Income (Loss) of Investments Accounted for Using the Equity Method.
We recorded $504 million of equity in net income related to investments accounted for using the equity method for 2025, compared to $580 million for 2024. Investments accounted for using the equity method totaled $6.5 billion at December 31, 2025, compared to $6.0 billion at December 31, 2024. See note 9, “Investment Information—Equity in Net Income (Loss) of Investments Accounted For Using the Equity Method,” to our consolidated financial statements in Item 8 for additional information.

ARCH CAPITAL	80	2025 FORM 10-K

Other Income or Losses
Other income for 2025 was $54 million, compared to $42 million for 2024. Amounts in both periods primarily reflect changes in the cash surrender value of our investment in corporate-owned life insurance.
Corporate Expenses.
Corporate expenses were $57 million for 2025, compared to $119 million for 2024. Such expenses primarily represent certain holding company costs necessary to support our worldwide operations and costs associated with operating as a publicly traded company. The 2025 period reflected Bermuda substance-based tax credits enacted in December 2025 with retroactive effect to January 1, 2025.
Transaction Costs and Other.
Transaction costs and other were $75 million for 2025, compared to $81 million for 2024. The amounts for both the 2025 and 2024 periods primarily reflect direct costs related to the MCE Acquisition and ongoing integration efforts.
Amortization of Intangible Assets.
Amortization of intangible assets for 2025 was $193 million, compared to $235 million for 2024. Amounts in both 2025 and 2024 primarily related to amortization of finite-lived intangible assets acquired as part of the MCE Acquisition.
Interest Expense.
Interest expense was $148 million for 2025, compared to $141 million for 2024. Interest expense primarily reflects amounts related to our outstanding senior notes.
Net Foreign Exchange Gains or Losses.
Net foreign exchange losses for 2025 were $128 million, compared to net foreign exchange gains for 2024 of $75 million. Amounts in such periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income before income taxes resulted in an expense of 14.7% for 2025, compared to an expense of 7.7% for 2024. Our effective tax rate fluctuates from year to year consistent with the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. The increase in the 2025 period is primarily attributed to the enactment of the Corporate Income Tax Act 2023 by the Government of Bermuda, which established a 15% corporate income tax effective January 1, 2025. See note 15, “Income Taxes,” to our consolidated financial statements in Item 8.
Income (Loss) from Operating Affiliates.
We recorded $180 million of net income from our operating affiliates in 2025, compared to $200 million in 2024. Amounts in both periods primarily reflected amounts related to our investments in Somers Group Holdings Ltd. and Coface SA. See note 9, “Investment Information—Investments in Operating Affiliates,” to our consolidated financial statements for additional information.
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

ARCH CAPITAL	81	2025 FORM 10-K

At December 31, 2025 and 2024, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	December 31,
	2025	2024
Insurance segment:
Case reserves	$3,489	$3,730
IBNR reserves	9,251	8,238
Total net reserves	12,740	11,968
Reinsurance segment:
Case reserves	2,929	2,721
Additional case reserves	1,034	806
IBNR reserves	7,349	5,580
Total net reserves	11,312	9,107
Mortgage segment:
Case reserves	324	331
IBNR reserves	117	142
Total net reserves	441	473
Total:
Case reserves	6,742	6,782
Additional case reserves	1,034	806
IBNR reserves	16,717	13,960
Total net reserves	$24,493	$21,548
At December 31, 2025 and 2024, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2025	2024
Third party occurrence business	$4,610	$4,104
Multi-line and other specialty	4,345	4,105
Third party claims-made business	2,861	2,630
Property, energy, marine and aviation	924	1,129
Total net reserves	$12,740	$11,968
At December 31, 2025 and 2024, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2025	2024
Casualty	$3,823	$3,089
Specialty	3,658	2,791
Property excluding property catastrophe	2,107	1,778
Property catastrophe	953	845
Marine and aviation	582	461
Other	189	143
Total net reserves	$11,312	$9,107
At December 31, 2025 and 2024, the mortgage segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2025	2024
U.S. primary mortgage insurance	$321	$333
U.S. credit risk transfer (CRT) and other	64	85
International mortgage insurance/reinsurance	56	55
Total net reserves	$441	$473
Potential Variability in Loss Reserves
The following tables summarize the effect of reasonably likely scenarios on the key actuarial assumptions used to estimate our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, at December 31, 2025 by underwriting segment and reserving lines. See note 6, “Short Duration Contracts,” to our consolidated financial statements in Item 8 for a description of the lines of business included in each reserving line.
The scenarios shown in the tables summarize the effect of (i) changes to the expected loss ratio selections used at December 31, 2025, which represent loss ratio point increases or decreases to the expected loss ratios used, and (ii) changes to the loss development patterns used in our reserving process at December 31, 2025, which represent claims reporting that is either slower or faster than the reporting patterns used. We believe that the illustrated sensitivities are indicative of the potential variability inherent in the estimation process of those parameters. The results show the impact of varying each key actuarial assumption using the chosen sensitivity on our Loss Reserves, on a net basis and across all accident years.

ARCH CAPITAL	82	2025 FORM 10-K

INSURANCE SEGMENT	Higher Expected Loss Ratios	Slower Loss Development Patterns
Reserving lines selected assumptions:
Multi-line and other specialty	10 points	6 months
Third party occurrence business	10	6
Third party claims-made business	10	6
Property, energy, marine and aviation	5	3

Increase (decrease) in Loss Reserves:
Multi-line and other specialty	$600	$370
Third party occurrence business	453	248
Third party claims-made business	244	275
Property, energy, marine and aviation	61	129

INSURANCE SEGMENT	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving lines selected assumptions:
Multi-line and other specialty	(10) points	(6) months
Third party occurrence business	(10)	(6)
Third party claims-made business	(10)	(6)
Property, energy, marine and aviation	(5)	(3)

Increase (decrease) in Loss Reserves:
Multi-line and other specialty	$(581)	$(296)
Third party occurrence business	(451)	(215)
Third party claims-made business	(244)	(216)
Property, energy, marine and aviation	(54)	(108)

REINSURANCE SEGMENT	Higher Expected Loss Ratios	Slower Loss Development Patterns
Reserving lines selected assumptions:
Casualty	10 points	6 months
Specialty	5	3
Property excluding property catastrophe	5	3
Property catastrophe	5	3
Marine and aviation	5	3
Other	5	3

Increase (decrease) in Loss Reserves:
Casualty	$361	$378
Specialty	310	232
Property excluding property catastrophe	106	237
Property catastrophe	42	65
Marine and aviation	25	50
Other	11	9

REINSURANCE SEGMENT	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving lines selected assumptions:
Casualty	(10) points	(6) months
Specialty	(5)	(3)
Property excluding property catastrophe	(5)	(3)
Property catastrophe	(5)	(3)
Marine and aviation	(5)	(3)
Other	(5)	(3)

Increase (decrease) in Loss Reserves:
Casualty	$(361)	$(270)
Specialty	(311)	(295)
Property excluding property catastrophe	(106)	(229)
Property catastrophe	(42)	(36)
Marine and aviation	(25)	(53)
Other	(11)	(8)
It is not necessarily appropriate to sum the total impact for a specific factor or the total impact for a specific business category as the business categories are not perfectly correlated. In addition, the potential variability shown in the tables above are reasonably likely scenarios of changes in our key assumptions at December 31, 2025 and are not meant to be a “best case” or “worst case” series of outcomes and therefore, it is possible that future variations may be more or less than the amounts set forth above.
For our mortgage segment, we considered the sensitivity of loss reserve estimates at December 31, 2025 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be approximately 30% of the unpaid principal balance at December 31, 2025), we estimated that our loss reserves would change by approximately $15 million at December 31, 2025. For every one percentage point change in our primary net default to claim rate (which we estimate to be approximately 22% at December 31, 2025), we estimated a $20 million change in our loss reserves at December 31, 2025.

ARCH CAPITAL	83	2025 FORM 10-K

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
At December 31, 2025, our recorded Loss Reserves by underwriting segment, net of unpaid losses and loss adjustment expenses recoverable, and the results of the simulation were as follows:

	Insurance Segment	Reinsurance Segment	Mortgage Segment	Total
Loss Reserves (1)	$12,740	$11,312	$441	$24,493

Simulation results:
90th percentile (2)	$15,138	$13,866	$528	$28,996
10th percentile (3)	$10,455	$8,951	$360	$20,236
(1)    Net of reinsurance recoverables.
(2)    Simulation results indicate that a 90% probability exists that the net reserves for losses and loss adjustment expenses will not exceed the indicated amount.
(3)    Simulation results indicate that a 10% probability exists that the net reserves for losses and loss adjustment expenses will be at or below the indicated amount.

For informational purposes, based on the total simulation results, a change in our Loss Reserves to the amount indicated at the 90th percentile would result in a decrease in income before income taxes of approximately $4.5 billion, or $11.98 per diluted share, while a change in our Loss Reserves to the amount indicated at the 10th percentile would result in an increase in income before income taxes of approximately $4.3 billion, or $11.32 per diluted share. The simulation results noted above are informational only, and no assurance can be given that our ultimate losses will not be significantly different than the simulation results shown above, and such differences could directly and significantly impact earnings favorably or unfavorably in the period they are determined. We do not have significant exposure to pre-2002 liabilities, such as asbestos-related illnesses and other long-tail liabilities. It is difficult to provide meaningful trend information for certain liability/casualty coverages for which the claim-tail may be especially long, as claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that for certain lines of business relatively limited historical information has been reported to us through December 31, 2025. Accordingly, the reserving for incurred losses in these lines of business could be subject to greater variability. See Item 1A, “Risk Factors – Risks Relating to Our Industry, Business & Operations – Underwriting risks and reserving for losses are based on probabilities and related modeling, which are subject to inherent uncertainties.”
Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at December 31, 2025 and 2024:

	December 31,
	2025		2024
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$286,318	59.1	$290,435	58.0
U.S. credit risk transfer (CRT) and other	132,205	27.3	145,892	29.1
International mortgage insurance/reinsurance	66,084	13.6	64,822	12.9
Total	$484,607	100.0	$501,149	100.0
Risk In Force (RIF) (2):
U.S. primary mortgage insurance	$74,679	85.0	$76,034	85.3
U.S. credit risk transfer (CRT) and other	5,358	6.1	5,876	6.6
International mortgage insurance/reinsurance	7,864	8.9	7,215	8.1
Total	$87,901	100.0	$89,125	100.0
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

ARCH CAPITAL	84	2025 FORM 10-K

The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2025:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2015 and prior	$16,143	5.6	$4,117	5.5	5.31%
2016	3,241	1.1	806	1.1	3.57%
2017	4,250	1.5	1,127	1.5	3.87%
2018	5,673	2.0	1,479	2.0	4.48%
2019	10,553	3.7	2,770	3.7	3.08%
2020	30,968	10.8	8,487	11.4	1.85%
2021	50,141	17.5	13,767	18.4	1.88%
2022	49,492	17.3	13,236	17.7	1.87%
2023	31,049	10.8	8,006	10.7	1.93%
2024	39,306	13.7	9,840	13.2	1.17%
2025	45,502	15.9	11,044	14.8	0.20%
Total	$286,318	100.0	$74,679	100.0	2.17%
(1)Represents the ending percentage of loans in default.
The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2024:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2015 and prior	$18,329	6.3	$4,670	6.1	5.85%
2016	5,240	1.8	1,371	1.8	3.23%
2017	5,554	1.9	1,489	2.0	3.52%
2018	7,081	2.4	1,843	2.4	4.31%
2019	12,919	4.4	3,386	4.5	2.85%
2020	39,426	13.6	10,718	14.1	1.52%
2021	62,382	21.5	16,620	21.9	1.52%
2022	57,175	19.7	15,113	19.9	1.51%
2023	36,827	12.7	9,479	12.5	1.12%
2024	45,502	15.7	11,345	14.9	0.30%
Total	$290,435	100.0	$76,034	100.0	2.09%
(1)Represents the ending percentage of loans in default.

The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at December 31, 2025 and 2024:

	December 31,
	2025		2024
	Amount	%	Amount	%
Credit quality:
>=740	$47,757	63.9	$47,360	62.3
680-739	23,271	31.2	24,688	32.5
620-679	3,340	4.5	3,638	4.8
<620	311	0.4	348	0.5
Total	$74,679	100.0	$76,034	100.0
Weighted average credit score	749		748

Loan-to-Value (LTV):
95.01% and above	$7,314	9.8	$7,420	9.8
90.01% to 95.00%	44,494	59.6	45,311	59.6
85.01% to 90.00%	20,195	27.0	20,637	27.1
85.00% and below	2,676	3.6	2,666	3.5
Total	$74,679	100.0	$76,034	100.0
Weighted average LTV	93.2%		93.2%

Total RIF, net of external reinsurance	$60,259		$60,085

	December 31,
	2025		2024
	Amount	%	Amount	%
Total RIF by State:
California	$5,901	7.9	$5,989	7.9
Texas	5,382	7.2	5,613	7.4
North Carolina	3,343	4.5	3,355	4.4
Minnesota	3,129	4.2	3,108	4.1
Illinois	3,042	4.1	3,056	4.0
Georgia	3,005	4.0	3,143	4.1
Michigan	2,816	3.8	2,855	3.8
Massachusetts	2,780	3.7	2,885	3.8
Florida	2,672	3.6	2,824	3.7
Ohio	2,666	3.6	2,716	3.6
Others	39,943	53.5	40,490	53.3
Total	$74,679	100.0	$76,034	100.0

ARCH CAPITAL	85	2025 FORM 10-K

The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics for the years ended December 31, 2025 and 2024:

(U.S. Dollars in thousands, except loan and claim count)	Year Ended December 31,
	2025	2024
Rollforward of insured loans in default:
Beginning delinquent number of loans	22,982	19,457
New notices	47,378	45,785
Cures	(46,057)	(43,506)
Paid claims	(1,318)	(1,279)
Acquired delinquent loans (1)	—	2,525
Ending delinquent number of loans (2)	22,985	22,982

Ending number of policies in force (2)	1,058,907	1,100,653

Delinquency rate (2)	2.17%	2.09%

Losses:
Number of claims paid	1,318	1,279
Total paid claims	$53,504	$43,895
Average per claim	$40.6	$34.3
Severity (3)	76.9%	71.6%
Average reserve per default (in thousands) (2)	$15.3	$15.3
(1)    Represents delinquent loans related to the acquisition of RMIC Companies, Inc.
(2)    Includes first lien primary and pool policies.
(3)    Represents total direct first lien paid claims divided by RIF of loans for which claims were paid, excluding paid claim settlements.

The risk-to-capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 8.2 to 1 at December 31, 2025, compared to 7.8 to 1 at December 31, 2024.
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
For purposes of managing risk, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. On a consolidated basis, ceded premiums written represented 28.0% of gross premiums written for 2025, compared to 26.9% for 2024. We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. If the financial condition of our reinsurers or retrocessionaires deteriorates, resulting in an impairment of their ability to make payments, we will be responsible for probable losses resulting from our inability to collect amounts due from such parties, as appropriate. We evaluate the credit worthiness of all the reinsurers to which we cede business. We report reinsurance recoverables net of an allowance for expected credit loss. The allowance is based upon our ongoing review of amounts outstanding, the financial condition of our reinsurers, amounts and form of collateral obtained and other relevant factors. A ratings based probability-of-default and loss-given-default methodology is used to estimate the allowance for expected credit loss. See Item 1A, “Risk Factors—Risks Relating to Our Industry, Business and Operations—We are exposed to credit risk in certain of our business operations” and “Financial Condition, Liquidity and Capital Resources” for further details.

ARCH CAPITAL	86	2025 FORM 10-K

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
The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by type of business were as follows at December 31, 2025:

	December 31, 2025
	Gross Amount	Acquisition Expenses	Net Amount
Specialty	$1,417	$(359)	$1,058
Casualty	547	(177)	370
Property excluding property catastrophe	469	(136)	333
Marine and aviation	237	(43)	194
Property catastrophe	5	—	5
Other	109	(14)	95
Total	$2,784	$(729)	$2,055
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

ARCH CAPITAL	87	2025 FORM 10-K

available information, we report premiums receivable net of an allowance for expected credit loss. We monitor credit risk associated with premiums receivable through our ongoing review of amounts outstanding, aging of the receivable, historical data and counterparty financial strength measures.
Reinsurance premiums assumed, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Contracts and policies written on a “losses occurring” basis cover claims that may occur during the term of the contract or policy, which is typically 12 months. Accordingly, the premium is earned evenly over the term. Contracts which are written on a “risks attaching” basis cover claims which attach to the underlying insurance policies written during the terms of such contracts. Premiums earned on such contracts usually extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned in proportion to the period of risk coverage.
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

ARCH CAPITAL	88	2025 FORM 10-K

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
No premium deficiency charges were recorded by us during 2025 or 2024.
Net Deferred Income Tax Assets Measurement
Deferred income tax assets and liabilities reflect temporary differences based on enacted tax rates between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. We determine deferred tax assets and liabilities separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction. There may be changes in tax laws where we transact business that impact our deferred tax assets and liabilities. The most significant deferred income tax assets recognized relate to goodwill and intangible assets. With respect to our Bermuda entities, we estimated the fair value of its intangible assets using discounted cash flow (“DCF”) models. The significant assumptions utilized in the DCF models included the future revenue and profits expected to be generated by the identifiable intangible assets and the discount rates. See note 15, “Income Taxes” to our consolidated financial statements in Item 8 for disclosures concerning our Company’s deferred income tax asset.
Fair Value Measurements
We review our securities measured at fair value and discuss the proper classification of such investments with investment advisors and others. See note 10, “Fair Value,” to our consolidated financial statements in Item 8 for a summary of our financial assets and liabilities measured at fair value at December 31, 2025 by valuation hierarchy.
Reclassifications
We have reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on our net income, shareholders’ equity or cash flows.
Significant Accounting Pronouncements
For all other significant accounting policies see note 3, “Significant Accounting Policies” and note 3(u), “Recent Accounting Pronouncements” to our consolidated financial statements in Item 8 for disclosures concerning our companies significant accounting policies and recent accounting pronouncements.
FINANCIAL CONDITION

Investable Assets
At December 31, 2025, total investable assets held by Arch were $47.4 billion.
Investable Assets Held by Arch
The Finance, Investment and Risk Committee (“FIR Committee”) of our Board of Directors (the “Board”) establishes our investment policies and sets the parameters for creating guidelines for our investment managers. The FIR Committee reviews the implementation of the investment strategy on a regular basis. Our current approach stresses preservation of capital, market liquidity and diversification of risk. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to become more diversified and, as a result, we may expand into areas which are not currently part of our investment strategy. Our Chief Investment Officer administers the investment portfolio, oversees our investment managers and formulates investment strategy in conjunction with the FIR Committee. At December 31, 2025, approximately $29.5 billion, or 62%, of total investable assets held by Arch were internally managed, compared to $25.6 billion, or 62%, at December 31, 2024.

ARCH CAPITAL	89	2025 FORM 10-K

The following table summarizes the duration and average credit quality of fixed income assets held by Arch:

	December 31,
	2025	2024
Average effective fixed maturities duration (in years)	3.34	3.31
Average S&P/Moody’s credit ratings (1)	AA-/Aa3	AA-/Aa3
(1)Average credit ratings on our investment portfolio on securities with ratings by S&P and Moody’s.
The following table provides the credit quality distribution of our fixed maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
December 31, 2025
U.S. government and gov’t agencies (1)	$9,561	28.5
AAA	5,667	16.9
AA	2,564	7.6
A	6,448	19.2
BBB	6,533	19.5
BB	1,330	4.0
B	734	2.2
Lower than B	35	0.1
Not rated	664	2.0
Total	$33,536	100.0

December 31, 2024
U.S. government and gov’t agencies (1)	$7,498	26.9
AAA	4,330	15.5
AA	2,285	8.2
A	5,138	18.4
BBB	6,467	23.2
BB	978	3.5
B	458	1.6
Lower than B	28	0.1
Not rated	707	2.5
Total	$27,889	100.0
(1)Includes U.S. government-sponsored agency residential mortgage backed securities and agency commercial mortgage backed securities.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
December 31, 2025
0-10%	$11,702	$(202)	69.9
10-20%	556	(80)	27.7
20-30%	20	(6)	2.1
Greater than 30%	1	(1)	0.3
Total	$12,279	$(289)	100.0

December 31, 2024
0-10%	$16,044	$(453)	65.5
10-20%	1,357	(216)	31.2
20-30%	70	(20)	2.9
Greater than 30%	6	(3)	0.4
Total	$17,477	$(692)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at December 31, 2025, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
Morgan Stanley	$449	A/A1
JPMorgan Chase & Co.	433	A/A1
Bank of America Corporation	342	A-/A1
The Goldman Sachs Group, Inc.	307	BBB+/A2
Wells Fargo & Company	263	BBB+/A1
Citigroup Inc.	211	A-/A2
The Toronto-Dominion Bank	191	A-/A2
UBS Group AG	179	A-/A2
Philip Morris International Inc.	160	A-/A2
Ford Motor Company	140	BBB-/Ba1
Total	$2,675
(1)Average credit ratings as assigned by S&P and Moody’s, respectively.

ARCH CAPITAL	90	2025 FORM 10-K

The following table provides information on our structured securities, which include residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
Dec. 31, 2025
RMBS	$2,105	$600	$—	$2,705
CMBS	6	1,129	77	1,212
ABS	—	3,368	206	3,574
Total	$2,111	$5,097	$283	$7,491

Dec. 31, 2024
RMBS	$769	$310	$—	$1,079
CMBS	7	959	92	1,058
ABS	—	2,667	233	2,900
Total	$776	$3,936	$325	$5,037
The following table summarizes our equity securities, which include investments in exchange traded funds:

	December 31,
	2025	2024
Equities (1)	$1,296	$1,041
Exchange traded funds
Fixed income (2)	316	428
Equity and other (3)	257	213
Total	$1,869	$1,682
(1)Primarily in technology, communications, consumer non-cyclical, financial and industrials at December 31, 2025.
(2)Primarily in structured and corporates at December 31, 2025.
(3)Primarily in technology, financials, communications, consumer cyclical and healthcare sectors at December 31, 2025.
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
Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 10, “Fair Value,” to our consolidated financial statements in Item 8 for a summary of our financial assets and liabilities measured at fair value at December 31, 2025 and 2024 segregated by level in the fair value hierarchy.
Reinsurance Recoverables
The following table details our reinsurance recoverables at December 31, 2025:

	% of Total	A.M. Best Rating (1)
Somers Re Ltd. (2)	20.5	A-
Lloyd’s syndicates (3)	4.9	A+
Hannover Rück SE	4.1	A+
Munich Re Group	2.9	A+
RenaissanceRe Holdings Ltd.	2.4	A+
Swiss Reinsurance Company Ltd.	2.1	A+
Everest Group Ltd.	1.9	A+
Allianz	1.5	A+
AXIS Capital Holdings Limited	1.5	A
Transatlantic Reinsurance Company	1.4	A++
All other -- “A-” or better	18.9
All other -- not rated (4)	37.9
Total	100.0
(1)    The financial strength ratings are as of January 5, 2026 and were assigned by A.M. Best based on its opinion of the insurer’s financial strength as of such date. An explanation of the ratings listed in the table follows: the rating of “A++” and “A+” are designated “Superior”; and the “A” and “A-” ratings are designated “Excellent.”
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

ARCH CAPITAL	91	2025 FORM 10-K

Shareholders’ Equity and Book Value per Share
The following table presents the calculation of book value per share:

(U.S. dollars in millions, except per share data)	December 31,
	2025	2024
Total shareholders’ equity available to Arch	$24,206	$20,820
Less preferred shareholders’ equity	830	830
Common shareholders’ equity available to Arch	$23,376	$19,990
Common shares and common share equivalents outstanding, net of treasury shares (1)	359.0	376.4
Book value per share	$65.11	$53.11
(1)    Excludes the effects of 10.2 million and 12.4 million stock options and 0.3 million and 0.3 million restricted and performance share units outstanding at December 31, 2025 and 2024, respectively.
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
In 2025, Arch Capital received dividends of $2.0 billion from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda-based reinsurer and insurer. Arch Re Bermuda can pay approximately $6.4 billion to Arch Capital in 2026 without providing an affidavit to the Bermuda Monetary Authority (“BMA”).
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

ARCH CAPITAL	92	2025 FORM 10-K

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
Restricted Assets
Our insurance, reinsurance and mortgage insurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At December 31, 2025 and 2024, such amounts approximated $15.0 billion and $13.0 billion, respectively.
Our investments in certain securities, including certain fixed income and structured securities, investments in funds accounted for using the equity method, other alternative investments and investments in operating affiliates may be illiquid due to contractual provisions or investment market conditions. If we require significant amounts of cash on short notice in excess of anticipated cash requirements, then we may have difficulty selling these investments in a timely manner or may be forced to sell or terminate them at unfavorable values. Our unfunded investment commitments totaled approximately $3.7 billion at December 31, 2025 and are callable by our investment managers. The timing of the funding of investment commitments is uncertain and may require us to access cash on short notice.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended December 31,
	2025	2024
Total cash provided by (used for):
Operating activities	$6,172	$6,673
Investing activities	(4,036)	(4,461)
Financing activities	(1,890)	(1,925)
Effects of exchange rate changes on foreign currency cash	61	(25)
Increase (decrease) in cash	$307	$262
Cash provided by operating activities in 2025 was lower than in 2024. Activity in the 2025 period primarily reflected a higher level of losses paid than in the 2024 period.
Cash used for investing activities in 2025 reflected lower net purchases than in 2024, due in part to a higher level of losses paid than in the 2024 period. Activity in 2024 also reflected $852 million of net cash received related to the MCE Acquisition.
Cash used for financing activities in 2025 was lower than in 2024. Activity in 2025 consisted of $1.9 billion of share repurchases under our share repurchase program, while activity in 2024 included a $1.9 billion special dividend paid to common shareholders.

ARCH CAPITAL	93	2025 FORM 10-K

Investments
At December 31, 2025, our investable assets were $47.4 billion. The primary goals of our asset liability management process are to meet our insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices or access credit facilities. See Item 1A “Risk Factors” for a discussion of other risks relating to our business and investment portfolio.
CAPITAL RESOURCES

The following table provides an analysis of our capital structure:

	December 31,
	2025	2024
Senior notes	$2,729	$2,728

Shareholders’ equity available to Arch:
Series F non-cumulative preferred shares	330	330
Series G non-cumulative preferred shares	500	500
Common shareholders’ equity	23,376	19,990
Total	$24,206	$20,820

Total capital available to Arch	$26,935	$23,548

Senior notes to total capital (%)	10.1	11.6
Revolving credit agreement borrowings to total capital (%)	—	—
Debt to total capital (%)	10.1	11.6
Preferred to total capital (%)	3.1	3.5
Debt and preferred to total capital (%)	13.2	15.1
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
In addition, Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company (together, “eligible mortgage insurer”) are required to maintain compliance with the GSE requirements, known as PMIERs. The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Together, our eligible mortgage insurers satisfied the PMIERs’ financial requirements as of December 31, 2025 with a PMIER sufficiency ratio of 179%, compared to 186% at December 31, 2024. On August 21, 2024, Fannie Mae and Freddie Mac (collectively the GSEs) each updated their PMIERs to incorporate new deductions to available assets for investment risk. This update became effective on March 31, 2025, but the impact will be phased in through September 30, 2026. If the GSEs had fully implemented this update to PMIERs as of December 31, 2025, the changes would have reduced the available assets by 6% and resulted in a pro-forma PMIERs sufficiency ratio of 173%.
As part of our capital management program, we may seek to raise additional capital or may seek to return capital to our shareholders through share repurchases, cash dividends or other methods (or a combination of such methods). We may also seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or

ARCH CAPITAL	94	2025 FORM 10-K

otherwise. Any such determination will be at the discretion of the Board and will be dependent upon our profits, financial requirements and other factors, including legal restrictions, rating agency requirements, prevailing market conditions and such other factors as our Board deems relevant. The amounts involved may be material.
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
Share Repurchase Program
Our Board has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program through December 31, 2025, Arch Capital has repurchased approximately 455.0 million common shares for an aggregate purchase price of $7.8 billion. At December 31, 2025, $1.1 billion of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions, the development of the economy, corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.
GUARANTOR INFORMATION

The below table provides a description of our senior notes payable at December 31, 2025:

	Interest	Principal	Carrying
Issuer/Due	(Fixed)	Amount	Amount
Arch Capital:
May 1, 2034	7.350%	$300	$298
June 30, 2050	3.635%	1,000	990
Arch-U.S.:
Nov. 1, 2043 (1)	5.144%	500	496
Arch Finance:
Dec. 15, 2026 (1)	4.011%	500	499
Dec. 15, 2046 (1)	5.031%	450	446
Total		$2,750	$2,729
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

ARCH CAPITAL	95	2025 FORM 10-K

During 2025 and 2024, we made interest payments of $127 million and $127 million, respectively, primarily related to our senior notes and other financing arrangements. See note 19, “Debt and Financing Arrangements,” to our consolidated financial statements in Item 8 for additional disclosures concerning our senior notes and revolving credit agreement borrowings. For additional information on our preferred shares, see note 21, “Shareholders’ Equity,” to our consolidated financial statements in Item 8.
The following tables present condensed financial information for Arch Capital (parent guarantor) and Arch-U.S. (subsidiary issuer):

	December 31,
	December 31, 2025		December 31, 2024
	Arch Capital	Arch- U.S.	Arch Capital	Arch- U.S.
Assets
Total investments	$40	$442	$43	$549
Cash	13	4	13	5
Investment in operating affiliates	3	—	3	—
Due from subsidiaries and affiliates	16	14	6	10
Other assets	194	129	66	101
Total assets	$266	$589	$131	$665

Liabilities
Senior notes	1,288	496	1,287	495
Due to subsidiaries and affiliates	6	993	11	994
Other liabilities	41	58	48	50
Total liabilities	1,335	1,547	1,346	1,539

Non-cumulative preferred shares	$830	$—	$830	$—

	Year Ended
	December 31, 2025		December 31, 2024
	Arch Capital	Arch- U.S.	Arch Capital	Arch-U.S.
Revenues
Net investment income	$3	$27	$5	$14
Net realized gains (losses)	(10)	(1)	(4)	—
Equity in net income (loss) of investments accounted for using the equity method	—	—	—	(4)
Total revenues	(7)	26	1	10

Expenses
Corporate expenses	57	10	116	7
Interest expense	59	26	59	26
Interest expense (intercompany)	—	58	—	53
Total expenses	116	94	175	86

Income (loss) before income taxes	(123)	(68)	(174)	(76)
Income tax (expense) benefit	58	9	—	22
Income (loss) from operating affiliates	(1)	—	(1)	—
Net income available to Arch	(66)	(59)	(175)	(54)
Preferred dividends	(40)	—	(40)	—
Net income available to Arch common shareholders	$(106)	$(59)	$(215)	$(54)

ARCH CAPITAL	96	2025 FORM 10-K

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Contractual Obligations
The following table provides an analysis of our contractual commitments at December 31, 2025:

	Payment due by period
	Total	2026	2027 and 2028	2029 and 2030	Thereafter
Operating activities
Estimated gross payments for losses and loss adjustment expenses (1)	$33,547	$9,960	$10,880	$5,122	$7,585
Contractholder payables (2)	2,277	741	770	318	448
Operating lease obligations	234	34	65	50	85
Purchase obligations	307	160	124	23	—
Contingent and deferred consideration liabilities	18	6	8	4	—
Investing activities
Unfunded investment commitments (3)	3,679	3,679	—	—	—
Financing activities
Senior notes (including interest payments)	4,788	627	214	214	3,733
Total contractual obligations and commitments	$44,850	$15,207	$12,061	$5,731	$11,851
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
Letter of Credit and Revolving Credit Facilities
Arch Capital and certain of its subsidiaries have access to a credit facility with a syndicate of financial institutions (the “Group Credit Facility”) that expires on August 23, 2028. The Group Credit Facility consists of a $425 million secured facility for letters of credit (the “Secured Facility”) and a $500 million unsecured facility for revolving loans and letters of credit (the “Unsecured Facility”). At December 31, 2025, the Secured Facility had $224 million of letters of credit outstanding and remaining capacity of $201 million, and the Unsecured Facility had no outstanding revolving loans or letters of credit, with remaining capacity of $500 million.
The Group Credit Facility contains certain restrictive and maintenance covenants customary for facilities of this type, including restrictions on indebtedness, minimum consolidated tangible net worth, maximum leverage levels and minimum financial strength ratings. Arch Capital and its subsidiaries which are party to the agreement were in compliance with all covenants contained therein at December 31, 2025.
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

ARCH CAPITAL	97	2025 FORM 10-K

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
We have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. These risks are inherently unpredictable. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. It is not possible to completely eliminate our exposure to unpredictable events and, to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected. Therefore, claims for natural and man-made catastrophic events could expose us to large losses and cause substantial volatility in our results of operations, which could cause the value of our common shares to fluctuate widely. In certain instances, we specifically insure and reinsure risks resulting from terrorism. Even in cases where we attempt to exclude losses from terrorism and certain other similar risks from some coverages written by us, we may not be successful in doing so. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will limit enforceability of policy language or otherwise issue a ruling adverse to us.
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

ARCH CAPITAL	98	2025 FORM 10-K

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
Based on in-force exposure estimated as of January 1, 2026, our modeled peak zone catastrophe exposure was a windstorm affecting the Florida Tri-County, with a net probable maximum pre-tax loss of $1.9 billion, followed by windstorms affecting the Northeast U.S., and the Gulf of Mexico with net probable maximum pre-tax losses of $1.7 billion and $1.5 billion, respectively. As of January 1, 2026, our modeled peak zone earthquake exposure (San Francisco area earthquake) represented approximately 51% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (German windstorm) was substantially less than both our peak zone windstorm and earthquake exposures.
We also have significant exposure to losses due to mortgage defaults resulting from severe economic events in the future. For our U.S. and Australian mortgage insurance business, we have developed a proprietary risk model (“Realistic Disaster Scenario” or “RDS”) that simulates the maximum loss resulting from a severe economic downturn impacting the housing market. The RDS models the collective impact of adverse conditions for key economic indicators, the most significant of which is a decline in home prices. The RDS model projects paths of future home prices, unemployment rates, income levels and interest rates and assumes correlation across states and geographic regions. The resulting future performance of our in-force portfolio is then estimated under the economic stress scenario, reflecting loan and borrower information.
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of tangible shareholders’ equity available to Arch. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of January 1, 2026, our modeled RDS loss was $931 million, or 4.1% of tangible shareholders’ equity available to Arch.
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

ARCH CAPITAL	99	2025 FORM 10-K

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
In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2025. Market risk represents the risk of changes in the fair value of a financial instrument and consists of several components, including liquidity, basis and price risks.
The sensitivity analysis performed as of December 31, 2025 presents hypothetical losses in cash flows, earnings and fair values of market sensitive instruments which were held by us on December 31, 2025 and are sensitive to changes in interest rates and equity security prices. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by us to assess and mitigate risk should not be considered projections of future events of losses.
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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our investment portfolio at December 31, 2025 and 2024:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	-	+50	+100
Dec. 31, 2025
Total fair value	$45.8	$45.2	$44.6	$44.0	$43.3
Change from base	2.8%	1.4%		(1.4)%	(2.8)%
Change in unrealized value	$1.2	$0.6		$(0.6)	$(1.2)
Dec. 31, 2024
Total fair value	$40.0	$39.5	$38.9	$38.4	$37.9
Change from base	2.8%	1.4%		(1.4)%	(2.7)%
Change in unrealized value	$1.1	$0.5		$(0.5)	$(1.1)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at December 31, 2025 and 2024:

(U.S. dollars in billions)	Credit Spread Shift in Percentage
	-100	-50	-	+50	+100
Dec. 31, 2025
Total fair value	$45.8	$45.2	$44.6	$44.0	$43.3
Change from base	2.8%	1.4%		(1.4)%	(2.8)%
Change in unrealized value	$1.2	$0.6		$(0.6)	$(1.2)
Dec. 31, 2024
Total fair value	$40.0	$39.5	$38.9	$38.4	$37.8
Change from base	2.8%	1.4%		(1.4)%	(2.8)%
Change in unrealized value	$1.1	$0.5		$(0.5)	$(1.1)

ARCH CAPITAL	100	2025 FORM 10-K

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR measures the worst expected loss under normal market conditions over a specific time interval at a given confidence level. The 1-year 95th percentile parametric VaR reported herein estimates that 95% of the time, the portfolio loss in a one-year horizon would be less than or equal to the calculated number, stated as a percentage of the measured portfolio’s initial value. The VaR is a variance-covariance based estimate, based on linear sensitivities of a portfolio to a broad set of systematic market risk factors and idiosyncratic risk factors mapped to the portfolio exposures. The relationships between the risk factors are estimated using historical data, and the most recent data points are generally given more weight. As of December 31, 2025, our portfolio’s 95th percentile VaR was estimated to be 6.5%, compared to an estimated 5.6% at December 31, 2024. In periods where the volatility of the risk factors mapped to our portfolio’s exposures is higher due to market conditions, the resulting VaR is higher than in other periods.
Equity Securities. At December 31, 2025 and 2024, the fair value of our investments in equity securities and certain investments accounted for using the equity method with underlying equity strategies totaled $1.8 billion and $1.5 billion, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $178 million and $149 million at December 31, 2025 and 2024, respectively, and would have decreased book value per share by approximately $0.50 and $0.40, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $178 million and $149 million at December 31, 2025 and 2024, respectively, and would have increased book value per share by approximately $0.50 and $0.40, respectively.
Investment-Related Derivatives. At December 31, 2025, the notional value of all derivative instruments (excluding foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $8.0 billion, compared to $5.0 billion at December 31, 2024. If the underlying exposure of each investment-related derivative held at December 31, 2025 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $80 million, and a decrease in book value per share of $0.22, compared to $50 million and $0.13, respectively, on investment-related derivatives held at December 31, 2024. If the underlying exposure of each investment-related derivative held at December 31, 2025 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $80 million, and an increase in book value per share of $0.22, compared to $50 million and $0.13, respectively, on investment-related derivatives held at December 31, 2024. See note 11, “Derivative Instruments,” to our consolidated financial statements in Item 8 for additional disclosures concerning derivatives.
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
The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in millions, except per share data)	December 31, 2025	December 31, 2024
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(498)	$(815)
Shareholders’ equity denominated in foreign currencies (1)	1,220	1,120
Net foreign currency forward contracts outstanding (2)	478	453
Net exposures denominated in foreign currencies	$1,200	$758

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(120)	$(76)
Book value per share	$(0.33)	$(0.20)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$120	$76
Book value per share	$0.33	$0.20
(1)    Represents capital contributions held in the foreign currencies of our operating units.
(2)    Represents the net notional value of outstanding foreign currency forward contracts.

ARCH CAPITAL	101	2025 FORM 10-K

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

ARCH CAPITAL	102	2025 FORM 10-K

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARCH CAPITAL	103	2025 FORM 10-K

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Arch Capital Group Ltd.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Arch Capital Group Ltd. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

ARCH CAPITAL	104	2025 FORM 10-K

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
Valuation of Reserve for Losses and Loss Adjustment Expenses
As described in Notes 3, 5 and 6 to the consolidated financial statements, the reserve for losses and loss adjustment expenses represents estimates of future amounts required to pay losses and loss adjustment expenses for insured or reinsured events which have occurred at or before the balance sheet date. As of December 31, 2025, the Company’s total reserve for losses and loss adjustment expenses was $33.5 billion. For the insurance and reinsurance segments, management estimates ultimate losses and loss adjustment expenses using various generally accepted actuarial methods applied to known losses and other relevant information. Ultimate losses and loss adjustment expenses are generally determined by projection of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. Management makes a number of key assumptions in their reserving process, including estimating loss development patterns and expected loss ratios. For the mortgage segment, the lead actuarial methodology used by management is a frequency-severity method based on the inventory of pending delinquencies. The assumptions of frequency and severity reflect judgments based on historical data and experience.
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
/s/ PricewaterhouseCoopers LLP

New York, New York

February 26, 2026
We have served as the Company’s or its predecessor’s auditor since 1995.

ARCH CAPITAL	105	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars and shares in millions)
	December 31,
	2025	2024
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $32,329 and $27,570; net of allowance for credit losses: $20 and $22)	$32,426	$27,035
Short-term investments available for sale, at fair value (amortized cost: $2,624 and $2,784; net of allowance for credit losses: $0 and $0 )	2,625	2,784
Equity securities, at fair value	1,864	1,675
Other investments (portion measured at fair value: $3,136 and $3,066)	3,136	3,066
Investments accounted for using the equity method	6,453	5,980
Total investments	46,504	40,540

Cash	993	979
Accrued investment income	338	298
Investment in operating affiliates	1,313	1,240
Premiums receivable (net of allowance for credit losses: $43 and $45)	5,723	5,634
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (net of allowance for credit losses: $17 and $17)	9,526	8,260
Contractholder receivables (net of allowance for credit losses: $7 and $5)	2,270	2,161
Ceded unearned premiums	2,659	2,428
Deferred acquisition costs	1,717	1,734
Receivable for securities sold	180	50
Goodwill and intangible assets	1,222	1,351
Other assets	6,796	6,231
Total assets	$79,241	$70,906

Liabilities
Reserve for losses and loss adjustment expenses	$33,547	$29,369
Unearned premiums	10,100	10,218
Reinsurance balances payable	2,320	2,137
Contractholder payables	2,277	2,165
Collateral held for insured obligations	237	249
Senior notes	2,729	2,728
Payable for securities purchased	308	181
Other liabilities	3,517	3,039
Total liabilities	55,035	50,086

Commitments and Contingencies (refer to Note 18)

Shareholders’ Equity
Non-cumulative preferred shares	830	830
Common shares ($0.0011 par, shares issued: 599.8 and 595.6)	1	1
Additional paid-in capital	2,735	2,510
Retained earnings	27,045	22,686
Accumulated other comprehensive income (loss), net of deferred income tax	5	(720)
Common shares held in treasury, at cost (shares: 240.8 and 219.2)	(6,410)	(4,487)
Total shareholders' equity	24,206	20,820
Total liabilities and shareholders' equity	$79,241	$70,906
See Notes to Consolidated Financial Statements

ARCH CAPITAL	106	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars and shares in millions, except per share data)
	Year Ended December 31,
	2025	2024	2023
Revenues
Net premiums earned	$17,065	$15,100	$12,440
Net investment income	1,625	1,495	1,023
Net realized gains (losses)	464	197	(165)
Other underwriting income	217	26	31
Equity in net income of investments accounted for using the equity method	504	580	278
Other income (loss)	54	42	27
Total revenues	19,929	17,440	13,634

Expenses
Losses and loss adjustment expenses	9,370	8,342	6,246
Acquisition expenses	3,153	2,651	2,312
Other operating expenses	1,826	1,472	1,301
Corporate expenses	132	200	102
Amortization of intangible assets	193	235	95
Interest expense	148	141	133
Net foreign exchange losses (gains)	128	(75)	60
Total expenses	14,950	12,966	10,249

Income before income taxes and income (loss) from operating affiliates	4,979	4,474	3,385

Income taxes:
Current tax expense (benefit)	586	397	288
Deferred tax expense (benefit)	174	(35)	(1,161)
Income tax expense (benefit)	760	362	(873)

Income (loss) from operating affiliates	180	200	184
Net income	$4,399	$4,312	$4,442
Net (income) loss attributable to noncontrolling interests	—	—	1
Net income available to Arch	4,399	4,312	4,443
Preferred dividends	(40)	(40)	(40)
Net income available to Arch common shareholders	$4,359	$4,272	$4,403

Net income per common share and common share equivalent
Basic	$11.83	$11.47	$11.94
Diluted	$11.60	$11.19	$11.62

Weighted average common shares and common share equivalents outstanding
Basic	368.4	372.5	368.7
Diluted	375.9	381.8	378.8
See Notes to Consolidated Financial Statements

ARCH CAPITAL	107	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in millions)
	Year Ended December 31,
	2025	2024	2023
Comprehensive Income
Net income	$4,399	$4,312	$4,442
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during year	661	(23)	547
Reclassification of net realized (gains) losses, included in net income	(20)	81	400
Foreign currency translation adjustments	84	(102)	23
Comprehensive income (loss)	5,124	4,268	5,412
Net (income) loss attributable to noncontrolling interests	—	—	1
Comprehensive income available to Arch (loss)	$5,124	$4,268	$5,413

See Notes to Consolidated Financial Statements

ARCH CAPITAL	108	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (U.S. dollars in millions)
	Year Ended December 31,
	2025	2024	2023
Non-cumulative preferred shares
Balance at beginning and end of year	$830	$830	$830

Common shares
Balance at beginning and end of year	1	1	1

Additional paid-in capital
Balance at beginning of year	2,510	2,327	2,211
Amortization of share-based compensation	148	133	93
Other changes	77	50	23
Balance at end of year	2,735	2,510	2,327

Retained earnings
Balance at beginning of year	22,686	20,295	15,892
Net income	4,399	4,312	4,442
Net (income) loss attributable to noncontrolling interests	—	—	1
Common share dividends	—	(1,881)	—
Preferred share dividends	(40)	(40)	(40)
Balance at end of year	27,045	22,686	20,295

Accumulated other comprehensive income (loss)
Balance at beginning of year	(720)	(676)	(1,646)
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of year	(507)	(565)	(1,512)
Unrealized holding gains (losses) during period, net of reclassification adjustment	641	58	947
Balance at end of year	134	(507)	(565)
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of year	(213)	(111)	(134)
Foreign currency translation adjustments	84	(102)	23
Balance at end of year	(129)	(213)	(111)
Balance at end of year	5	(720)	(676)

Common shares held in treasury, at cost
Balance at beginning of year	(4,487)	(4,424)	(4,378)
Shares repurchased for treasury	(1,923)	(63)	(46)
Balance at end of year	(6,410)	(4,487)	(4,424)

Total shareholders’ equity	$24,206	$20,820	$18,353

See Notes to Consolidated Financial Statements

ARCH CAPITAL	109	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in millions)
	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net income	$4,399	$4,312	$4,442
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	(440)	(185)	182
Equity in net (income) or loss of investments accounted for using the equity method and other income or loss	(459)	(488)	(215)
Amortization of intangible assets	193	235	95
Share-based compensation	148	133	93
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	2,350	3,279	2,138
Unearned premiums, net of ceded unearned premiums	(589)	632	1,028
Premiums receivable	38	(818)	(981)
Deferred acquisition costs	86	(212)	(235)
Reinsurance balances payable	137	179	455
Deferred income tax assets, net	174	(35)	(1,161)
Other items, net	135	(359)	(92)
Net cash provided by operating activities	6,172	6,673	5,749

Investing Activities
Purchases of fixed maturity investments	(36,480)	(31,290)	(18,062)
Purchases of equity securities	(1,448)	(1,423)	(456)
Purchases of other investments	(2,238)	(3,485)	(2,171)
Proceeds from sales of fixed maturity investments	29,313	26,245	14,105
Proceeds from sales of equity securities	1,507	1,101	288
Proceeds from sales, redemptions and maturities of other investments	2,186	1,858	768
Proceeds from redemptions and maturities of fixed maturity investments	2,494	2,036	781
Net settlements of derivative instruments	310	(5)	50
Net (purchases) sales of short-term investments	258	(269)	(696)
Acquisitions, net of cash	—	852	—
Purchases of fixed assets	(44)	(51)	(52)
Other	106	(30)	(23)
Net cash used for investing activities	(4,036)	(4,461)	(5,468)

Financing Activities
Purchases of common shares under share repurchase program	(1,889)	(24)	—
Proceeds from common shares issued, net	50	7	(2)
Third party investment in redeemable noncontrolling interests	—	—	(22)
Common dividends paid	(7)	(1,866)	—
Preferred dividends paid	(40)	(40)	(40)
Other	(4)	(2)	(5)
Net cash provided by (used for) financing activities	(1,890)	(1,925)	(69)

Effects of exchange rate changes on foreign currency cash and restricted cash	61	(25)	13

Increase (decrease) in cash and restricted cash	307	262	225
Cash and restricted cash, beginning of year	1,760	1,498	1,273
Cash and restricted cash, end of year	$2,067	$1,760	$1,498

Income taxes paid (received)	$458	$378	$267
Interest paid	$127	$127	$127
See Notes to Consolidated Financial Statements

ARCH CAPITAL	110	2025 FORM 10-K

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
2.    Acquisition

On August 1, 2024, the Company completed the acquisition of Allianz’s U.S Middle Market Property and Casualty insurance business and U.S. Entertainment business (“MCE Acquisition”).This business is written by Fireman’s Fund Insurance Company, an affiliate of Allianz, and its subsidiaries (collectively, the “Business Entities”), in each case, relating to relevant policies with accident years 2016 and onwards (collectively, the “Business”), as well as certain assets of Allianz and its affiliates related to the Business. In connection with the acquisition of the Business, the Company also entered into certain reinsurance agreements relating to the Business and the Business Entities and other agreements providing for administration and other services for the Business Entities by the Company for the applicable policies being reinsured following the closing. The acquisition of the Business is an important part of the Company’s growth strategy, and provides a ballast to our existing insurance business. It further enhances the Company’s capabilities in the U.S. middle markets and represents an attractive way to enter the entertainment insurance market, a new niche for us.
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
The MCE Acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations (“Topic 805”). Pursuant to Topic 805, the Company allocated the MCE Acquisition purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over those fair values was recorded to goodwill. During the measurement period, the Company adjusted the provisional amounts to reflect new information obtained about facts and circumstances that existed as of the acquisition date, which, if known, would have affected the measurement of the amounts recognized as of that date. Such adjustments impacted certain identifiable assets acquired and liabilities assumed, resulting in a decrease in net assets acquired and a corresponding increase to goodwill of $10 million. The Company completed the analysis of the fair value of the assets, liabilities assumed and the related allocation of the purchase price during the second quarter 2025.
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

ARCH CAPITAL	111	2025 FORM 10-K

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
3.    Significant Accounting Policies

(a) Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Arch Capital and its subsidiaries, including Arch Reinsurance Ltd. (“Arch Re Bermuda”), Arch Reinsurance Company (“Arch Re U.S.”), Arch Capital Group (U.S.) Inc.(“Arch-U.S.”), Arch Insurance Company, Arch Specialty
Insurance Company, Arch Property Casualty Insurance Company, Arch Indemnity Insurance Company, Arch Wilsure Insurance Company, Arch Insurance Canada Ltd. (“Arch Insurance Canada”), Arch Reinsurance Europe Designated Activity Company (“Arch Re Europe”), Arch Mortgage Insurance Company (“AMIC”), Arch Mortgage Guaranty Company (“AMG”), United Guaranty Residential Insurance Company (“UGRIC”), Arch Lenders Mortgage Indemnity Ltd. (“Arch Indemnity”), Arch Insurance (EU) Designated Activity Company (“Arch Insurance (EU)”), Arch Insurance (U.K.) Limited (“Arch Insurance (U.K.)”) and the Company’s participation on Lloyd’s of London syndicates: 2012 (“Arch Syndicate 2012”) and 1955 (“Arch Syndicate 1955” and together with Arch Syndicate 2012, the Company’s “Lloyd’s Syndicates”). All significant intercompany transactions and balances have been eliminated in consolidation.
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

ARCH CAPITAL	112	2025 FORM 10-K

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
Reinsurance premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Contracts and policies written on a “losses occurring” basis cover claims that may occur during the term of the contract or policy, which is typically 12 months. Accordingly, the premium is earned evenly over the term. Contracts which are written on a “risks attaching” basis cover claims which attach to the underlying insurance policies written during the terms of such contracts. Premiums earned on such contracts usually extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned in proportion to the period of risk coverage. Certain of the Company’s reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the experience under the contracts. Premiums written and earned, as well as related acquisition expenses, are recorded based upon the projected experience under such contracts.
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
Unearned premiums for the Company’s mortgage operations represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. A portion of premium payments may be refundable if the insured cancels coverage, which generally occurs when the loan is repaid and the policy is refundable, the loan amortizes to a sufficiently low amount to trigger a lender

ARCH CAPITAL	113	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
permitted or legally required cancellation, or the value of the property has increased sufficiently to trigger a lender permitted cancellation.Premium refunds reduce premiums earned in the consolidated statements of income. Generally, only unearned premiums are refundable.
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
To assess the need for a PDR on mortgage exposures, the Company develops loss projections based on modeled loan defaults related to its current policies in force. This projection is based on recent trends in default experience, severity and rates of defaulted loans moving to claim, as well as recent trends in the rate at which loans are prepaid, and incorporates anticipated interest income. Evaluating the expected profitability of the Company’s existing mortgage insurance business and the need for a PDR for its mortgage business involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of potential losses and premium revenues. No premium deficiency charges were recorded by the Company during 2025, 2024 or 2023.

ARCH CAPITAL	114	2025 FORM 10-K

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

ARCH CAPITAL	115	2025 FORM 10-K

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

ARCH CAPITAL	116	2025 FORM 10-K

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
(i) Derivative Instruments
The Company recognizes all derivative instruments, including embedded derivative instruments, at fair value in its consolidated balance sheets. The Company employs the use of derivative instruments within its operations to mitigate risks arising from assets and liabilities held in foreign currencies as well as part of its overall investment strategy. For such instruments, changes in assets and liabilities measured at fair value are recorded as “Net realized gains (losses)” in the consolidated statements of income. In addition, the Company’s derivative instruments include amounts related to underwriting activities where an insurance or reinsurance contract meets the accounting definition of a derivative instrument. For such contracts, changes in fair value are reflected in “Other underwriting income” in the consolidated statements of income as the underlying contract originates from the Company’s underwriting operations. For the periods ended 2025, 2024, and 2023, the Company did not designate any derivative instruments as hedges under the relevant accounting guidance. See note 11, for additional information.
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

ARCH CAPITAL	117	2025 FORM 10-K

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

ARCH CAPITAL	118	2025 FORM 10-K

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
(q) Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of business combination over the fair value of the net assets acquired and is assigned to the applicable reporting unit at acquisition. The annual goodwill impairment test was performed as of October 1, 2025. Impairment tests may be performed more frequently if the facts and circumstances indicate a possible impairment. In performing impairment tests, the Company may first assess qualitative factors to determine whether it is more likely than not (that is, more than a 50% probability) that the fair value of a reporting unit exceeds its carrying amount as a basis for determining whether it is necessary to perform goodwill impairment test described in the accounting guidance.
Indefinite-lived intangible assets, such as insurance licenses are evaluated for impairment similar to goodwill. Finite-lived intangible assets and liabilities include the value of acquired insurance and reinsurance contracts, which are estimated based on the present value of future expected cash flows and amortized in proportion to the estimated profits

ARCH CAPITAL	119	2025 FORM 10-K

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
(t) Government Grants
The Company claims substance-based government grants and refundable tax credits based on eligible expenditures in the jurisdictions in which it operates. Such amounts are recognized as reductions to the related expenses from which they are derived in the period where it is probable, the conditions for receiving the grant or refundable tax credits are satisfied. Government grants and refundable tax credits receivable are included in ‘Other assets’ and the benefit is primarily reflected as a reduction to ‘other operating expenses’ and ‘corporate expenses’ in the Company’s consolidated results of operations.
(u) Recent Accounting Pronouncements
Recently Issued Accounting Standards Adopted
The Company adopted ASU 2023-09, “Improvements to Income Tax Disclosures,” which was issued in December 2023 with the stated purpose of enhancing the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The Company adopted this ASU on a prospective basis. The adoption of this ASU did not have any effect on the Company’s consolidated financial statements.
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
ASU 2025-06, “Intangibles – Goodwill and Other – Internal- Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” was issued in September 2025. The new guidance amends the accounting for the internal-use software by eliminating references to software development project stages. Under the revised standard, entities must capitalize software costs when (i) management has authorized and committed funding for the project, and (ii) it is probable that the project will be completed and the software will function as intended. The update also clarifies that both internal and external training costs, as well as maintenance costs, must be expensed as incurred. The ASU is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. The requirements may be applied prospectively, with options for modified retrospective or full retrospective application. The Company plans to early adopt this ASU on a prospective basis beginning January 1, 2026, consistent with the permitted early adoption rules. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements and related disclosures.

ARCH CAPITAL	120	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ASU 2025-10, “Accounting for Government Grants Received by Business Entities”, was issued in December 2025. The ASU establishes authoritative guidance for the recognition, measurement, and presentation of government grants. The amendments in this ASU are effective for public business entities for annual reporting periods beginning after December 15, 2028, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
4.    Segment Information

The Company classifies its businesses into three segments: insurance, reinsurance and mortgage. The Company determined its segments using the management approach described in accounting guidance regarding disclosures about segments of an enterprise and related information. The accounting policies of the segments are the same as those used for the preparation of the Company’s consolidated financial statements. Intersegment business is allocated to the segment accountable for the underwriting results.
The Company’s insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company’s chief operating decision-makers (“CODMs”): the Chief Executive Officer of Arch Capital and the Chief Financial Officer and Treasurer of Arch Capital. The CODMs do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for its three segments based on underwriting income or loss. The Company does not manage its assets by segment, with the exception of goodwill and intangible assets and accordingly investment income is not allocated to each underwriting segment.
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
The Company’s mortgage segment consists of U.S. primary mortgage insurance business written predominantly on loans sold to the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a government sponsored entity (“GSE”) and also through non-GSE approved entities (combined “Arch MI U.S.”); reinsurance and underwriting services related to U.S. credit-risk transfer (“CRT”) business which are predominately with the GSEs and other U.S. mortgage reinsurance transactions; and international mortgage insurance and reinsurance business covering loans primarily in Australia and Europe.
The Company’s results also include net investment income, net realized gains or losses (which includes, but is not limited to, realized and unrealized changes in the fair value of equity securities and assets accounted for using the fair value option, realized and unrealized gains or losses on derivative instruments, changes in the allowance for credit losses on financial assets and gains or losses realized from the acquisition or disposition of subsidiaries), equity in net income or loss of investment funds accounted for using the equity method, other income (loss), corporate expenses, transaction costs and other, amortization of intangible assets, interest expense, net foreign exchange gains or losses, income tax items, income or loss from operating affiliates and items related to the Company’s non-cumulative preferred shares.

ARCH CAPITAL	121	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders, summary information regarding net premiums written and earned by major line of business and net premiums written by location:

	Year Ended December 31, 2025
	Insurance	Reinsurance	Mortgage	Total
Gross premiums written (1)	$10,435	$11,149	$1,305	$22,878
Premiums ceded (1)	(2,637)	(3,531)	(245)	(6,402)
Net premiums written	7,798	7,618	1,060	16,476
Change in unearned premiums	(27)	504	112	589
Net premiums earned	7,771	8,122	1,172	17,065
Other underwriting income (2)	36	159	22	217
Losses and loss adjustment expenses	(4,764)	(4,610)	4	(9,370)
Acquisition expenses	(1,496)	(1,644)	(13)	(3,153)
Other operating expenses (3)	(1,172)	(469)	(185)	(1,826)
Underwriting income	$375	$1,558	$1,000	2,933

Net investment income				1,625
Net realized gains (losses)				464
Equity in net income (loss) of investments accounted for using the equity method				504
Other income (loss)				54
Corporate expenses (4)				(57)
Transaction costs and other (4)				(75)
Amortization of intangible assets				(193)
Interest expense				(148)
Net foreign exchange gains (losses)				(128)
Income (loss) before income taxes and income (loss) from operating affiliates				4,979
Income tax (expense) benefit				(760)
Income (loss) from operating affiliates				180
Net income (loss)				4,399
Amounts attributable to redeemable noncontrolling interests				—
Net income (loss) available to Arch				4,399
Preferred dividends				(40)
Net income (loss) available to Arch common shareholders				$4,359

Underwriting Ratios
Loss ratio	61.3%	56.8%	-0.4%	54.9%
Acquisition expense ratio	19.3%	20.2%	1.1%	18.5%
Other operating expense ratio (5)	14.6%	3.8%	13.9%	9.4%
Combined ratio	95.2%	80.8%	14.6%	82.8%

Goodwill and intangible assets	$793	$98	$331	$1,222

Total investable assets				$47,369
Total assets				79,241
Total liabilities				55,035
(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.
(2)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(3)    Other operating expenses primarily include expenses that are related to compensation and employee benefits, information technology and professional fees, reduced in part by substance based credits. See note 3(u).
(4)    Certain expenses have been excluded from ‘Corporate expenses’ and reflected in ‘Transaction costs and other.’ See note 3(u).
(5)    The ‘Other operating expense ratio’ for the 2025 period includes ‘Other underwriting income.’

ARCH CAPITAL	122	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2024
	Insurance	Reinsurance	Mortgage	Total
Gross premiums written (1)	$9,053	$11,112	$1,351	$21,511
Premiums ceded (1)	(2,179)	(3,366)	(239)	(5,779)
Net premiums written	6,874	7,746	1,112	15,732
Change in unearned premiums	(247)	(504)	119	(632)
Net premiums earned	6,627	7,242	1,231	15,100
Other underwriting income	—	9	17	26
Losses and loss adjustment expenses	(4,070)	(4,327)	55	(8,342)
Acquisition expenses	(1,217)	(1,432)	(2)	(2,651)
Other operating expenses (2)	(995)	(270)	(207)	(1,472)
Underwriting income (loss)	$345	$1,222	$1,094	2,661

Net investment income				1,495
Net realized gains (losses)				197
Equity in net income (loss) of investments accounted for using the equity method				580
Other income (loss)				42
Corporate expenses (3)				(119)
Transaction costs and other (3)				(81)
Amortization of intangible assets				(235)
Interest expense				(141)
Net foreign exchange gains (losses)				75
Income (loss) before income taxes and income (loss) from operating affiliates				4,474
Income tax (expense) benefit				(362)
Income (loss) from operating affiliates				200
Net income (loss)				4,312
Amounts attributable to redeemable noncontrolling interests				—
Net income (loss) available to Arch				4,312
Preferred dividends				(40)
Net income (loss) available to Arch common shareholders				$4,272

Underwriting Ratios
Loss ratio	61.4%	59.7%	-4.4%	55.2%
Acquisition expense ratio	18.4%	19.8%	0.2%	17.6%
Other operating expense ratio	15.0%	3.7%	16.8%	9.7%
Combined ratio	94.8%	83.2%	12.6%	82.5%

Goodwill and intangible assets	$916	$102	$333	$1,351

Total investable assets				$41,388
Total assets				70,906
Total liabilities				50,086
(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.
(2)    Other operating expenses primarily include expenses that are related to compensation and employee benefits, information technology and professional fees.
(3)    Certain expenses have been excluded from ‘Corporate expenses’ and reflected in ‘Transaction costs and other.’

ARCH CAPITAL	123	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	Insurance	Reinsurance	Mortgage	Total
Gross premiums written (1)	$7,911	$9,113	$1,387	$18,403
Premiums ceded (1)	(2,049)	(2,559)	(335)	(4,935)
Net premiums written	5,862	6,554	1,052	13,468
Change in unearned premiums	(416)	(718)	106	(1,028)
Net premiums earned	5,446	5,836	1,158	12,440
Other underwriting income	—	17	14	31
Losses and loss adjustment expenses	(3,122)	(3,227)	103	(6,246)
Acquisition expenses	(1,055)	(1,240)	(17)	(2,312)
Other operating expenses (2)	(819)	(288)	(194)	(1,301)
Underwriting income (loss)	$450	$1,098	$1,064	2,612

Net investment income				1,023
Net realized gains (losses)				(165)
Equity in net income (loss) of investments accounted for using the equity method				278
Other income (loss)				27
Corporate expenses (3)				(96)
Transaction costs and other (3)				(6)
Amortization of intangible assets				(95)
Interest expense				(133)
Net foreign exchange gains (losses)				(60)
Income (loss) before income taxes and income (loss) from operating affiliates				3,385
Income tax (expense) benefit				873
Income (loss) from operating affiliates				184
Net income				4,442
Amounts attributable to redeemable noncontrolling interests				1
Net income (loss) available to Arch				4,443
Preferred dividends				(40)
Net income (loss) available to Arch common shareholders				$4,403

Underwriting Ratios
Loss ratio	57.3%	55.3%	-8.9%	50.2%
Acquisition expense ratio	19.4%	21.2%	1.4%	18.6%
Other operating expense ratio	15.0%	4.9%	16.8%	10.5%
Combined ratio	91.7%	81.4%	9.3%	79.3%

Goodwill and intangible assets	$224	$130	$377	$731

Total investable assets				$34,589
Total assets				58,906
Total liabilities				40,551
(1)    Certain assumed and ceded amounts related to intersegment transactions are included in individual segment results. Accordingly, the sum of such transactions for each segment does not agree to the total due to eliminations.
(2)    Other operating expenses primarily include expenses that are related to compensation and employee benefits, information technology and professional fees.
(3)    Certain expenses have been excluded from ‘Corporate expenses’ and reflected in ‘Transaction costs and other.’

ARCH CAPITAL	124	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables provide summary information regarding net premiums earned by major line of business and net premiums written by underwriting location:

INSURANCE SEGMENT	Year Ended December 31,
	2025	2024	2023
Net premiums earned
North America
Property and short-tail specialty	$1,373	$1,165	$976
Other liability - occurrence	1,321	942	618
Other liability - claims made	786	843	866
Commercial multi-peril	792	435	193
Commercial automobile	581	459	343
Workers compensation	591	549	495
Other	291	309	290
Total North America	5,735	4,702	3,781

International
Property and short-tail specialty	$1,099	$1,061	$885
Casualty and other	937	864	780
Total International	2,036	1,925	1,665
Total	$7,771	$6,627	$5,446

Net premiums written by underwriting location
North America	$5,724	$4,869	$3,995
International	2,074	2,005	1,867
Total	$7,798	$6,874	$5,862

REINSURANCE SEGMENT	Year Ended December 31,
	2025	2024	2023
Net premiums earned
Specialty	$2,906	$2,619	$2,097
Property excluding property catastrophe	2,252	2,148	1,645
Casualty	1,432	1,088	1,005
Property catastrophe	1,065	959	742
Marine and aviation	317	276	229
Other	150	152	118
Total	$8,122	$7,242	$5,836

Net premiums written by underwriting location
Bermuda	$3,672	$3,425	$3,288
United States	1,798	2,135	1,756
Europe and other	2,148	2,186	1,510
Total	$7,618	$7,746	$6,554

MORTGAGE SEGMENT	Year Ended December 31,
	2025	2024	2023
Net premiums earned
U.S. primary mortgage insurance	$802	$845	$759
U.S. credit risk transfer (CRT) and other	207	213	220
International mortgage insurance/reinsurance	163	173	179
Total	$1,172	$1,231	$1,158

Net premiums written by underwriting location
United States	$780	$823	$743
Other	280	289	309
Total	$1,060	$1,112	$1,052

ARCH CAPITAL	125	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Year Ended December 31,
	2025	2024	2023
Reserve for losses and loss adjustment expenses at beginning of year	$29,369	$22,752	$20,032
Unpaid losses and loss adjustment expenses recoverable	7,821	6,690	6,280
Net reserve for losses and loss adjustment expenses at beginning of year	21,548	16,062	13,752

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	9,970	8,849	6,784
Prior years	(600)	(507)	(538)
Total net incurred losses and loss adjustment expenses	9,370	8,342	6,246

Net losses and loss adjustment expense reserves of acquired business (1)	50	2,477	—

Foreign exchange (gains) losses and other	550	(260)	157

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(1,862)	(1,176)	(1,081)
Prior years	(5,163)	(3,897)	(3,012)
Total net paid losses and loss adjustment expenses	(7,025)	(5,073)	(4,093)

Net reserve for losses and loss adjustment expenses at end of year	24,493	21,548	16,062
Unpaid losses and loss adjustment expenses recoverable	9,054	7,821	6,690
Reserve for losses and loss adjustment expenses at end of year	$33,547	$29,369	$22,752
(1) Activity in the 2025 and 2024 periods primarily related to the MCE Acquisition (see note 2).
Prior year development (“PYD”) arises from changes in loss estimates during the current period related to events occurring in prior calendar years. Long-tailed lines include lines of business that typically take many years for claims to settle such as third party liability; short-tailed lines are those that settle more quickly such as property. The table below summarizes (favorable) and adverse net PYD by segment and tail length:

(Favorable) Adverse	Year Ended December 31,
2025	Short-tailed	Long-tailed	Total
Insurance	$(61)	$18	$(43)
Reinsurance	(386)	64	(322)
Mortgage	(235)	—	(235)
Total	$(682)	$82	$(600)

2024
Insurance	$(53)	$16	$(37)
Reinsurance	(232)	44	(188)
Mortgage	(282)	—	(282)
Total	$(567)	$60	$(507)

2023
Insurance	$(85)	$43	$(42)
Reinsurance	(202)	50	(152)
Mortgage	(344)	—	(344)
Total	$(631)	$93	$(538)

ARCH CAPITAL	126	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended December 31, 2025
The insurance segment’s short-tailed lines included $26 million of favorable development in travel and accident, primarily from the 2023 and 2024 accident years, (i.e., the year in which a loss occurred), and $21 million of favorable development in property, energy, marine and aviation, primarily from the 2023 and 2024 accident years. Net adverse development in long-tailed lines included adverse development in programs, mainly from the 2021 to 2023 accident years.
The reinsurance segment’s short-tailed lines included $178 million of favorable development from property other than property catastrophe, primarily from the 2023 and 2024 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given 12 month period), and $141 million of favorable development from property catastrophe, primarily from the 2023 and 2024 underwriting years. Long-tailed lines included $64 million of adverse development in casualty, primarily from the 2021, 2023 and 2024 underwriting years.
The mortgage segment’s favorable development was driven by reserve releases associated with the U.S. first lien portfolio from the 2023 and 2024 accident years. The Company’s credit risk transfer and international businesses also contributed to the favorable development.
Year Ended December 31, 2024
The insurance segment’s short-tailed lines included $32 million of favorable development in travel and accident, primarily from the 2023 accident year, and $31 million of favorable development in surety, primarily from the 2007, 2022 and 2023 accident years. Net adverse development in long-tailed lines included adverse development in programs, mainly from the 2023 accident year.
The reinsurance segment’s short-tailed lines included $99 million of favorable development from property other than property catastrophe, primarily from the 2022 and 2023 underwriting years, $74 million of favorable development from specialty lines, primarily from the 2015 to 2022 underwriting years, and $64 million of favorable development from property catastrophe, primarily from the 2020 to 2023 underwriting years. Long-tailed lines included $44 million of adverse development in casualty, primarily from the 2016, 2017 and 2020 underwriting years.
The mortgage segment’s favorable development was driven by reserve releases associated with the U.S. first lien portfolio from the 2022 and 2023 accident years. The Company’s credit risk transfer and international businesses also contributed to the favorable development.
Year Ended December 31, 2023
The insurance segment’s short-tailed lines included $43 million of favorable development in property, energy marine and aviation, primarily from the 2021 and 2022 accident years, $22 million of favorable development in warranty and lenders solutions, primarily from the 2022 accident year, and $15 million of favorable development in travel and accident, primarily from the 2022 accident year. Long-tailed lines included $50 million of adverse development in professional liability, primarily from the 2017 to 2020 accident years.
The reinsurance segment’s short-tailed lines included $93 million of favorable development in property other than property catastrophe, primarily from the 2020 to 2022 underwriting years, $51 million of favorable development in property catastrophe, primarily from the 2019 to 2022 underwriting years, and $35 million from specialty lines, primarily from the 2021 underwriting year. Long-tailed lines included $45 million of adverse development in casualty business, primarily from the 2013 to 2020 underwriting years.
The mortgage segment’s favorable development was driven by reserve releases associated with the U.S. first lien portfolio from the 2020 to 2022 accident years. The Company’s credit risk transfer and international businesses also contributed to the favorable development.

ARCH CAPITAL	127	2025 FORM 10-K

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

	Third party claims-made business	Professional lines
	Multi-line and other specialty	Programs; contract binding (part of excess and surplus casualty); travel, accident and health; warranty and lenders solutions; and other (contract and commercial surety coverages); MCE business[1]

Reinsurance	Casualty	Casualty
	Property catastrophe	Property catastrophe
	Property excluding property catastrophe	Property excluding property catastrophe
	Marine and aviation	Marine and aviation
	Specialty	Specialty

Mortgage	Direct mortgage insurance in the U.S.	Mortgage insurance on U.S. primary exposures
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

ARCH CAPITAL	128	2025 FORM 10-K

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

ARCH CAPITAL	129	2025 FORM 10-K

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

ARCH CAPITAL	130	2025 FORM 10-K

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
From time to time, the Company enters into loss portfolio transfer and adverse development cover reinsurance agreements accounted for as retroactive reinsurance. These agreements transfer Loss Reserves and future favorable or adverse development on certain runoff programs and certain third party occurrence business, within multi-line and other specialty business (the “Covered Lines”). As incurred losses and allocated loss adjustment expenses for the Covered Lines are ceded to the reinsurer, the Company is not exposed to changes in the amount, timing and uncertainty of cash flows arising from the Covered Lines. To avoid distortion, the incurred losses and allocated loss adjustment expenses and cumulative paid losses and loss adjustment expenses for the Covered Lines are excluded entirely from the tables below. Unpaid loss and loss adjustment expenses recoverable at December 31, 2025 included $121 million related to such reinsurance agreements.

The following tables present information on the insurance segment’s short-duration insurance contracts:

Property, energy, marine and aviation (in millions except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2025
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024 unaudited	2025
2016	$104	$101	$105	$100	$96	$92	$87	$87	$86	$86	$—	6,189
2017		281	246	236	230	231	225	225	224	225	—	6,512
2018			181	186	174	170	170	172	170	171	—	5,091
2019				179	179	165	161	159	156	156	(2)	7,518
2020					359	329	336	333	337	335	1	8,558
2021						427	429	423	421	420	12	10,380
2022							522	495	576	679	91	16,853
2023								571	510	483	48	22,016
2024									703	607	142	25,054
2025										693	327	21,693
									Total	$3,855

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2016	$25	$83	$98	$97	$94	$91	$87	$87	$86	$86
2017		30	140	195	212	216	218	220	221	223
2018			30	102	135	143	150	154	157	162
2019				26	105	134	139	148	153	155
2020					56	194	251	293	306	317
2021						90	268	343	365	396
2022							100	276	337	547
2023								146	271	378
2024									195	363
2025										267
					Total					2,894
					All outstanding liabilities before 2016, net of reinsurance					14
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$975

ARCH CAPITAL	131	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Third party occurrence business (in millions except claim count)
	Incurred losses and allocated loss adjustment expenses, net of reinsurance										December 31, 2025
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024 unaudited	2025
2016	$389	$394	$406	$399	$375	$367	$363	$352	$345	$331	$49	78,399
2017		417	417	422	412	407	406	404	408	398	72	84,591
2018			430	453	450	451	459	461	448	435	84	79,101
2019				456	487	480	471	470	451	439	80	87,700
2020					606	616	640	632	606	594	91	92,035
2021						622	662	659	671	688	66	94,124
2022							687	726	735	737	300	95,570
2023								877	936	936	482	100,702
2024									1,001	1,038	756	103,711
2025										1,153	1,022	79,110
									Total	$6,749

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2016	$12	$42	$87	$137	$164	$195	$215	$230	$246	$252
2017		13	52	100	135	165	221	247	271	289
2018			17	64	115	154	200	247	271	289
2019				18	73	122	173	214	255	282
2020					24	76	155	235	318	374
2021						26	91	174	323	444
2022							24	85	186	294
2023								32	156	264
2024									37	136
2025										46
					Total					2,670
					All outstanding liabilities before 2016, net of reinsurance					375
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$4,454

Third party claims-made business (in millions except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2025
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024 unaudited	2025
2016	$275	$291	$308	$314	$322	$327	$329	$327	$329	$325	$8	15,135
2017		270	285	311	308	323	316	337	339	326	23	15,712
2018			272	314	319	335	347	366	366	362	22	17,304
2019				288	317	317	321	329	329	326	34	17,428
2020					383	412	423	445	432	419	54	17,580
2021						514	517	498	461	446	119	19,120
2022							668	654	589	570	186	21,348
2023								809	895	901	375	26,037
2024									736	777	432	29,857
2025										882	736	29,188
									Total	$5,334

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2016	$11	$68	$127	$158	$205	$242	$257	$295	$296	$304
2017		9	67	113	143	196	232	257	276	284
2018			12	68	118	158	208	258	285	305
2019				12	65	122	154	196	235	254
2020					17	87	151	214	265	309
2021						23	90	162	223	269
2022							25	100	218	307
2023								64	200	332
2024									56	196
2025										49
					Total					2,609
					All outstanding liabilities before 2016, net of reinsurance					89
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$2,814

ARCH CAPITAL	132	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Multi-line and other specialty (in millions except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2025
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024 unaudited	2025
2016	$408	$430	$427	$416	$410	$408	$408	$406	$404	$403	$3	196,531
2017		482	500	491	500	504	512	515	514	516	4	235,002
2018			512	564	562	564	564	564	564	566	6	265,421
2019				566	611	639	650	656	670	666	8	247,961
2020					616	567	513	515	519	519	22	170,515
2021						634	618	613	634	643	33	137,791
2022							677	640	639	624	64	156,572
2023								815	809	823	133	176,315
2024									1,419	1,442	508	200,279
2025										1,987	1,195	140,332
									Total	$8,189

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2016	$176	$304	$341	$362	$379	$385	$390	$391	$396	$397
2017		181	342	380	423	446	472	479	493	499
2018			211	388	442	479	508	526	543	550
2019				212	385	486	548	576	611	629
2020					171	308	358	405	450	469
2021						157	334	427	511	557
2022							177	370	439	491
2023								253	489	588
2024									336	727
2025										493
					Total					5,400
					All outstanding liabilities before 2016, net of reinsurance					38
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$2,827
The following table presents the average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance, as of December 31, 2025:

	Average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Property, energy, marine and aviation	23.0%	41.4%	18.2%	8.9%	3.3%	1.0%	—%	1.1%	(0.1)%	0.1%
Third party occurrence business	3.7%	10.1%	12.4%	13.4%	11.3%	10.5%	6.1%	5.0%	4.6%	2.0%
Third party claims-made business	4.7%	16.1%	16.3%	12.0%	13.3%	11.8%	6.4%	7.7%	1.3%	2.4%
Multi-line and other specialty	31.2%	29.0%	11.0%	8.5%	5.6%	3.7%	2.1%	1.4%	1.1%	0.4%
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

ARCH CAPITAL	133	2025 FORM 10-K

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
Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2025 there were no significant backlogs related to the processing of assumed reinsurance information at our reinsurance operations.
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

ARCH CAPITAL	134	2025 FORM 10-K

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
In the initial reserving process for long-tail reinsurance lines (consisting of casualty, specialty, marine and aviation and other exposures), the Company primarily relies on the expected loss method. The development of long-tail business may be unstable, especially if there are high severity major events, with business written on an excess of loss basis typically having a longer tail than business written on a pro rata basis. As time passes, for a given underwriting year, additional weight is given to the paid and incurred B-F loss development methods and eventually to the historical paid and incurred loss development methods in the reserving process. Our reinsurance operations make a number of key assumptions in reserving for long-tail lines, including that the pricing loss ratio is the best estimate of the ultimate loss ratio at the time the contract is entered into, historical paid and reported development patterns are stable and claims personnel and underwriters’ analyses of our exposure to major events are our best estimate of our exposure to the known claims on those events. The expected loss ratios used in our reinsurance operations’ initial reserving process for long-tail contracts have varied over time due to changes in pricing, terms and conditions and reinsurance structure. As the credibility of historical experience for earlier underwriting years increases, the experience from these underwriting years is used in the actuarial analysis to determine future underwriting year expected loss ratios, adjusted for changes in pricing, loss trends, terms and conditions and reinsurance structure.

ARCH CAPITAL	135	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present information on the reinsurance segment’s short-duration insurance contracts:

Casualty (in millions)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2025
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024 unaudited	2025
2016	$216	$228	$252	$267	$274	$273	$277	$285	$287	$289	$45	N/A
2017		271	258	274	302	314	321	336	343	346	55	N/A
2018			281	295	286	291	304	314	328	332	53	N/A
2019				336	346	372	384	406	405	402	65	N/A
2020					389	377	360	379	399	365	108	N/A
2021						444	438	428	428	464	163	N/A
2022							552	533	546	539	241	N/A
2023								664	669	695	385	N/A
2024									734	776	624	N/A
2025										1,002	928	N/A
									Total	$5,210

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2016	$6	$26	$52	$87	$114	$133	$158	$174	$188	$197
2017		6	30	64	113	138	165	190	224	239
2018			8	31	107	129	155	183	207	224
2019				16	58	97	131	220	258	287
2020					18	51	90	132	178	202
2021						15	54	103	191	236
2022							18	62	114	182
2023								19	88	173
2024									14	66
2025										25
									Total	1,831
					All outstanding liabilities before 2016, net of reinsurance					406
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$3,785

ARCH CAPITAL	136	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property catastrophe (in millions)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2025
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024 unaudited	2025
2016	$23	$16	$12	$9	$6	$6	$5	$4	$4	$4	$—	N/A
2017		86	54	50	36	24	21	21	21	20	—	N/A
2018			69	44	25	12	3	—	(2)	(4)	—	N/A
2019				12	4	4	(4)	(11)	(7)	(8)	1	N/A
2020					272	337	341	330	319	321	5	N/A
2021						323	318	305	307	302	11	N/A
2022							306	298	273	262	30	N/A
2023								272	272	227	18	N/A
2024									512	441	67	N/A
2025										415	84	N/A
									Total	$1,980

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2016	$(7)	$2	$2	$3	$2	$2	$2	$2	$2	$3
2017		31	32	37	27	14	16	17	17	17
2018			27	2	12	(17)	(14)	(13)	(11)	(12)
2019				4	4	8	(17)	(16)	(25)	(26)
2020					57	158	208	251	262	271
2021						66	177	230	239	243
2022							70	169	211	219
2023								8	84	120
2024									60	145
2025										82
									Total	1,062
					All outstanding liabilities before 2016, net of reinsurance					2
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$920

Property excluding property catastrophe (in millions)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2025
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024 unaudited	2025
2016	$174	$144	$136	$135	$138	$135	$129	$130	$127	$124	$3	N/A
2017		267	250	237	230	213	205	202	201	197	6	N/A
2018			223	239	235	212	202	203	203	197	3	N/A
2019				216	206	195	190	190	196	193	11	N/A
2020					368	339	319	320	322	313	(1)	N/A
2021						546	497	491	499	500	14	N/A
2022							745	670	660	656	70	N/A
2023								839	740	744	117	N/A
2024									1,212	1,056	325	N/A
2025										1,170	648	N/A
									Total	$5,150

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2016	$33	$94	$98	$103	$111	$113	$114	$114	$117	$116
2017		28	124	155	164	178	182	186	186	186
2018			30	107	151	167	175	177	177	181
2019				43	124	150	162	169	170	174
2020					101	207	243	266	280	291
2021						136	269	363	424	457
2022							142	360	468	526
2023								151	382	489
2024									144	445
2025										190
									Total	3,055
					All outstanding liabilities before 2016, net of reinsurance					8
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$2,103

ARCH CAPITAL	137	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine and aviation (in millions)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2025
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024 unaudited	2025
2016	$27	$23	$23	$19	$17	$15	$12	$11	$11	$10	$2	N/A
2017		29	26	24	21	20	17	15	15	15	2	N/A
2018			27	25	24	24	21	21	20	19	2	N/A
2019				48	55	60	61	62	63	60	6	N/A
2020					83	76	80	80	82	81	4	N/A
2021						110	96	82	79	86	8	N/A
2022							126	138	134	167	38	N/A
2023								161	170	156	44	N/A
2024									233	220	100	N/A
2025										227	172	N/A
									Total	$1,041

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2016	$(7)	$(2)	$—	$3	$6	$7	$7	$7	$7	$8
2017		2	7	9	11	12	12	12	12	12
2018			2	7	11	13	14	15	16	16
2019				11	22	29	35	43	49	49
2020					9	26	42	60	66	71
2021						8	24	45	53	68
2022							12	37	63	86
2023								13	43	77
2024									18	44
2025										16
									Total	447
					All outstanding liabilities before 2016, net of reinsurance					18
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$612

ARCH CAPITAL	138	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Specialty (in millions)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2025
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024 unaudited	2025
2016	$338	$335	$328	$319	$326	$321	$318	$319	$312	$315	$6	N/A
2017		412	405	385	386	384	379	376	372	378	11	N/A
2018			431	423	417	442	438	438	431	425	16	N/A
2019				441	418	412	408	418	413	398	25	N/A
2020					607	536	531	551	543	532	36	N/A
2021						628	629	630	637	638	33	N/A
2022							962	942	991	950	108	N/A
2023								1,303	1,230	1,321	330	N/A
2024									1,696	1,647	623	N/A
2025										1,960	1,275	N/A
									Total	$8,564

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2016	$113	$213	$251	$271	$288	$295	$301	$305	$304	$305
2017		141	266	309	325	339	350	360	361	362
2018			135	286	326	348	366	389	393	392
2019				126	217	286	313	335	355	354
2020					138	299	377	413	453	471
2021						156	319	443	508	546
2022							186	465	627	698
2023								207	502	714
2024									331	705
2025										383
									Total	4,930
					All outstanding liabilities before 2016, net of reinsurance					35
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$3,669
The following table presents the average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance, as of December 31, 2025:

	Average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Casualty	2.9%	8.2%	11.8%	12.1%	11.5%	7.8%	7.6%	6.8%	4.7%	3.0%
Property catastrophe	(62.4)%	110.1%	(23.8)%	138.8%	(24.8)%	17.4%	(4.8)%	1.0%	2.2%	5.7%
Property excluding property catastrophe	20.9%	37.0%	14.5%	7.3%	5.4%	1.8%	1.2%	0.7%	1.1%	(0.7)%
Marine and aviation	1.8%	24.3%	19.8%	15.0%	12.2%	6.4%	2.0%	1.1%	1.1%	6.2%
Specialty	26.2%	28.2%	14.6%	6.7%	5.4%	3.8%	1.2%	0.5%	—%	0.1%
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

ARCH CAPITAL	139	2025 FORM 10-K

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

ARCH CAPITAL	140	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information on the mortgage segment’s short-duration insurance contracts:

U.S. primary mortgage insurance (in millions except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2025
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of paid claims
Year ended December 31,
Accident year	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024 unaudited	2025
2016	$184	$171	$149	$141	$142	$142	$137	$136	$136	$136	—	3,564
2017		179	132	107	108	109	102	99	99	97	—	2,723
2018			132	96	89	88	72	69	69	66	—	1,990
2019				108	119	110	63	51	52	48	—	1,491
2020					420	374	78	33	31	26	—	904
2021						144	77	20	17	13	—	443
2022							173	55	30	22	—	604
2023								182	71	36	—	727
2024									180	86	—	509
2025										191	1	87
									Total	$721

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2016	11	72	113	127	131	132	132	133	134	135
2017		9	48	79	87	90	92	93	95	95
2018			4	31	50	56	59	60	63	64
2019				3	20	29	34	39	42	44
2020					1	4	8	13	19	21
2021						—	2	5	8	10
2022							—	3	10	14
2023								—	7	18
2024									1	16
2025										2
									Total	419
					All outstanding liabilities before 2016, net of reinsurance					9
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$311
The following table presents the average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance, as of December 31, 2025:

Average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
U.S. Primary	4.1%	26.0%	26.0%	14.3%	9.6%	4.2%	2.6%	1.3%	0.7%	0.5%

ARCH CAPITAL	141	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents a reconciliation of the disclosures of net incurred and paid loss development tables to the reserve for losses and loss adjustment expenses at December 31, 2025:

December 31, 2025
Net outstanding liabilities
Insurance
Property, energy, marine and aviation	$975
Third party occurrence business	4,454
Third party claims-made business	2,814
Multi-line and other specialty	2,827
Reinsurance
Casualty	3,785
Property catastrophe	920
Property excluding property catastrophe	2,103
Marine and aviation	612
Specialty	3,669
Mortgage
U.S. primary	311
Other short duration lines not included in disclosures (1)	1,436
Total for short duration lines	23,906

Unpaid losses and loss adjustment expenses recoverable
Insurance
Property, energy, marine and aviation	456
Third party occurrence business	2,893
Third party claims-made business	907
Multi-line and other specialty	436
Reinsurance
Casualty	861
Property catastrophe	911
Property excluding property catastrophe	362
Marine and aviation	549
Specialty	1,386
Mortgage
U.S. primary	42
Other short duration lines not included in disclosures (2)	271
Intercompany eliminations	(20)
Total for short duration lines	9,054

Lines other than short duration	136
Discounting	(78)
Unallocated claims adjustment expenses	529
587

Reserve for losses and loss adjustment expenses	$33,547

(1)    Includes amounts primarily associated with the loss portfolio reinsurance agreement related to the MCE Acquisition. See note 2.
(2)    Includes unpaid loss and loss adjustment expenses recoverable of $121 million related to the loss portfolio transfer reinsurance agreements.
7.    Allowance for Expected Credit Losses

Premiums Receivable
The following table provides a roll forward of the allowance for expected credit losses of the Company’s premium receivables:

Year Ended December 31, 2025	Premium Receivables, Net of Allowance	Allowance for Expected Credit Losses
Balance at beginning of period	$5,634	$45
Change for provision of expected credit losses (1)		(2)
Balance at end of period	$5,723	$43

Year Ended December 31, 2024
Balance at beginning of period	$4,644	$34
Provision on business acquired (2)		16
Change for provision of expected credit losses (1)		(5)
Balance at end of period	$5,634	$45
(1) Amounts deemed uncollectible are written-off in operating expenses. For the 2025 and 2024 periods, amounts written off totaled $3 million and $3 million, respectively.
(2) Reflects provision for current expected credit losses on premiums receivable related to the MCE Acquisition. See note 2.
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
The following table provides a roll forward of the allowance for expected credit losses of the Company’s reinsurance recoverables:

Year Ended December 31, 2025	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
Balance at beginning of period	$8,260	$17
Change for provision of expected credit losses		—
Balance at end of period	$9,526	$17

Year Ended December 31, 2024
Balance at beginning of period	$7,064	$21
Change for provision of expected credit losses		(4)
Balance at end of period	8,260	$17

ARCH CAPITAL	142	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums) at December 31, 2025 and 2024:

	December 31,
	2025	2024
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	$9,526	$8,260
% due from carriers with A.M. Best rating of “A-” or better	62.1%	63.8%
% due from all other carriers with no A.M. Best rating (1)	37.9%	36.2%
Largest balance due from any one carrier as % of total shareholders’ equity	8.1%	7.8%
(1)    At December 31, 2025 and 2024 period, over 96% of such amounts were collateralized through reinsurance trusts, funds withheld arrangements, letters of credit or other.
Contractholder Receivables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s contractholder receivables:

Year Ended December 31, 2025	Contractholder Receivables, Net of Allowance	Allowance for Expected Credit Losses
Balance at beginning of period	$2,161	$5
Change for provision of expected credit losses		2
Balance at end of period	$2,270	$7

Year Ended December 31, 2024
Balance at beginning of period	$1,814	$3
Change for provision of expected credit losses		2
Balance at end of period	2,161	$5

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
The effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Year Ended December 31,
	2025	2024	2023
Premiums Written
Direct	$10,250	$10,056	$9,652
Assumed	12,628	11,455	8,751
Ceded	(6,402)	(5,779)	(4,935)
Net	$16,476	$15,732	$13,468

Premiums Earned
Direct	$10,200	$9,721	$9,131
Assumed	13,089	10,880	7,890
Ceded	(6,224)	(5,501)	(4,581)
Net	$17,065	$15,100	$12,440

Losses and Loss Adjustment Expenses
Direct	$5,975	$5,676	$4,739
Assumed	7,260	6,137	3,975
Ceded	(3,865)	(3,471)	(2,468)
Net	$9,370	$8,342	$6,246

ARCH CAPITAL	143	2025 FORM 10-K

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
The following table summarizes the respective coverages and retentions at December 31, 2025:

Bellemeade Entities (Issue Date)	Initial Coverage at Issuance	Current Coverage	Remaining Retention, Net
2021-3 Ltd. (1)	$639	$35	$130
2022-1 Ltd. (2)	317	54	135
2022-2 Ltd. (3)	327	134	187
2023-1 Ltd. (4)	233	186	164
2024-1 Ltd. (5)	204	163	170
2025-1 Ltd. (6)	249	239	166
Total	$1,969	$811	$952

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
(6)    Issued in November 2025, covering in-force policies issued between July 1, 2024 and September 30, 2025. $199 million was directly funded by Bellemeade Re 2025-1 Ltd. via insurance-linked notes, with an additional $50 million capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.

ARCH CAPITAL	144	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.    Investment Information

Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Cost or Amortized Cost
December 31, 2025
Fixed maturities:
Corporate bonds	$14,058	$265	$(142)	$(10)	$13,945
U.S. government and government agencies	7,445	23	(21)	—	7,443
Asset backed securities	3,574	20	(15)	(8)	3,577
Non-U.S. government securities	3,270	53	(81)	(1)	3,299
Residential mortgage backed securities	2,705	34	(21)	—	2,692
Commercial mortgage backed securities	1,212	11	(5)	(1)	1,207
Municipal bonds	162	—	(4)	—	166
Total	32,426	406	(289)	(20)	32,329
Short-term investments	2,625	2	(1)	—	2,624
Total	$35,051	$408	$(290)	$(20)	$34,953

December 31, 2024
Fixed maturities:
Corporate bonds	$12,487	$110	$(346)	$(12)	$12,735
U.S. government and government agencies	6,710	8	(149)	—	6,851
Asset backed securities	2,900	19	(32)	(8)	2,921
Non-U.S. government securities	2,538	30	(107)	(1)	2,616
Residential mortgage backed securities	1,079	6	(31)	—	1,104
Commercial mortgage backed securities	1,058	6	(11)	(1)	1,064
Municipal bonds	263	—	(16)	—	279
Total	27,035	179	(692)	(22)	27,570
Short-term investments	2,784	2	(2)	—	2,784
Total	$29,819	$181	$(694)	$(22)	$30,354

ARCH CAPITAL	145	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2025
Fixed maturities:
Corporate bonds	$2,972	$(64)	$1,364	$(78)	$4,336	$(142)
U.S. government and government agencies	3,092	(15)	274	(6)	3,366	(21)
Non-U.S. government securities	2,087	(35)	432	(46)	2,519	(81)
Residential mortgage backed securities	312	(3)	178	(18)	490	(21)
Asset backed securities	806	(2)	332	(13)	1,138	(15)
Commercial mortgage backed securities	239	(1)	48	(4)	287	(5)
Municipal bonds	6	—	137	(4)	143	(4)
Total	9,514	(120)	2,765	(169)	12,279	(289)
Short-term investments	614	(1)	—	—	614	(1)
Total	$10,128	$(121)	$2,765	$(169)	$12,893	$(290)

December 31, 2024
Fixed maturities:
Corporate bonds	$4,582	$(114)	$2,924	$(232)	$7,506	$(346)
U.S. government and government agencies	5,130	(100)	516	(49)	5,646	(149)
Non-U.S. government securities	1,650	(58)	418	(49)	2,068	(107)
Residential mortgage backed securities	571	(6)	186	(25)	757	(31)
Asset backed securities	236	(8)	426	(24)	662	(32)
Commercial mortgage backed securities	180	(1)	434	(10)	614	(11)
Municipal bonds	48	(1)	176	(15)	224	(16)
Total	12,397	(288)	5,080	(404)	17,477	(692)
Short-term investments	97	(2)	—	—	97	(2)
Total	$12,494	$(290)	$5,080	$(404)	$17,574	$(694)
At December 31, 2025, on a lot level basis, approximately 7,240 security lots out of a total of approximately 25,330 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $4 million. The Company believes that such securities were temporarily impaired at December 31, 2025. At December 31, 2024, on a lot level basis, approximately 9,980 security lots out of a total of approximately 20,930 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $8 million.
The contractual maturities of the Company’s fixed maturities are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2025		December 31, 2024
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$370	$366	$438	$451
Due after one year through five years	17,053	16,989	15,364	15,590
Due after five years through 10 years	6,893	6,877	5,811	6,039
Due after 10 years	619	621	385	401
	24,935	24,853	21,998	22,481
Mortgage backed securities	2,705	2,692	1,079	1,104
Commercial mortgage backed securities	1,212	1,207	1,058	1,064
Asset backed securities	3,574	3,577	2,900	2,921
Total	$32,426	$32,329	$27,035	$27,570

ARCH CAPITAL	146	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Securities, at Fair Value
At December 31, 2025, the Company held $1.9 billion of equity securities, at fair value, compared to $1.7 billion at December 31, 2024.
Net Investment Income
The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2025	2024	2023
Fixed maturities	$1,465	$1,266	$917
Short-term investments	102	144	68
Equity securities (dividends)	41	40	22
Other (1)	109	136	93
Gross investment income	1,717	1,586	1,100
Investment expenses	(92)	(91)	(77)
Net investment income	$1,625	$1,495	$1,023
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.

Net Realized Gains (Losses)
Net realized gains (losses) were as follows:

	Year Ended December 31,
	2025	2024	2023
Available for sale securities:
Gross gains on investment sales	$296	$259	$116
Gross losses on investment sales	(271)	(354)	(547)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	29	3	18
Other investments	38	(144)	27
Equity securities	—	(1)	1
Short-term investments	3	—	—
Equity securities, at fair value :
Net realized gains (losses) on securities sold	84	62	61
Net unrealized gains (losses) on equity securities still held at reporting date	130	108	88
Allowance for credit losses:
Investments related	(6)	—	3
Underwriting related	3	5	(1)
Derivative instruments (1)	327	8	59
Other (2)	(169)	251	10
Net realized gains (losses)	$464	$197	$(165)
(1)    See note 11, for information on the Company’s derivative instruments.
(2)    Amounts in the 2025 periods primarily include losses related to the sale of certain alternative investments accounted for under the equity method, while amounts in the 2024 period include benefits from the sale of Castel Underwriting Agencies Limited and the acquisition of RMIC Companies, Inc.
Other Investments, at Fair Value
The following table summarizes the Company’s assets and liabilities which are accounted for using the fair value option:

	December 31,
	2025	2024
Other investments	$1,957	$2,135
Fixed maturities	1,110	854
Equity securities	5	7
Short-term investments	64	70
Total other investments	$3,136	$3,066
The following table summarizes the Company’s other investments, as detailed in the previous table, by strategy:

	December 31,
	2025	2024
Investment grade fixed income	1,225	1,055
Private equity	250	229
Lending	220	303
Term loan investments	173	430
Credit related funds	87	99
Energy	2	19
Total	$1,957	$2,135
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
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet item:

	December 31,
	2025	2024
Investments accounted for using the equity method (1)	$6,453	$5,980
Investments accounted for using the fair value option (2)	—	48
Total	$6,453	$6,028
(1)     Aggregate unfunded commitments were $3.6 billion at December 31, 2025, compared to $4.3 billion at December 31, 2024.
(2)    Aggregate unfunded commitments were $65 million at December 31, 2025, compared to $21 million at December 31, 2024.

ARCH CAPITAL	147	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	December 31,
	2025	2024
Private equity	$2,397	$1,915
Credit related funds	1,616	1,487
Real estate	767	869
Lending	558	616
Fixed income	501	384
Infrastructure	346	425
Equities	231	217
Energy	37	67
Total	$6,453	$5,980
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
Equity in Net Income (Loss) of Investments Accounted For Using the Equity Method
The Company recorded equity in net income related to investments accounted for using the equity method of $504 million for 2025, compared to $580 million for 2024 and $278 million for 2023. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds).
A summary of aggregated financial information for the Company’s investment funds and operating affiliates accounted for using the equity method is as follows:

	December 31,
	2025	2024
Invested assets	$139,175	$113,977
Total assets	156,736	132,647
Total liabilities	37,031	36,614
Net assets	$119,705	$96,033

	Year Ended December 31,
	2025	2024	2023
Total revenues	$21,594	$19,160	$7,766
Total expenses	8,643	7,269	7,174
Net income (loss)	$12,951	$11,891	$592
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
In 2021, the Company completed the share purchase agreement with Natixis to purchase 29.5% of the common equity of Coface, a France-based leader in the global trade credit insurance market. The consideration paid was €9.95 per share, or an aggregate €453 million (approximately $546 million) including related fees. As of December 31, 2025, the Company owned approximately 29.9% of the issued shares of Coface, or 30% excluding treasury shares, with a carrying value of $707 million, compared to $592 million at December 31, 2024.
In 2021, the Company’s investment in Somers Group Holdings Ltd. and its wholly owned subsidiaries (collectively, “Somers”) was acquired by Greysbridge for a cash purchase price of $35.00 per common share. As of December 31, 2025, the Company owns 30% of Greysbridge, compared to 40% at December 31, 2024, with the remaining interests held by third party investors. At December 31, 2025 the

ARCH CAPITAL	148	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company’s carrying value in Greysbridge was $486 million, compared to $523 million at December 31, 2024. See note 16.
The Company recorded income from operating affiliates of $180 million for 2025, compared to $200 million for 2024 and $184 million for 2023.
Allowance for Expected Credit Losses
The following table provides a roll forward of the allowance for expected credit losses of the Company’s securities classified as available for sale:

Year Ended December 31, 2025	Structured Securities (1)	Non-U.S. Government Securities	Corporate Bonds	Total
Balance at beginning of period	$9	$1	$12	$22
Additions for current-period provision for expected credit losses	3	—	2	5
Additions (reductions) for previously recognized expected credit losses	(3)	—	3	—
Reductions due to disposals	—	—	(7)	(7)
Balance at end of period	$9	$1	$10	$20

Year Ended December 31, 2024
Balance at beginning of period	$7	$1	$20	$28
Additions for current-period provision for expected credit losses	—	—	—	—
Additions (reductions) for previously recognized expected credit losses	3	—	(3)	—
Reductions due to disposals	(1)	—	(5)	(6)
Balance at end of period	$9	$1	$12	$22
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
The following table details the value of the Company’s restricted assets:

	December 31,
	2025	2024
Assets used for collateral or guarantees:
Affiliated transactions	$5,323	$4,730
Third party agreements	6,784	5,999
Deposits with U.S. regulatory authorities	948	882
Other (1)	1,898	1,437
Total restricted assets	$14,953	$13,048
(1) Primarily includes Funds at Lloyd’s, deposits with non-U.S. regulatory authorities and other restricted assets.
Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	December 31,
	2025	2024	2023
Cash	$993	$979	$917
Restricted cash (included in ‘other assets’)	1,074	781	581
Cash and restricted cash	$2,067	$1,760	$1,498

ARCH CAPITAL	149	2025 FORM 10-K

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
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $40.3 billion of financial assets and liabilities measured at fair value at December 31, 2025, approximately $278 million, or 0.7%, were priced using non-binding broker-dealer quotes. Of the $35.0 billion of financial assets and liabilities measured at fair value at December 31, 2024, approximately $185 million, or 0.5%, were priced using non-binding broker-dealer quotes.
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

ARCH CAPITAL	150	2025 FORM 10-K

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

ARCH CAPITAL	151	2025 FORM 10-K

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

ARCH CAPITAL	152	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2025:

		Fair Value Measurement Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$14,058	$—	$13,930	$128
U.S. government and government agencies	7,445	7,445	—	—
Asset backed securities	3,574	—	3,557	17
Non-U.S. government securities	3,270	—	3,270	—
Residential mortgage backed securities	2,705	—	2,705	—
Commercial mortgage backed securities	1,212	—	1,212	—
Municipal bonds	162	—	162	—
Total	32,426	7,445	24,836	145

Short-term investments	2,625	2,326	299	—

Equity securities, at fair value	1,864	1,829	26	9

Derivative instruments (1)	180	—	180	—

Residential mortgage loans	24	—	24	—

Fair value option:
Corporate bonds	1,102	—	1,102	—
Non-U.S. government bonds	3	—	3	—
Asset backed securities	—	—	—	—
U.S. government and government agencies	5	5	—	—
Short-term investments	64	2	22	40
Equity securities	5	—	—	5
Other investments	398	—	166	232
Other investments measured at net asset value (2)	1,559
Total	3,136	7	1,293	277

Total assets measured at fair value	$40,255	$11,607	$26,658	$431

Liabilities measured at fair value:
Other liabilities	$(18)	$—	$—	$(18)
Derivative instruments (1)	(72)	—	(72)	—
Total liabilities measured at fair value	$(90)	$—	$(72)	$(18)
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

ARCH CAPITAL	153	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2024:

		Fair Value Measurement Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$12,487	$—	$12,390	$97
U.S. government and government agencies	6,710	6,709	1	—
Asset backed securities	2,900	—	2,900	—
Non-U.S. government securities	2,538	—	2,538	—
Residential mortgage backed securities	1,079	—	1,079	—
Commercial mortgage backed securities	1,058	—	1,058	—
Municipal bonds	263	—	263	—
Total	27,035	6,709	20,229	97

Equity securities, at fair value	1,675	1,640	28	7

Short-term investments	2,784	2,704	80	—

Derivative instruments (1)	206	—	206	—

Residential mortgage loans	15	—	15	—

Fair value option:
Corporate bonds	832	—	832	—
Non-U.S. government bonds	8	—	8	—
Asset backed securities	—	—	—	—
U.S. government and government agencies	14	14	—	—
Short-term investments	70	—	37	33
Equity securities	6	2	—	4
Other investments	752	—	563	189
Other investments measured at net asset value (2)	1,383
Total	3,065	16	1,440	226

Total assets measured at fair value	$34,780	$11,069	$21,998	$330

Liabilities measured at fair value:
Other liabilities	$(73)	$—	$—	$(73)
Derivative instruments (1)	(115)	—	(115)	—
Total liabilities measured at fair value	$(188)	$—	$(115)	$(73)
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

ARCH CAPITAL	154	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2025 and 2024:

		Assets						Liabilities
	Available For Sale			Fair Value Option			Fair Value
	Structured Securities (1)	Corporate Bonds	Short-term Investments	Other Investments	Short-term Investments	Equity Securities	Equity Securities	Other Liabilities
Year Ended December 31, 2025
Balance at beginning of year	$—	$97	$—	$189	$33	$4	$7	$(73)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	1	—	—	—	1	—	2
Included in other comprehensive income	—	1	—	—	—	—	—	(2)
Purchases, issuances, sales and settlements
Purchases	14	1	—	190	67	—	2	—
Issuances	—	—	—	—	—	—	—	—
Sales	—	—	—	(5)	—	—	—	—
Settlements	(2)	(60)	—	(146)	(60)	—	—	55
Transfers in and/or out of Level 3	5	88	—	4	—	—	—	—
Balance at end of year	$17	$128	$—	$232	$40	$5	$9	$(18)

Year Ended December 31, 2024
Balance at beginning of year	$—	$147	$84	$106	$10	$4	$5	$(22)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	1	—	(5)	—	—	—	10
Included in other comprehensive income	—	2	1	—	—	—	—	1
Purchases, issuances, sales and settlements
Purchases	—	100	12	148	41	—	2	—
Issuances	—	—	—	—	—	—	—	(64)
Sales	—	—	—	(5)	—	—	—	—
Settlements	—	(153)	(97)	(70)	(18)	—	—	2
Transfers in and/or out of Level 3	—	—	—	15	—	—	—	—
Balance at end of year	$—	$97	$—	$189	$33	$4	$7	$(73)
(1) Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.
(2) Gains or losses were included in net realized gains (losses).

Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at December 31, 2025, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At December 31, 2025, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.5 billion. At December 31, 2024, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.4 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair value of the senior notes is classified within Level 2.

ARCH CAPITAL	155	2025 FORM 10-K

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
The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives (1)	Liability Derivatives (1)	Notional Value (2)
December 31, 2025
Futures contracts	$81	$(19)	$8,022
Foreign currency forward contracts	75	(38)	2,458
Other (3)	24	(15)	161
Total	$180	$(72)

December 31, 2024
Futures contracts	$78	$(46)	$4,781
Foreign currency forward contracts	90	(48)	1,698
Other (3)	38	(21)	236
Total	$206	$(115)
(1)    The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’
(2)    Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.
(3)    Includes swaps, options and other derivatives contracts.

The Company did not hold any derivatives which were designated as hedging instruments at December 31, 2025 or 2024.
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
At December 31, 2025, $180 million and $72 million, respectively, of asset derivatives and liability derivatives were subject to a master netting agreement compared to $206 million and $115 million, respectively, at December 31, 2024. The remaining derivatives included in the table above were not subject to a master netting agreement.

ARCH CAPITAL	156	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as hedging instruments	Year Ended December 31,
	2025	2024	2023
Net realized gains (losses):
Futures contracts	$211	$4	$49
Foreign currency forward contracts	65	(6)	21
Other (1)	51	10	(11)
Total	$327	$8	$59
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
The following table summarizes the total assets of the Bellemeade entities:

	December 31, 2025		December 31, 2024
Bellemeade Entities (Issue Date)	Total VIE Assets	Coverage Remaining from Reinsurers (1)	Total VIE Assets

2021-3 Ltd. (Sep-21)	$21	$14	$363
2022-1 Ltd. (Jan-22)	42	12	202
2022-2 Ltd. (Sep-22)	43	91	180
2023-1 Ltd. (Oct-23)	149	37	186
2024-1 Ltd. (Aug-24)	130	33	163
2025-1 Ltd. (Nov-25)	191	48	—
Total	$576	$235	$1,094
(1) Coverage from a separate panel of reinsurers remaining at December 31, 2025.

ARCH CAPITAL	157	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.     Other Comprehensive Income (Loss)

The following table presents the changes in each component of AOCI, net of noncontrolling interests:

	Unrealized Appreciation on Available-For-Sale Investments	Foreign Currency Translation Adjustments	Total
Year Ended December 31, 2025
Beginning balance	$(507)	$(213)	$(720)
Other comprehensive income (loss) before reclassifications	661	84	745
Amounts reclassified from accumulated other comprehensive income	(20)	—	(20)
Net current period other comprehensive income (loss)	641	84	725
Ending balance	$134	$(129)	$5

Year Ended December 31, 2024
Beginning balance	$(565)	$(111)	$(676)
Other comprehensive income (loss) before reclassifications	(23)	(102)	(125)
Amounts reclassified from accumulated other comprehensive income	81	—	81
Net current period other comprehensive income (loss)	58	(102)	(44)
Ending balance	$(507)	$(213)	$(720)

Year Ended December 31, 2023
Beginning balance	$(1,512)	$(134)	$(1,646)
Other comprehensive income (loss) before reclassifications	547	23	570
Amounts reclassified from accumulated other comprehensive income	400	—	400
Net current period other comprehensive income (loss)	947	23	970
Ending balance	$(565)	$(111)	$(676)
The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

	Consolidated Statement of Income	Amounts Reclassified from AOCI
Details About	Line Item That Includes	Year Ended December 31,
AOCI Components	Reclassification	2025	2024	2023
Unrealized appreciation on available-for-sale investments
	Net realized gains (losses)	$25	$(95)	$(431)
	Provision for credit losses	(6)	—	3
	Total before tax	19	(95)	(428)
	Income tax (expense) benefit	1	14	28
	Net of tax	$20	$(81)	$(400)

ARCH CAPITAL	158	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Following are the related tax effects allocated to each component of other comprehensive income (loss):

	Before Tax	Tax Expense	Net of Tax
	Amount	(Benefit)	Amount
Year Ended December 31, 2025
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$707	$46	$661
Less reclassification of net realized gains (losses) included in net income	19	(1)	20
Foreign currency translation adjustments	86	2	84
Other comprehensive income (loss)	$774	$49	$725

Year Ended December 31, 2024
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(23)	$—	$(23)
Less reclassification of net realized gains (losses) included in net income	(95)	(14)	(81)
Foreign currency translation adjustments	(105)	(3)	(102)
Other comprehensive income (loss)	$(33)	$11	$(44)

Year Ended December 31, 2023
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$617	$70	$547
Less reclassification of net realized gains (losses) included in net income	(428)	(28)	(400)
Foreign currency translation adjustments	23	—	23
Other comprehensive income (loss)	$1,068	$98	$970

ARCH CAPITAL	159	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.    Earnings Per Common Share

The calculation of basic earnings per common share is computed by dividing income available to Arch common shareholders by the weighted average number of Common Shares and common share equivalents outstanding. The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$4,399	$4,312	$4,442
Amounts attributable to noncontrolling interests	—	—	1
Net income available to Arch	4,399	4,312	4,443
Preferred dividends	(40)	(40)	(40)
Net income available to Arch common shareholders	$4,359	$4,272	$4,403

Denominator:
Weighted average common shares outstanding	368.4	372.5	368.7
Effect of dilutive common share equivalents:
Nonvested restricted shares	1.6	2.1	2.5
Stock options (1)	5.9	7.2	7.6
Weighted average common shares and common share equivalents outstanding – diluted	375.9	381.8	378.8

Earnings per common share:
Basic	$11.83	$11.47	$11.94
Diluted	$11.60	$11.19	$11.62
(1)    Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For 2025, 2024 and 2023, the number of stock options excluded were 2.4 million, 2.2 million and 0.5 million, respectively.
15.     Income Taxes

Arch Capital is incorporated under the laws of Bermuda and, under Bermuda law in effect prior to 2025, was not obligated to pay taxes on income or capital gains in Bermuda. Upon its formation in 2000, the Company received a written undertaking from the Minister of Finance in Bermuda under the Exempted Undertakings Tax Protection Act 1966 assuring that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits, income, gain or appreciation on any capital asset, or any tax in the nature of estate duty or inheritance tax, such tax will not be applicable to Arch Capital or any of its operations until March 31, 2035. However, on December 27, 2023, the Government of Bermuda enacted the Bermuda Corporate Income Tax Act (“Bermuda CIT Act”), imposing a 15% tax on certain Bermuda constituent entities of multi-national groups for tax years beginning on or after January 1, 2025. The Bermuda CIT Act was drafted to supersede the Company’s previously granted tax assurance, resulting in the Company becoming subject to Bermuda corporate income tax starting in 2025.
The Bermuda CIT Act and amendments, together with the widespread adoption of the OECD Pillar II minimum tax proposal, has resulted in an increase to the minimum effective tax rate to approximately 15% in most jurisdictions in which Arch operates.
Arch Capital has subsidiaries and branches that operate in various jurisdictions around the world. The significant jurisdictions in which Arch Capital’s subsidiaries and branches are subject to tax are the United States, Bermuda, United Kingdom, Ireland, Switzerland, Australia, Canada, and Gibraltar.

ARCH CAPITAL	160	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of income taxes attributable to operations were as follows:

	Year Ended December 31,
	2025	2024	2023
Current expense (benefit):
Federal - Bermuda	$211	$1	$7
Foreign - United States	270	332	251
Foreign - Other	105	64	30
	586	397	288
Deferred expense (benefit):
Federal - Bermuda	100	12	(1,179)
Foreign - United States	60	(21)	(20)
Foreign - Other	14	(26)	38
	174	(35)	(1,161)
Income tax expense (benefit)	$760	$362	$(873)
The Company’s income or loss before income taxes was earned in the following jurisdictions:

	Year Ended December 31,
	2025	2024	2023
Income (Loss) Before Income Taxes:
Domestic - Bermuda	$3,121	$2,611	$2,099
Foreign - United States	1,660	1,438	1,239
Foreign - Other	378	625	232
Total	$5,159	$4,674	$3,570
The expected tax provision computed on pre-tax income or loss at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The 2025 applicable statutory tax rates by jurisdiction were as follows: Australia (30.0%), Canada (25.7%) United Kingdom (25.0%), United States (21.0%), Switzerland (19.6%), Bermuda (15.0%), Gibraltar (15.0%) and Ireland (12.5%).
The following table presents a reconciliation of the difference between the provision for income taxes and the expected tax provision at the Bermuda statutory income tax rate:

	Year Ended December 31,
	2025	Rate Impact
Bermuda Federal Statutory Tax Rate	$774	15.0%
Foreign tax effects
United States
Tax rate differential	99	1.9%
Other	(17)	(0.3)%
Bermuda
Foreign tax credits	(56)	(1.1)%
Other	20	0.4%
United Kingdom
Effect of cross-border tax laws	45	0.9%
Other	9	0.2%
Other foreign taxes	7	0.1%
Effect of changes in tax laws or rates enacted in the current period	(65)	(1.3)%
Nontaxable or nondeductible items / other
Investment income	(54)	(1.0)%
Other	(22)	(0.4)%
Other	20	0.3%
Total	$760	14.7%

ARCH CAPITAL	161	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate follows:

	Year Ended December 31,
	2024	2023
Expected income tax expense (benefit) computed on pre-tax income at weighted average income tax rate	$424	$300
Addition (reduction) in income tax expense (benefit) resulting from:
Sale of subsidiaries/Bargain purchase option	(45)	—
Investment income	(39)	(14)
Change in tax rate	12	(1,179)
Share based compensation	(11)	(13)
Tax credits	(5)	(3)
Base eroding tax/Alternative minimum tax	5	9
State taxes, net of U.S. federal tax benefit	4	6
Change in valuation allowance	3	4
Uncertain tax position	3	—
Dividend withholding taxes	3	9
Other	8	8
Income tax expense (benefit)	$362	$(873)
The effect of a change in tax laws or rates on deferred income tax assets and liabilities is recognized in income in the period in which such change is enacted.
Deferred income tax assets and liabilities reflect temporary differences based on enacted tax rates between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.
Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31,
	2025	2024
Deferred income tax assets:
Net operating loss	$72	$77
Discounting of net loss reserves	116	203
Net unearned premium reserve	243	190
Compensation liabilities	99	75
Foreign tax credit carryforward	54	22
Goodwill and intangible assets	835	1,034
Bad debt reserves	18	15
Depreciation and amortization	137	151
Lease liability	31	32
Net unrealized decline of investments	41	77
Fair value adjustment to senior notes	47	41
Advance claim payments	59	—
Other, net	10	—
Deferred income tax assets before valuation allowance	1,762	1,917
Valuation allowance	(46)	(18)
Deferred income tax assets net of valuation allowance	1,716	1,899
Deferred income tax liabilities:
Lloyds year of account deferral	(18)	(19)
Contingency reserve	(104)	(27)
Deferred policy acquisition costs	(77)	(143)
Investment related	(78)	(43)
Right-of-use asset	(23)	(25)
Other	—	(6)
Total deferred income tax liabilities	(300)	(263)
Net deferred income tax assets	$1,416	$1,636
The Company provides a valuation allowance to reduce the net value of certain deferred income tax assets to an amount which management expects to more likely than not be realized. As of December 31, 2025, the Company’s valuation allowance was $46 million, compared to $18 million at December 31, 2024. The valuation allowance at December 31, 2025, was primarily attributable to Foreign Tax Credits generated by the Company’s branch in Switzerland, and Net Operating Losses related to the Company’s operations in Australia, Gibraltar and Hong Kong.

ARCH CAPITAL	162	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2025, the Company’s net operating loss carryforwards and tax credits were as follows:

	Year Ended December 31,
	2025	Expiration
Operating Loss Carryforwards
United Kingdom	$118	No expiration
United States (1)	70	2029 - 2038
Australia	44	No expiration
Hong Kong	39	No expiration
Gibraltar	31	No expiration
Ireland	30	No expiration
Cyprus	1	No expiration
Netherlands	1	No expiration

Tax Credits
Ireland foreign tax credits	27	No expiration
U.K. foreign tax credits	20	No expiration
U.S. foreign tax credits	9	2031 - 2035
(1) The Company’s U.S. operations have recorded $70 million of net operating loss (“NOL”) carryforwards that are subject to annual usage limitations under Section 382 of the Internal Revenue Code (“the Code”).
The Company’s U.S. mortgage operations are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the Code for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that the Company purchases non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the U.S. Treasury Department in an amount equal to the tax benefit derived from deducting any portion of the statutory contingency reserves. T&L Bonds are reflected in ‘other assets’ on the Company’s balance sheet and totaled approximately $107 million at December 31, 2025, compared to $47 million at December 31, 2024.
Deferred income tax liabilities have not been accrued with respect to the undistributed earnings of the Company's U.S., U.K., Ireland, and Canadian subsidiaries because Management has concluded that all such earnings will either be indefinitely reinvested or can be distributed in a tax-free manner. Earnings that can be distributed free of tax will not attract dividend withholding taxes in the paying jurisdiction, nor will the dividend receipts be taxable in the recipient jurisdiction. Potential tax implications of repatriation from the Company’s unremitted earnings that are indefinitely reinvested are driven by facts at the time of distribution. Therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such earnings were remitted.
The Company recognizes interest and penalties relating to unrecognized tax benefits in the provision for income taxes. As of December 31, 2025, the Company’s total unrecognized tax benefits, including interest and penalties, were $6 million. If recognized, the full amount of the unrecognized tax benefit would impact the consolidated effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2025	2024
Balance at beginning of year	$5	$2
Additions based on tax positions related to the current year	1	1
Additions for tax positions of prior years	—	2
Reductions for tax positions of prior years	—	—
Settlements	—	—
Balance at end of year	$6	$5
The Company, its subsidiaries and branches file income tax returns in various federal, state and local jurisdictions. The following table details open tax years that are potentially subject to examination by local tax authorities, in the following major jurisdictions:

Jurisdiction	Tax Years
United States	2019-2025
United Kingdom	2022-2025
Ireland	2021-2025
Switzerland	2021-2025
Australia	2020-2025
Canada	2021-2025
Gibraltar	2020-2025
As of December 31, 2025, the Company’s current income tax payable (included in “Other liabilities”) was $75 million. The Company’s taxes paid by jurisdiction were as follows:

December 31,
2025
Federal Bermuda taxes paid	$131

Foreign taxes paid
United States - federal taxes paid	227
United States - other taxes paid	19
Australia	26
Other	55
Total Foreign taxes paid	327

Total	$458

ARCH CAPITAL	163	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.    Transactions with Related Parties

In 2017, the Company acquired approximately 25% of Premia. Premia is the parent of Premia Reinsurance Ltd., a multi-line Bermuda reinsurance company. Premia’s strategy is to reinsure or acquire companies or reserve portfolios in the non-life property and casualty insurance and reinsurance run-off market. Arch Re Bermuda and certain Arch co-investors invested $100 million and acquired approximately 25% of Premia as well as warrants to purchase additional common equity. Arch has appointed two directors to serve on the seven person board of directors of Premia. Arch Re Bermuda is providing a quota share reinsurance treaty on certain business written by Premia, and subsidiaries of Arch Capital are providing certain administrative and support services to Premia, in each case pursuant to separate multi-year agreements. During the 2025 and 2024 periods, the Company did not enter into any new reinsurance transactions with Premia. At December 31, 2025, the Company recorded a funds held asset from Premia of $124 million, compared to $137 million at December 31, 2024.
Somers is wholly owned by Greysbridge, and Greysbridge is owned 30% by the Company with the remaining interests held by third party investors. The Company entered into certain reinsurance transactions with Somers. During 2025, 2024 and 2023 periods, the Company’s net premiums written was reduced by $705 million, $738 million and $574 million, respectively. In addition, Somers paid certain acquisition costs and administrative fees to the Company. At December 31, 2025, the Company recorded a reinsurance recoverable on unpaid and paid losses from Somers of $2.0 billion and a reinsurance balance payable to Somers of $550 million. At December 31, 2024, reinsurance recoverable on unpaid and paid losses from Somers was $1.6 billion, with a reinsurance balance payable to Somers of $489 million.
Pursuant to the terms of the Greysbridge shareholder agreement, as amended, following the expiration of a specified period, Arch Capital has a call right (but not the obligation) and certain third party investors have put rights (but not the obligation) to purchase or sell, as applicable, a specified amount of each such investor’s initial common shares on an annual basis at Greysbridge’s year-end book value per share. Obligations under put/call option notices are recognized on the Company’s balance sheet in both other assets and other liabilities. At December 31, 2025, the Company’s balance sheet included $162 million in both other assets and other liabilities for such put notices. Transactions related to the put shares are expected to close in the 2026 calendar year, subject to any regulatory approval.
During the 2024 period, the Company completed the acquisition of Watford Insurance Company from Somers for a total consideration paid of $35 million.
As of December 31, 2025, the Company owned $35 million in aggregate principal amount of Somers 6.5% senior notes, due July 2, 2029.
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
Additional information regarding the Company’s operating leases is as follows:

	December 31,
	2025	2024
Operating lease costs	$32	$34
Sublease income (1)	$(2)	$(2)
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$31	$30
Right-of-use assets obtained in exchange for new lease liabilities	$13	$30
Right-of-use assets (2)	$120	$129
Operating lease liability (2)	$156	$163
Weighted average discount rate	5.0%	4.9%
Weighted average remaining lease term	7.1 years	7.2 years
(1)    The sublease income primarily relates to office property in Raleigh, North Carolina.
(2)    The right-of-use assets are included in ‘other assets’ while the operating lease liability is included in ‘other liabilities.’

ARCH CAPITAL	164	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the contractual maturities of the Company's operating lease liabilities at December 31, 2025:

Years Ending December 31,
2026	$33
2027	31
2028	27
2029	21
2030	19
2032 and thereafter	56
Total undiscounted lease liability	$187
Less: present value adjustment	(31)
Operating lease liability	$156
Rental expense was approximately $36 million, $35 million and $38 million for 2025, 2024 and 2023, respectively.
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

Broker	Year Ended December 31,
	2025	2024	2023
Marsh & McLennan Companies and its subsidiaries	16.6%	18.6%	19.0%
Aon Corporation and its subsidiaries	14.6%	14.5%	13.9%
No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2025, 2024 and 2023.
The Company’s available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments in any entity in excess of 10% of the Company’s shareholders’ equity at December 31, 2025 other than investments issued or guaranteed by the United States government or its agencies.
Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $3.7 billion and $4.4 billion at December 31, 2025 and 2024, respectively.
Purchase Obligations
The Company has also entered into certain agreements which commit the Company to purchase goods or services, primarily related to software and computerized systems. Such purchase obligations were approximately $307 million and $260 million at December 31, 2025 and 2024, respectively.

ARCH CAPITAL	165	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employment and Other Arrangements
At December 31, 2025, the Company has entered into employment agreements with certain of its executive officers. Such employment arrangements provide for compensation in the form of base salary, annual bonus, share-based awards, participation in the Company’s employee benefit programs and the reimbursements of expenses.
19.    Debt and Financing Arrangements

The Company’s senior notes payable at December 31, 2025 and 2024 were as follows:

			Carrying Amount at
	Interest	Principal	December 31,
	(Fixed)	Amount	2025	2024
2034 notes (1)	7.350%	$300	$298	$298
2043 notes (2)	5.144%	500	496	496
2026 notes (3)	4.011%	500	499	499
2046 notes (4)	5.031%	450	446	446
2050 notes (5)	3.635%	1,000	990	989
		$2,750	$2,729	$2,728
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
Group Credit Facility
Arch Capital and certain of its subsidiaries have access to a credit facility with a syndicate of financial institutions (the “Group Credit Facility”) that expires on August 23, 2028. The Group Credit Facility consists of a $425 million secured facility for letters of credit (the “Secured Facility”) and a $500 million unsecured facility for revolving loans and letters of credit (the “Unsecured Facility”). At December 31, 2025, the Secured Facility had $224 million of letters of credit outstanding and remaining capacity of $201 million, and the Unsecured Facility had no outstanding revolving loans or letters of credit, with remaining capacity of $500 million.
The Group Credit Facility contains certain restrictive and maintenance covenants customary for facilities of this type, including restrictions on indebtedness, minimum consolidated tangible net worth, maximum leverage levels and minimum financial strength ratings. Arch Capital and its subsidiaries which are party to the agreement were in compliance with all covenants contained therein at December 31, 2025.

ARCH CAPITAL	166	2025 FORM 10-K

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
Other Credit Facilities
Arch Re Bermuda, a wholly-owned subsidiary of Arch Capital, has access to a $175 million unsecured letter of credit facility with Lloyds Bank Corporate Markets plc., which expires on September 27, 2026. At December 31, 2025, this credit facility had $129 million of letters of credit outstanding and remaining capacity of $46 million.
Arch Re Bermuda also has access to a letter of credit facility with a syndicate of financial institutions, which expires on December 31, 2029. Such credit facility provides for a $700 million facility for letters of credit in respect of Tier 2 Funds at Lloyd’s. As of December 31, 2025, $700 million face amount of letters of credit had been issued under this facility.
In addition, Arch Re Bermuda had outstanding secured letters of credit through other facilities in the amount of $52 million, which were issued in the normal course of business (“LOC Facilities”). The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which certain of Arch Capital’s subsidiaries has entered into reinsurance arrangements.
When issued, all secured letters of credit are backed by a portion of the investment portfolio and cash. At December 31, 2025, these letters of credit were secured by investments and cash with a fair value of $498 million. The Company had no outstanding revolving credit agreement borrowings at December 31, 2025 and 2024.
Federal Home Loan Bank Membership
Certain subsidiaries of the Company are members of Federal Home Loan Banks (“FHLBs”). Members may borrow from the FHLBs at competitive rates subject to certain conditions. Conditions include maintaining sufficient collateral deposits for funding and a requirement to hold stock in the FHLBs related to both membership and outstanding advances. At December 31, 2025 and 2024, the Company had no advances outstanding under the FHLB program.
20.    Goodwill and Intangible Assets

The following table shows an analysis of goodwill and intangible assets:

	Goodwill	Intangible assets (indefinite life)	Intangible assets (finite life)	Total
Net balance at December 31, 2023	$345	$70	$316	$731
Acquisitions (1)	246	9	637	892
Amortization	—	—	(235)	(235)
Foreign currency movements and other adjustments (2)	(20)	—	(17)	(37)
Net balance at December 31, 2024	571	79	701	1,351
Acquisitions (1)	30	—	2	32
Amortization	—	—	(193)	(193)
Foreign currency movements and other adjustments	6	2	24	32
Net balance at December 31, 2025	$607	$81	$534	$1,222

Gross balance at December 31, 2025	$606	$80	$1,726	$2,412
Accumulated amortization	—	—	(1,171)	(1,171)
Foreign currency movements and other adjustments	1	1	(21)	(19)
Net balance at December 31, 2025	$607	$81	$534	$1,222
(1) See note 2.
(2) Amount primarily related to the sale of Castel Underwriting Agencies
Limited.

ARCH CAPITAL	167	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the components of goodwill and intangible assets:

	Gross Balance	Accumulated Amortization	Foreign Currency Translation Adjustment and Other	Net Balance
December 31, 2025
Acquired insurance contracts	$620	$(619)	$—	$1
Operating platform	117	(78)	—	39
Distribution relationships	865	(427)	(21)	417
Goodwill	606	—	1	607
Insurance licenses	58	—	—	58
Syndicate capacity	22	—	1	23
Unfavorable service contract	(10)	10	—	—
Other	134	(57)	—	77
Total	$2,412	$(1,171)	$(19)	$1,222

December 31, 2024
Acquired insurance contracts	$620	$(562)	$1	$59
Operating platform	117	(63)	—	54
Distribution relationships	865	(358)	(30)	477
Goodwill	576	—	(5)	571
Insurance licenses	58	—	—	58
Syndicate capacity	22	—	(1)	21
Unfavorable service contract	(10)	10	—	—
Other	132	(21)	—	111
Total	$2,380	$(994)	$(35)	$1,351
The estimated remaining amortization expense for the Company’s intangible assets with finite lives is as follows:

2026	$119
2027	93
2028	78
2029	65
2030	51
2031 and thereafter	128
Total	$534
The estimated remaining useful lives of these assets range from one to eleven years at December 31, 2025.
21.    Shareholders’ Equity

Authorized and Issued
The authorized share capital of Arch Capital consists of 1.8 billion Common Shares, par value of $0.0011 per share, and 50 million Preferred Shares, par value of $0.01 per share.
Common Shares
The following table presents a roll-forward of changes in Arch Capital’s issued and outstanding Common Shares:

	Year Ended December 31,
	2025	2024	2023
Common Shares:
Shares issued and outstanding, beginning of year	595.6	591.9	588.3
Shares issued (1)	3.1	2.5	2.8
Restricted shares issued, net of cancellations	1.1	1.2	0.8
Shares issued and outstanding, end of year	599.8	595.6	591.9
Common shares in treasury, end of year	(240.8)	(219.2)	(218.5)
Shares issued and outstanding, end of year	359.0	376.4	373.4
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
Share Repurchase Program
The Board has authorized the investment in Arch Capital’s common shares through a share repurchase program. At December 31, 2025, $1.1 billion of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. From January 1 through February 24, 2026, the Company repurchased approximately 4.3 million common shares for an aggregate purchase price of $405 million. At February 24, 2026, approximately $702 million of repurchases were available under the Company’s share repurchase program.

ARCH CAPITAL	168	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Repurchases of Arch Capital’s common shares in connection with the share repurchase plan and other share-based transactions were held in the treasury under the cost method, and the cost of the common shares acquired is included in ‘Common shares held in treasury, at cost.’ At December 31, 2025, Arch Capital held 240.8 million shares for an aggregate cost of $6.4 billion in treasury, at cost.
The Company’s repurchases under the share repurchase program were as follows:

	Year Ended December 31,
	2025	2024	2023
Aggregate cost of shares repurchased	$1,889.8	$23.5	$—
Shares repurchased	21.2	0.3	—
Average price per share repurchased	$89.26	$89.63	$—
Since the inception of the share repurchase program through December 31, 2025, Arch Capital has repurchased approximately 455.0 million common shares for an aggregate purchase price of $7.8 billion.
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

ARCH CAPITAL	169	2025 FORM 10-K

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
The 2022 Long-Term Incentive and Share Award Plan (“the 2022 Plan”) became effective as of May 4, 2022 following approval by shareholders of the Company. The 2022 Plan provides for the issuance of stock options, stock appreciation rights, restricted shares, restricted share units payable in common shares or cash, dividend equivalents, performance shares and performance units and other share-based awards to Arch Capital’s eligible employees and directors. The number of common shares reserved for grants under the 2022 Plan, subject to anti-dilution adjustments in the event of certain changes in Arch Capital’s capital structure, is 9.0 million; provided that no more than 6.0 million common shares may be issued as incentive stock options under Section 422 of the Code. The 2022 Plan will terminate as to future awards on February 25, 2032. At December 31, 2025, 5.6 million shares are available for future issuance.
The 2018 Long-Term Incentive and Share Award Plan (the “2018 Plan”) became effective as of May 9, 2018 following approval by shareholders of the Company. The 2018 Plan provides for the issuance of restricted stock units, performance units, restricted shares, performance shares, stock options and stock appreciation rights and other equity-based awards to our eligible employees and directors. The 2018 Plan authorizes the issuance of 34.5 million common shares; provided that no more than 6.0 million common shares may be issued as incentive stock options under Section 422 of the Code. The 2018 Plan will terminate as to future awards on February 28, 2028. At December 31, 2025, 2.3 million shares are available for future issuance.
Upon shareholder approval on May 4, 2023, the Amended and Restated Arch Capital Group Ltd. 2007 Employee Share Purchase Plan (the “ESPP”) became effective. The total common shares that may be purchased under the ESPP was increased by 3.0 million shares for a total of 12.75 million shares authorized. The purpose of the ESPP is to give employees of the Company an opportunity to purchase common shares through payroll deductions, thereby encouraging employees to share in the economic growth and success of the Company. The ESPP is designed to qualify as an “employee share purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. At December 31, 2025, 2.8 million shares remain available for issuance.
Stock Options and Stock Appreciation Rights
The Company generally issues stock options and SARs to eligible employees, with exercise prices equal to the fair market values of the Company’s Common Shares on the grant dates (adjusted for special dividends). Such grants generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date. In connection with the Company’s leadership transition in November 2024, the Compensation and Human Capital Committee approved the grant of equity awards, which consist of 1.75 million premium-priced stock options to eligible employees. The premium-priced stock options have an exercise price equal to 1.685 times the closing price of the Company's common shares on the grant date (or $161.24 per share) and will vest in full on the third anniversary of the grant date.
The grant date fair value is determined using the Black-Scholes option valuation model. The expected life assumption is based on an expected term analysis, which incorporates the Company’s historical exercise experience. Expected volatility is based on the Company’s daily historical trading data of its common shares. The table below summarizes the assumptions used:

ARCH CAPITAL	170	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2025	2024	2023
Dividend yield	—%	—%	—%
Expected volatility (1)	26.8%	26.5%	25.1%
Risk free interest rate (1)	4.1%	4.4%	4.1%
Expected option life (1)	6.0 years	9.0 years	6.0 years
(1) The 2024 period includes an expected volatility, risk free interest rate and expected option life of 26.65%, 4.39% and 10 years, respectively, related to the grant of 1.75 million premium-priced stock options.
A summary of stock option and SAR activity under the Company’s Long Term Incentive and Share Award Plans during 2025 is presented below:

	Year Ended December 31, 2025
	Number of Options / SARs	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	12,429,034	$48.54
Granted	426,623	$91.91
Exercised	(2,654,091)	$23.84
Forfeited or expired	(12,660)	$82.94
Outstanding, end of year	10,188,906	$56.74	4.42	$514
Exercisable, end of year	7,587,153	$29.84	2.94	$501
The aggregate intrinsic value of stock options and SARs exercised represents the difference between the exercise price of the stock options and SARs and the closing market price of the Company’s common shares on the exercise dates. During 2025, the Company received proceeds of $54 million from the exercise of stock options and recognized a tax benefit of $28 million from the exercise of stock options and SARs.

	Year Ended December 31,
	2025	2024	2023
Weighted average grant date fair value	$32.47	$29.03	$23.50
Aggregate intrinsic value of Options/SARs exercised (in millions)	$180	$153	$116
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
A summary of restricted share and restricted unit activity under the Company’s Long Term Incentive and Share Award Plans for 2025 is presented below:

	Number of Restricted Common Shares	Number of Restricted Unit Awards
Unvested Shares:
Unvested balance, beginning of year	1,528,541	281,093
Granted	659,548	165,222
Vested	(730,148)	(141,933)
Forfeited	(47,457)	(14,329)
Unvested balance, end of year	1,410,484	290,053

Weighted Average Grant Date Fair Value:
Unvested balance, beginning of year	$76.34	$73.58
Granted	$91.87	$91.82
Vested	$69.63	$65.98
Forfeited	$85.55	$85.17
Unvested balance, end of year	$86.77	$87.12
The following table presents the weighted average grant date fair value of restricted shares and restricted unit awards granted and the aggregate fair value of restricted shares and unit awards vesting in each year.

	Year Ended December 31,
	2025	2024	2023
Number of restricted shares and restricted unit awards granted	824,770	982,339	825,191
Weighted average grant date fair value	$91.86	$89.86	$69.42
Aggregate fair value of vested restricted share and unit awards (in millions)	$79	$85	$122
The aggregate intrinsic value of restricted units outstanding at December 31, 2025 was $28 million.

ARCH CAPITAL	171	2025 FORM 10-K

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

	Year Ended December 31,
	2025	2024	2023
Expected volatility	25.5%	25.3%	30.4%
Risk free interest rate	3.9%	4.5%	4.6%

	Number of Performance Shares	Number of Performance Units
Unvested Shares:
Unvested balance, beginning of year	1,679,376	52,937
Granted	468,452	16,723
Performance adjustment (1) (2)	—	20,009
Vested	(656,616)	(40,018)
Forfeited	(14,794)	(1,596)
Unvested balance, end of year	1,476,418	48,055

Weighted Average Grant Date Fair Value:
Unvested balance, beginning of year	$70.07	$70.57
Granted	$93.26	$93.26
Performance adjustment (1) (2)	$0.00	$49.91
Vested	$49.91	$49.91
Forfeited	$85.70	$85.61
Unvested balance, end of year	$86.24	$86.57
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

The following table presents the weighted average grant date fair values of performance awards granted.

	Year Ended December 31,
	2025	2024	2023
Number of performance awards	485,175	492,634	568,576
Weighted average grant date fair value	$93.26	$93.28	$74.09
Aggregate fair value of vested performance share and unit awards (in millions)	$64	$61	$14
The aggregate intrinsic value of performance units outstanding at December 31, 2025 was $5 million.
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
Share-Based Compensation Expense
The following tables present pre-tax and after-tax share-based compensation expense recognized as well as the unrecognized compensation cost associated with unvested awards and the weighted average period over which it is expected to be recognized:

	Year Ended December 31,
	2025	2024	2023
Pre-Tax
Stock options and SARs	$30	$15	$11
Restricted share and unit awards	71	57	54
Performance awards	41	55	23
ESPP	6	6	4
Total	$148	$133	$92

After-Tax
Stock options and SARs	$25	$13	$10
Restricted share and unit awards	57	48	45
Performance awards	34	50	21
ESPP	6	5	4
Total	$122	$116	$80

	December 31, 2025
	Stock Options and SARs (1)	Restricted Common Shares and Units (1)	Performance Common Shares and Units
Unrecognized compensation cost related to unvested awards	$38	$70	$11
Weighted average recognition period (years)	1.49	1.13	0.37
(1) Includes awards granted in connection with 1.75 million premium-priced stock options and 0.3 million time-vested restricted shares granted in November 2024.

ARCH CAPITAL	172	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23.    Retirement Plans

For purposes of providing employees with retirement benefits, the Company maintains defined contribution retirement plans. Contributions are based on the participants’ eligible compensation. For 2025, 2024 and 2023, the Company expensed $94 million, $86 million and $77 million, respectively, related to these retirement plans.
24.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of December 31, 2025, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

25.    Statutory Information

The Company’s insurance and reinsurance subsidiaries are subject to insurance and/or reinsurance laws and regulations in the jurisdictions in which they operate. These regulations include certain restrictions on the amount of dividends or other distributions available to shareholders without prior approval of the insurance regulatory authorities.
The actual and required statutory capital and surplus for the Company’s principal operating subsidiaries at December 31, 2025 and 2024:

	December 31,
	2025	2024
Actual capital and surplus (1):
Bermuda	$30,908	$28,422
Ireland	1,780	1,476
United States	8,722	7,547
United Kingdom	1,487	1,585
Canada	93	83
Australia	372	377

Required capital and surplus:
Bermuda	$9,323	$8,344
Ireland	1,408	1,142
United States	2,331	2,152
United Kingdom	1,399	1,302
Canada	68	57
Australia	115	143
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
The statutory net income (loss) for the Company’s principal operating subsidiaries for 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
	2025	2024	2023
Statutory net income (loss):
Bermuda	$4,648	$4,750	$3,519
Ireland	103	62	53
United States	1,249	918	592
United Kingdom	24	41	72
Canada	4	6	6
Australia	48	54	68
Bermuda
The Company’s Bermuda insurance and reinsurance subsidiaries are subject to the Bermuda Insurance Act 1978 and related regulations, each as amended (the “Insurance Act”). Arch Re Bermuda, the Company’s principal reinsurance and insurance subsidiary, is dual licensed as a Class 4 general business insurer and a Class C long-term insurer while Arch Group Reinsurance Ltd. (“AGRL”) is registered as a Class 3A general business insurer and provides affiliated quota share reinsurance covering certain U.S. business. The Insurance Act requires that both entities maintain minimum statutory capital and surplus equal to the greater of a minimum solvency margin and the enhanced capital requirement (“ECR”) as determined by the Bermuda Monetary Authority (“BMA”). The ECR is calculated based on the Bermuda Solvency Capital Requirement model, a risk-based model that takes into account the risk characteristics of different aspects of the company’s business. At December 31, 2025 and 2024, the actual and required capital and surplus were based on the economic balance sheet requirements.

ARCH CAPITAL	173	2025 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under the Insurance Act, Arch Re Bermuda and AGRL are restricted with respect to the payment of dividends. Each entity is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the BMA an affidavit stating that it will continue to meet the required margins following the declaration of those dividends. Accordingly, Arch Re Bermuda can pay approximately $6.4 billion to Arch Capital during 2026 without providing an affidavit to the BMA. Dividends or distributions, if any, made by AGRL would result in an increase in available capital at Arch-U.S.
Ireland
The Company has three Irish subsidiaries: Arch Re Europe, an authorized life and non-life reinsurer, Arch Insurance (EU), an authorized non-life insurer and Arch Underwriting Europe, a registered insurance and reinsurance intermediary. Irish authorized reinsurers and insurers, such as Arch Re Europe, Arch Insurance (EU) and Irish intermediaries, and Arch Underwriters Europe, are subject to the general body of Irish laws and regulations including the provisions of the Companies Act 2014. As part of the Company’s Brexit plan, Arch Insurance (EU) received approval from the Central Bank of Ireland (“CBI”) to expand the nature of its business in 2019 and commenced writing insurance lines in the European Economic Area in 2020, and the Part VII Transfer was completed at the end of December 2020. Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe are subject to the supervision of the CBI and must comply with Irish insurance acts and regulations as well as with directions and guidance issued by the CBI. Arch Re Europe and Arch Insurance (EU) are required to maintain a minimum level of capital. At December 31, 2025 and 2024, these requirements were met.

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

Dividends or distributions, if any, made by Arch Re U.S. would result in an increase in available capital at Arch-U.S., the Company’s U.S. holding company. Arch Re U.S. can declare a maximum of approximately $523 million of dividends during 2026 subject to the approval of the Commissioner of the Delaware Department of Insurance.
AMIC and UGRIC are approved as eligible mortgage insurers by Fannie Mae and Freddie Mac, subject to their comprehensive requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” In August 2024, the GSEs updated PMIERs to incorporate new deductions to the definition of available assets for investment risk. This update became effective March 31, 2025, but the impact will be phased in through September 30, 2026. Further, the amount of assets required to satisfy the revised financial requirements of the PMIERs may be affected by many factors, including macroeconomic conditions, the size and composition of our mortgage insurance portfolio, and the amount of risk ceded to reinsurers that may be deducted in our calculation of “minimum required assets.”
The Company’s U.S. mortgage insurance subsidiaries are also subject to regulation by their respective domiciliary and primary regulators, which include the Wisconsin Office of the Commissioner of Insurance (“Wisconsin OCI”) and the North Carolina Department of Insurance (“NC DOI”), as well as the state insurance departments in each state in which they are licensed. As mandated by state insurance laws, mortgage insurers are generally mono-line companies. Each company is subject to the statutory requirements of their domiciliary regulator as to payment of dividends and return of capital; the GSEs may also impart limitations on dividends with respect to the Company’s eligible mortgage insurers, such as if available assets fall below the required minimum assets. Under respective state law, the Company’s U.S. mortgage subsidiaries can declare a maximum of approximately $295 million of ordinary dividends in 2026, however, dividend capacity is limited by the respective companies unassigned surplus amounts. Such dividends

ARCH CAPITAL	174	2025 FORM 10-K

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
Arch Insurance (U.K.) and AMAL must maintain a margin of solvency at all times under the Solvency II Directive from the European Insurance and Occupational Pensions Authority. The regulations stipulate that insurers are required to maintain the minimum capital requirement and solvency capital requirement at all times. At December 31, 2025 and 2024, these requirements were met.
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

ARCH CAPITAL	175	2025 FORM 10-K

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

Australia
The Australian Prudential Regulation Authority (“APRA”) is an independent statutory authority responsible for prudential supervision of institutions across banking, insurance and superannuation and promotes financial stability in Australia. Arch Indemnity has been authorized to conduct monoline lenders’ mortgage insurance business in Australia since June 2002 and was acquired by Arch Capital on August 30, 2021 and since that date is the primary provider of lenders’ mortgage insurance for the group. Arch Indemnity has also been licensed by the Australian Securities and Investments Commission (“ASIC”) since March 2011 to engage in credit activities in Australia. Arch LMI Pty Ltd. (“Arch LMI”) was formerly authorized by APRA in January 2019 to conduct monoline lenders’ mortgage insurance business in Australia; however, in 2022, we converted Arch LMI to a services company for our Australian lenders mortgage insurance operations and the company relinquished its APRA authorization. Major regulatory requirements that are applicable to Arch Indemnity in general as an insurance provider and financial institution in Australia include requirements and compliance with minimum capital levels; risk management strategy; corporate governance standards, privacy legislation on the collection, use and storage of personal information; cyber security obligations imposed by APRA and ASIC; modern slavery legislation; anti-money laundering and counter-terrorism legislation. At December 31, 2025 and 2024, these requirements were met.
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

ARCH CAPITAL	176	2025 FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as of December 31, 2025, for the purposes set forth in the applicable rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are the controls and other procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework (2013).
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on our assessment, management determined that, as of December 31, 2025, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ARCH CAPITAL	177	2025 FORM 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information to be included in our definitive proxy statement (“Proxy Statement”) for our annual meeting of shareholders to be held in 2026, which we intend to file with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s fiscal year which ended on December 31, 2025. Copies of our code of ethics applicable to our chief executive officer, chief financial officer and principal accounting officer or controller are available free of charge to investors upon written request addressed to the attention of Arch Capital’s corporate secretary, Waterloo House, 100 Pitts Bay Road, Pembroke HM 08, Bermuda. In addition, our code of ethics and certain other basic corporate documents, including the charters of our audit committee, compensation committee and nominating committee are posted on our website located at www.archgroup.com.
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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC no later than 120 days after the end of the Company’s fiscal year ended on December 31, 2025, which Proxy Statement is incorporated by reference.

ARCH CAPITAL	178	2025 FORM 10-K

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than the information set forth below, the information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC no later than 120 days after the end of the Company’s fiscal year ended on December 31, 2025, which Proxy Statement is incorporated by reference.
The following information is as of December 31, 2025:

	Column A	Column B	Column C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options(1), Warrants and Rights	Weighted-Average Exercise Price of Outstanding Stock Options(1), Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders	10.5	$56.74	10.6
Equity compensation plans not approved by security holders	—	—	—
Total	10.5	$56.74	10.6	(2)
________________________
(1)    Includes all vested and unvested stock options outstanding of 10.2 million and restricted and performance share units outstanding of 0.3 million. The weighted average exercise price does not take into account restricted and performance share units. In addition, the weighted average remaining contractual life of the Company's outstanding exercisable stock options and SARs at December 31, 2025 was 4.4 years.
(2)    Includes 2.8 million common shares remaining available for future issuance under our Employee Share Purchase Plan and 7.8 million common shares remaining available for future issuance under our equity compensation plans. Shares available for future issuance under our equity compensation plans may be issued in the form of stock options, SARs, restricted shares, restricted share units payable in common shares or cash, share awards in lieu of cash awards, dividend equivalents, performance shares and performance units and other share-based awards. In addition, 6.2 million common shares, or 58.5% of the 10.6 million common shares remaining available for future issuance may be issued in connection with full value awards (i.e., awards other than stock options or SARs).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC no later than 120 days after the end of the Company’s fiscal year ended on December 31, 2025, which Proxy Statement is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information to be included in our Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC no later than 120 days after the end of the Company’s fiscal year ended on December 31, 2025, which Proxy Statement is incorporated by reference.

ARCH CAPITAL	179	2025 FORM 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules and Exhibits.

1. Financial Statements
Included in Part II – see Item 8 of this report.

2. Financial Statement Schedules

Page No.

II. Condensed Financial Information of Registrant
As of December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024 and 2023	184
III. Supplementary Insurance Information
For the years ended December 31, 2025, 2024 and 2023	187

IV. Reinsurance
For the years ended December 31, 2025, 2024 and 2023	188

VI. Supplementary Information for Property and Casualty Insurance Underwriters
For the years ended December 31, 2025, 2024 and 2023	189
Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided in Item 8 of this report.

ARCH CAPITAL	180	2025 FORM 10-K

3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Memorandum of Association of ACGL	S-4	3.1	September 8, 2000
3.2	Bye-Laws of ACGL	10-Q	3	August 5, 2016
3.3	ACGL Certificate of Deposit of Memorandum of Increase of Share Capital	10-K	3.3	February 28, 2011
4.1	Indenture, dated as of May 4, 2004, between ACGL, as issuer, and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank) (“JPMCB”), as trustee	8-K	99.2	May 7, 2004
4.2	First Supplemental Indenture, dated as of May 4, 2004, between ACGL, as issuer, and JPMCB, as trustee	8-K	99.3	May 7, 2004
4.3	Second Supplemental Indenture, dated as of June 30, 2020, by and between Arch Capital Group Ltd. and The Bank of New York Mellon (including the form of Global Notes for the Notes).	8-K	4.2	June 30, 2020
4.4.1	Indenture, dated as of December 13, 2013, among Arch Capital Group (U.S.) Inc. (“Arch U.S.”), as issuer, ACGL, as guarantor, and The Bank of New York Mellon (“BNYM”), as trustee	8-K	4.1	December 13, 2013
4.4.2	First Supplemental Indenture, dated as of December 13, 2013, among Arch U.S., as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.2	December 13, 2013
4.4.3	Second Supplemental Indenture, dated as of May 10, 2018, among Arch Capital Finance LLC, as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.1	May 15, 2018
4.5.1	Deposit Agreement, dated August 17, 2017, between ACGL, as issuer, and AST, as depositary, registrar and transfer agent and as dividend disbursing agent and redemption agent, and the holders from time to time of the depositary receipts	8-K	4.3	August 17, 2017
4.5.2	Deposit Agreement, dated June 11, 2021, between ACGL, as issuer, and AST, as depositary, registrar and transfer agent and as dividend disbursing agent and redemption agent, and the holders from time to time of the depositary receipts	8-K	4.3	June 11, 2021
4.6.1	Form of Depositary Receipt, dated August 17, 2017	8-K	4.4	August 17, 2017
4.6.2	Form of Depositary Receipt, dated June 11, 2021	8-K	4.4	June 11, 2021
4.7.1	Indenture, dated as of December 8, 2016, among Arch Capital Finance LLC, as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.1	December 9, 2016
4.7.2	First Supplemental Indenture, dated as of December 8, 2016, among Arch Capital Finance LLC, as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.2	December 9, 2016
4.8.1	Certificate of Designations of Series F Non-Cumulative Preferred Shares	8-K	4.1	August 17, 2017
4.8.2	Certificate of Designations of Series G Non-Cumulative Preferred Shares	8-K	4.1	June 11, 2021
4.8.3	Specimen Common Share Certificate	10-K	4.1	April 2, 2001
4.8.4	Specimen Series F Non-Cumulative Preferred Share Certificate	8-K	4.2	August 17, 2017
4.8.5	Specimen Series G Non-Cumulative Preferred Share Certificate	8-K	4.2	June 11, 2021
4.9	Description of Securities	10-K	4.8	February 25, 2022
10.1.1	Third Amended and Restated ACGL Incentive Compensation Plan†	10-Q	10.7	August 5, 2016
10.1.2	First Amendment to Third Amended and Restated ACGL Incentive Compensation Plan†	10-Q	10.1	May 5, 2017
10.1.3	Second Amendment to Third Amended and Restated ACGL Incentive Compensation Plan†	10-K	10.2.3	February 25, 2022
10.1.4	Third Amendment to Third Amended and Restated ACGL Incentive Compensation Plan†	10-Q	10.1	May 4, 2023
10.2.1	ACGL 2018 Long Term Incentive and Share Award Plan†	DEF 14A		March 28, 2018
10.2.2	ACGL Amended and Restated 2018 Long Term Incentive and Share Award Plan†	10-Q	10.2	August 5, 2025
10.2.3	ACGL Amended and Restated 2007 Employee Share Purchase Plan†	DEF 14A		March 23, 2023
10.2.4	Second Amended and Restated ACGL 2007 Employee Share Purchase Plan†	10-Q	10.4	August 5, 2025
10.2.5	ACGL 2022 Long Term Incentive and Share Award Plan†	8-K	10.1	May 4, 2022
10.2.6	ACGL Amended and Restated 2022 Long Term Incentive and Share Award Plan†	10-Q	10.3	August 5, 2025
10.3.1	Form of Restricted Share Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries†	10-Q	10.3	August 8, 2018
10.3.2	Form of Restricted Share Agreement between ACGL and each of the Non-Employee Directors of ACGL†	10-Q	10.1	August 5, 2025

ARCH CAPITAL	181	2025 FORM 10-K

10.3.3	Form of Performance Restricted Share Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries†	10-Q	10.5	August 8, 2018
10.3.5	Form of Non-Qualified Stock Option Agreement, dated as of May 13, 2016, between ACGL and each of Nicolas Papadopoulo, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.3	August 5, 2016
10.3.6	Form of Non-Qualified Stock Option Agreement, dated as of May 8, 2017, between ACGL and each of Nicolas Papadopoulo, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.5	August 4, 2017
10.3.7	Non-Qualified Stock Option Agreement, dated as of September 19, 2017, between ACGL and Maamoun Rajeh†	10-K	10.5.6	February 28, 2018
10.3.8	Non-Qualified Stock Option Agreement, dated as of September 19, 2017, between ACGL and Nicolas Papadopoulo†	10-K	10.5.7	February 28, 2018
10.3.9	Form of Non-Qualified Stock Option Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries†	10-Q	10.4	August 8, 2018
10.4.1	Employment Agreement, dated as of October 27, 2008, between ACGL and John D. Vollaro†	8-K	10.1	October 28, 2008
10.4.2	Amendment to Employment Agreement, dated February 27, 2015, between ACGL and John D. Vollaro†	10-Q	10.1	May 8, 2015
10.4.3	Second Amendment to Employment Agreement, dated as of January 1, 2018, between ACGL and John D. Vollaro†	10-Q	10.1	May 9, 2018
10.5.1	Employment Agreement, dated as of September 19, 2017 between ACGL and Maamoun Rajeh†	10-Q	10.26	November 3, 2017
10.5.2	Amendment to Employment Agreement, dated as of November 7, 2024, between Arch Capital Group Ltd. and Maamoun Rajeh †	8-K	10.2	November 8, 2024
10.6.1	Employment Agreement, dated as of September 19, 2017 between ACGL and Nicholas Papadopoulo†	10-Q	10.27	November 3, 2017
10.6.2	Amendment to Employment Agreement, dated as of October 13, 2024, between ACGL and Nicolas Papadopoulo †	10-Q	10.2	November 7, 2024
10.7	Employment Agreement, dated as of May 25, 2018, between ACGL and François Morin†	8-K/A	10.1	July 26, 2018
10.8	Employment Agreement, dated as of November 13, 2018, between Arch Capital Services Inc. and Louis Petrillo†	10-K	10.16	February 28, 2019
10.9.1	Employment Agreement dated as of October 1,2019 between Arch Capital Group Ltd. and David Gansberg †	10-K	10.16	February 28, 2020
10.9.2	Amendment to Employment Agreement, dated as of November 7, 2024, between Arch U.S. MI Services Inc. and David Gansberg †	8-K	10.1	November 8, 2024
10.9.3	Second Amendment to Employment Agreement, dated as of December 11, 2024, between Arch Capital Group (U.S.) Inc. and David Gansberg†	10-K	10.24	February 27, 2025
10.10	Employment Agreement dated as of May 7, 2021 between Arch Capital Group Ltd. and Christine Todd †	10-Q	10.1	August 5, 2021
10.11	Arch U.S. Executive Supplemental Non-Qualified Savings and Retirement Plan†	10-K	10.24	March 2, 2009
10.13.1	Fourth Amended and Restated Credit Agreement, dated as of August 23, 2023, by and among Arch Capital Group Ltd., certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, and the lenders party thereto(1)	10-Q	10.1	November 9, 2023
10.13.2	Consent and First Amendment to Fourth Amended and Restated Credit Agreement, dated as of August 1, 2025	10-Q	10.1	November 6, 2025
10.14	Letter of Credit Facility Agreement, dated as of September 27, 2023, by and between Arch Reinsurance Ltd., as the borrower and Lloyds Bank Corporate Markets plc, as the L/C Issuer	8-K	10.1	October 2, 2023
10.15.1	Amendment No. 3 and Joinder to Letter of Credit Facility Agreement, dated as of October 25, 2023, by and between Arch Reinsurance Ltd., as the borrower and Lloyds Bank Corporate Markets plc, as the Administrative Agent and L/C Agent.	8-K	10.1	October 30, 2023
10.15.2	Amendment No. 4 to Letter of Credit Facility Agreement dated as of October 30, 2024 by and between Arch Reinsurance Ltd., as the borrower and Lloyds Bank.	8-K	10.1	November 4, 2024
10.15.3	Amendment No. 5 to Letter of Credit Facility Agreement dated as of October 29, 2025 by and between Arch Reinsurance Ltd., as the borrower and Lloyds Bank Corporate Markets plc as Administrative Agent and L/C Agent	8-K	10.1	November 3, 2025
10.16.1	Master Transaction Agreement, dated as of April 5, 2024, by and between Allianz Global Risks US Insurance Company and Arch Capital Group Ltd.	8-K	10.1	April 5, 2024
10.16.2	Amendment No. 1 to Master Transaction Agreement, dated as of August 1, 2024, by and among Arch Capital Group Ltd., Allianz Global Risks US Insurance.	8-K	2.2	August 1, 2024

ARCH CAPITAL	182	2025 FORM 10-K

10.17	Form of Non-Qualified Stock Option Outperformance Award Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries†	10-K	10.21	February 27, 2025
10.18	Form of Restricted Share Outperformance Award Agreement between ACGL and each of Nicolas Papadopoulo, Maamoun Rajeh and David Gansberg†	10-K	10.22	February 27, 2025
10.19	Form of Restricted Share Outperformance Award Agreement between ACGL and each of François Morin, Christine Todd and certain other Executive Officers of ACGL†	10-K	10.23	February 27, 2025
19.1	Policy Statement on Insider Trading and Confidential Information	10-K	19.1	February 27, 2025
21	Subsidiaries of Registrant				X
23	Consent of PricewaterhouseCoopers LLP				X
24	Power of Attorney				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X*
97.1	Policy relating to recovery of erroneously awarded compensation, as required by Nasdaq listing standards adopted pursuant to 17 CFR 240.10D.	10-K	97.1	February 23, 2024
101
The following financial information from ACGL’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL: (i) Consolidated Balance Sheets at December 31, 2025 and 2024; (ii) Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements
					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†    Management contract or compensatory plan or arrangement.
*    Furnished herewith.

ARCH CAPITAL	183	2025 FORM 10-K

SCHEDULE II

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(U.S. dollars in millions)

Balance Sheet
(Parent Company Only)

	December 31,
	2025	2024
Assets
Total investments	$40	$43
Cash	13	13
Investments in subsidiaries	25,275	22,035
Investment in operating affiliates	3	3
Due from subsidiaries and affiliates	16	6
Other assets	194	66
Total assets	$25,541	$22,166

Liabilities
Senior notes	$1,288	$1,287
Due to subsidiaries and affiliates	6	11
Other liabilities	41	48
Total liabilities	1,335	1,346

Shareholders' Equity
Non-cumulative preferred shares	830	830
Common shares ($0.0011 par, shares issued: 599.8 and 595.6)	1	1
Additional paid-in capital	2,735	2,510
Retained earnings	27,045	22,686
Accumulated other comprehensive income (loss), net of deferred income tax	5	(720)
Common shares held in treasury, at cost (shares: 240.8 and 219.2)	(6,410)	(4,487)
Total shareholders' equity	$24,206	$20,820
Total liabilities and shareholders' equity	$25,541	$22,166

The financial information for the parent company (Arch Capital Group Ltd.) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

ARCH CAPITAL	184	2025 FORM 10-K

SCHEDULE II
(continued)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(U.S. dollars in millions)

Statement of Income
(Parent Company Only)

	Year Ended
	December 31,
	2025	2024	2023

Revenues
Net investment income	$3	$5	$2
Net realized gains (losses)	(10)	(4)	—
Total revenues	(7)	1	2

Expenses
Corporate expenses	57	116	93
Interest expense	59	59	59
Total expenses	116	175	152

Income (loss) before income taxes and income (loss) from operating affiliates	(123)	(174)	(150)
Income tax (expense) benefit	58	—	41
Income (loss) from operating affiliates	(1)	(1)	(1)
Income (loss) before equity in net income of subsidiaries	(66)	(175)	(110)
Equity in net income of subsidiaries	4,465	4,487	4,553
Net income available to Arch	4,399	4,312	4,443
Preferred dividends	(40)	(40)	(40)
Net income available to Arch common shareholders	$4,359	$4,272	$4,403

The financial information for the parent company (Arch Capital Group Ltd.) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

ARCH CAPITAL	185	2025 FORM 10-K

SCHEDULE II
(continued)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(U.S. dollars in millions)

Statement of Cash Flows
(Parent Company Only)

	Year Ended
	December 31,
	2025	2024	2023

Operating Activities:
Net Cash Provided By Operating Activities	$1,873	$2,398	$46

Investing Activities:
Net (purchases) sales of short-term investments	3	(26)	(8)
Acquisitions, net of cash	—	(450)	—
Other	10	5	1
Net Cash Used For Investing Activities	13	(471)	(7)

Financing Activities:
Purchases of common shares under share repurchase program	(1,889)	(24)	—
Proceeds from common shares issued, net	50	7	(2)
Common dividends paid	(7)	(1,866)	—
Preferred dividends paid	(40)	(40)	(40)
Net Cash Used For Financing Activities	(1,886)	(1,923)	(42)

Increase (decrease) in cash and restricted cash	—	4	(3)
Cash and restricted cash, beginning of year	13	9	12
Cash and restricted cash, end of period	$13	$13	$9

The financial information for the parent company (Arch Capital Group Ltd.) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

ARCH CAPITAL	186	2025 FORM 10-K

SCHEDULE III

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(U.S. dollars in millions)

	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Net Losses and Loss Adjustment Expenses Incurred	Amortization of Deferred Acquisition Costs	Other Operating Expenses (2)	Net Premiums Written
December 31, 2025
Insurance	$788	$17,527	$5,199	$7,771	NM	$4,764	$1,496	$1,172	$7,798
Reinsurance	872	15,523	4,545	8,122	NM	4,610	1,644	469	7,618
Mortgage	57	497	356	1,172	NM	(4)	13	185	1,060
Total	$1,717	$33,547	$10,100	$17,065	NM	$9,370	$3,153	$1,826	$16,476
December 31, 2024
Insurance	$696	$16,277	$4,857	$6,627	NM	$4,070	$1,217	$995	$6,874
Reinsurance	981	12,567	4,891	7,242	NM	4,327	1,432	270	7,746
Mortgage	57	525	470	1,231	NM	(55)	2	207	1,112
Total	$1,734	$29,369	$10,218	$15,100	NM	$8,342	$2,651	$1,472	$15,732
December 31, 2023
Insurance	$566	$12,250	$3,917	$5,446	NM	$3,122	$1,055	$819	$5,862
Reinsurance	901	9,924	4,254	5,836	NM	3,227	1,240	288	6,554
Mortgage	64	578	637	1,158	NM	(103)	17	194	1,052
Total	$1,531	$22,752	$8,808	$12,440	NM	$6,246	$2,312	$1,301	$13,468
(1)    The Company does not manage its assets by segment and, accordingly, net investment income is not allocated to each underwriting segment.
(2)    Certain other operating expenses relate to the Company’s corporate items. Such amounts are not reflected in the table above. See note 4, “Segment Information,” to our consolidated financial statements in Item 8 for information.

ARCH CAPITAL	187	2025 FORM 10-K

SCHEDULE IV
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
REINSURANCE
(U.S. dollars in millions)

	Gross Amount	Ceded to Other Companies (1)	Assumed From Other Companies (1)	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2025
Premiums Written:
Insurance	$8,268	$(2,637)	$2,167	$7,798	27.8%
Reinsurance	895	(3,531)	10,254	7,618	134.6%
Mortgage	1,087	(245)	218	1,060	20.6%
Total	$10,250	$(6,402)	$12,628	$16,476	76.6%
Year Ended December 31, 2024
Premiums Written:
Insurance	$7,970	$(2,179)	$1,083	$6,874	15.8%
Reinsurance	956	(3,366)	10,156	7,746	131.1%
Mortgage	1,130	(239)	221	1,112	19.9%
Total	$10,056	$(5,779)	$11,455	$15,732	72.8%
Year Ended December 31, 2023
Premiums Written:
Insurance	$7,865	$(2,049)	$46	$5,862	0.8%
Reinsurance	626	(2,559)	8,487	6,554	129.5%
Mortgage	1,161	(335)	226	1,052	21.5%
Total	$9,652	$(4,935)	$8,751	$13,468	65.0%
(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions and are included in the gross premiums written of each segment. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL	188	2025 FORM 10-K

SCHEDULE VI
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
(U.S. dollars in millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
Affiliation with Registrant	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Discount, if any, deducted in Column C	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Adjustment Expenses Incurred Related to		Amortization of Deferred Acquisition Costs	Net Paid Losses and Loss Adjustment Expenses	Net Premiums Written
							(a) Current Year	(b) Prior Years
Consolidated Subsidiaries
2025	$1,717	$33,547	$78	$10,100	$17,065	$1,625	$9,970	$(600)	$3,153	$7,025	$16,476
2024	1,734	29,369	68	10,218	15,100	1,495	8,849	(507)	2,651	5,073	15,732
2023	1,531	22,752	66	8,808	12,440	1,023	6,784	(538)	2,312	4,093	13,468

ITEM 16.     FORM 10-K SUMMARY

Not applicable.

ARCH CAPITAL	189	2025 FORM 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCH CAPITAL GROUP LTD. (Registrant)
By:	/s/ Nicolas Papadopoulo
	Name:	Nicolas Papadopoulo
	Title:	Chief Executive Officer (Principal Executive Officer)
February 26, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nicolas Papadopoulo
Nicolas Papadopoulo	Chief Executive Officer (Principal Executive Officer)	February 26, 2026

/s/ François Morin
François Morin	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Treasurer	February 26, 2026

*
John M. Pasquesi	Chair of the Board	February 26, 2026

*
John L. Bunce, Jr.	Director	February 26, 2026

*
Francis Ebong	Director	February 26, 2026

*
Laurie S. Goodman	Director	February 26, 2026

*
Daniel J. Houston	Director	February 26, 2026

ARCH CAPITAL	190	2025 FORM 10-K

Name	Title	Date

*
Moira Kilcoyne	Director	February 26, 2026

*
Eileen Mallesch	Director	February 26, 2026

*
Alexander Moczarski	Director	February 26, 2026

*
Brian S. Posner	Director	February 26, 2026

*
Neal Triplett	Director	February 26, 2026

*
John D. Vollaro	Director	February 26, 2026

___________________
*    By François Morin, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 to this report.

/s/ François Morin
Name:	François Morin Attorney-in-Fact

ARCH CAPITAL	191	2025 FORM 10-K