Form 10-Q
period 2026-03-31
ARCH CAPITAL GROUP LTD.
filed 2026-05-05
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2026

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16209

ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda				98-0374481
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road,	Pembroke	HM 08,	Bermuda	(441)	278-9250
(Address of principal executive offices)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common shares, $0.0011 par value per share	ACGL	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 5.45% Series F preferred share	ACGLO	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 4.55% Series G preferred share	ACGLN	NASDAQ	Stock Market
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 1, 2026, there were 349,389,588 common shares, $0.0011 par value per share, of the registrant outstanding.

ARCH CAPITAL GROUP LTD.

ARCH CAPITAL	1	2026 FIRST QUARTER FORM 10-Q

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
Forward-looking statements reflect our current assessment of risks and uncertainties. Actual events and results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed below and elsewhere in this report and in our periodic reports filed with the Securities and Exchange Commission (“SEC”), and include:
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
•developments in the global financial and capital markets and our access to such markets;
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
•availability to us of reinsurance to manage our net exposure and the cost of such reinsurance;
•the failure of reinsurers, managing general agents, third party administrators or others to meet their obligations to us;

ARCH CAPITAL	2	2026 FIRST QUARTER FORM 10-Q

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
•statutory or regulatory developments, including as to tax matters and insurance and other regulatory matters such as the adoption of legislation that affects Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers and/or changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers, including the implementation of the Organization for Economic Cooperation and Development (“OECD”) Pillar I and Pillar II initiatives and the enactment of Bermuda corporate income tax; and
•the other matters set forth under Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026 and of the Company’s latest Quarterly Reports on Form 10-Q, as well as the other factors set forth in the Company’s other documents on file with the SEC, and management’s response to any of the aforementioned factors.
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

ARCH CAPITAL	3	2026 FIRST QUARTER FORM 10-Q

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCH CAPITAL	4	2026 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars and shares in millions)

	(Unaudited)
	March 31, 2026	December 31, 2025
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $32,669 and $32,329; net of allowance for credit losses: $13 and $20)	$32,399	$32,426
Short-term investments available for sale, at fair value (amortized cost: $2,640 and $2,624; net of allowance for credit losses: $0 and $0)	2,638	2,625
Equity securities, at fair value	1,766	1,864
Other investments, at fair value	3,331	3,136
Investments accounted for using the equity method	6,652	6,453
Total investments	46,786	46,504

Cash	914	993
Accrued investment income	302	338
Investment in operating affiliates	1,330	1,313
Premiums receivable (net of allowance for credit losses: $39 and $43)	6,526	5,723
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (net of allowance for credit losses: $18 and $17)	9,732	9,526
Contractholder receivables (net of allowance for credit losses: $7 and $7)	2,253	2,270
Ceded unearned premiums	3,183	2,659
Deferred acquisition costs	1,774	1,717
Receivable for securities sold	643	180
Goodwill and intangible assets	1,190	1,222
Other assets	6,813	6,796
Total assets	$81,446	$79,241

Liabilities
Reserve for losses and loss adjustment expenses	$34,105	$33,547
Unearned premiums	10,939	10,100
Reinsurance balances payable	2,737	2,320
Contractholder payables	2,260	2,277
Collateral held for insured obligations	260	237
Senior notes	2,729	2,729
Payable for securities purchased	798	308
Other liabilities	3,430	3,517
Total liabilities	57,258	55,035

Commitments and contingencies (refer to Note 11)

Shareholders' Equity
Non-cumulative preferred shares	830	830
Common shares ($0.0011 par, shares issued: 602.3 and 599.8)	1	1
Additional paid-in capital	2,831	2,735
Retained earnings	28,082	27,045
Accumulated other comprehensive income (loss), net of deferred income tax	(333)	5
Common shares held in treasury, at cost (shares: 249.4 and 240.8)	(7,223)	(6,410)
Total shareholders' equity available to Arch	24,188	24,206
Total liabilities and shareholders' equity	$81,446	$79,241
See Notes to Consolidated Financial Statements

ARCH CAPITAL	5	2026 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars and shares in millions, except per share data)

	(Unaudited)
	Three Months Ended
	March 31,
	2026	2025
Revenues
Net premiums earned	$3,986	$4,188
Net investment income	408	378
Net realized gains (losses)	(87)	3
Other underwriting income	59	53
Equity in net income of investments accounted for using the equity method	160	53
Other income (loss)	(5)	(2)
Total revenues	4,521	4,673

Expenses
Losses and loss adjustment expenses	2,089	2,587
Acquisition expenses	730	764
Other operating expenses	498	473
Corporate expenses	49	60
Amortization of intangible assets	30	49
Interest expense	37	35
Net foreign exchange (gains) losses	(21)	27
Total expenses	3,412	3,995

Income (loss) before income taxes and income (loss) from operating affiliates	1,109	678
Income tax (expense) benefit	(98)	(121)
Income (loss) from operating affiliates	36	17
Net income (loss) available to Arch	1,047	574
Preferred dividends	(10)	(10)
Net income (loss) available to Arch common shareholders	$1,037	$564

Net income per common share and common share equivalent
Basic	$2.94	$1.51
Diluted	$2.88	$1.48

Weighted average common shares and common share equivalents outstanding
Basic	353.2	372.9
Diluted	359.7	381.9

See Notes to Consolidated Financial Statements

ARCH CAPITAL	6	2026 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	(Unaudited)
	Three Months Ended
	March 31,
	2026	2025
Comprehensive Income
Net income (loss)	$1,047	$574
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	(320)	234
Reclassification of net realized (gains) losses, included in net income (loss)	(18)	52
Foreign currency translation adjustments	—	26
Comprehensive income (loss) available to Arch	$709	$886
See Notes to Consolidated Financial Statements

ARCH CAPITAL	7	2026 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in millions)

	(Unaudited)
	Three Months Ended
	March 31,
	2026	2025
Non-cumulative preferred shares
Balance at beginning and end of period	$830	$830

Common shares
Balance at beginning and end of period	1	1

Additional paid-in capital
Balance at beginning of period	2,735	2,510
Amortization of share-based compensation	82	74
Other changes	14	4
Balance at end of period	2,831	2,588

Retained earnings
Balance at beginning of period	27,045	22,686
Net income (loss)	1,047	574
Preferred share dividends	(10)	(10)
Balance at end of period	28,082	23,250

Accumulated other comprehensive income (loss), net of deferred income tax
Balance at beginning of period	5	(720)
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of period	134	(507)
Unrealized holding gains (losses) during period, net of reclassification adjustment	(338)	286
Balance at end of period	(204)	(221)
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of period	(129)	(213)
Foreign currency translation adjustments	—	26
Balance at end of period	(129)	(187)
Balance at end of period	(333)	(408)

Common shares held in treasury, at cost
Balance at beginning of period	(6,410)	(4,487)
Shares repurchased for treasury	(813)	(229)
Balance at end of period	(7,223)	(4,716)

Total shareholders’ equity	$24,188	$21,545
See Notes to Consolidated Financial Statements

ARCH CAPITAL	8	2026 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	(Unaudited)
	Three Months Ended
	March 31,
	2026	2025
Operating Activities
Net income (loss)	$1,047	$574
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized (gains) losses	91	(6)
Equity in net (income) or loss of investments accounted for using the equity method and other income or loss	(137)	(12)
Amortization of intangible assets	30	49
Share-based compensation	82	74
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	540	826
Unearned premiums, net of ceded unearned premiums	362	327
Premiums receivable	(820)	(942)
Deferred acquisition costs	(48)	(14)
Reinsurance balances payable	419	504
Deferred income tax assets, net	20	29
Other items, net	(398)	49
Net cash provided by operating activities	1,188	1,458
Investing Activities
Purchases of fixed maturity investments	(9,288)	(9,418)
Purchases of equity securities	(185)	(808)
Purchases of other investments	(499)	(697)
Proceeds from sales of fixed maturity investments	7,984	7,301
Proceeds from sales of equity securities	202	820
Proceeds from sales, redemptions and maturities of other investments	240	660
Proceeds from redemptions and maturities of fixed maturity investments	957	758
Net settlements of derivative instruments	(26)	93
Net (purchases) sales of short-term investments	(11)	294
Purchases of fixed assets	(8)	(9)
Other	(5)	(2)
Net cash used for investing activities	(639)	(1,008)
Financing Activities
Purchases of common shares under share repurchase program	(783)	(196)
Proceeds from common shares issued, net	(17)	(28)
Common dividends paid	(5)	(5)
Preferred dividends paid	(10)	(10)
Other	(12)	(2)
Net cash used for financing activities	(827)	(241)
Effects of exchange rate changes on foreign currency cash and restricted cash	(8)	16
Increase (decrease) in cash and restricted cash	(286)	225
Cash and restricted cash, beginning of year	2,067	1,760
Cash and restricted cash, end of period	$1,781	$1,985
Income taxes paid (received)	22	18
Interest paid	—	—

See Notes to Consolidated Financial Statements

ARCH CAPITAL	9	2026 FIRST QUARTER FORM 10-Q

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
Basis of Presentation
The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normally recurring accruals) necessary for a fair statement of results on an interim basis. The results of any interim period are not necessarily indicative of the results for a full year or any future periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”), including the Company’s audited consolidated financial statements and related notes.
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
Recent Accounting Pronouncements
Recently Issued Accounting Standards Adopted
The Company early adopted ASU 2025-06, “Intangibles—Goodwill and Other—Internal–Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which was issued in September 2025, and applied the guidance prospectively. The new guidance amended the accounting for internal-use software by eliminating references to software development project stages. Under the revised standard, entities must capitalize software costs when (i) management has authorized and committed funding for the project, and (ii) it is probable that the project will be completed and the software will function as intended. The update also clarifies that both internal and external training costs, as well as maintenance costs, must be expensed as incurred. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.
For information regarding additional accounting standards that the Company has not yet adopted, see note 3(u), “Significant Accounting Policies—Recent Accounting Pronouncements,” of the notes to consolidated financial statements in the Company’s 2025 Form 10-K.

ARCH CAPITAL	10	2026 FIRST QUARTER FORM 10-Q

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

ARCH CAPITAL	11	2026 FIRST QUARTER FORM 10-Q

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
3.    Share Transactions

Share-Based Compensation
During the 2026 first quarter, the Company granted 0.4 million stock options, 0.6 million performance share awards and performance share units (“PSAs/PSUs”) and 0.8 million restricted shares and units to certain employees. The stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted average grant-date fair value of the stock options, PSAs/PSUs and restricted shares and units granted during the 2026 first quarter were $35.11, $106.15 and $100.30 per share, respectively. Such values are being amortized over the respective substantive vesting period, inclusive of retirement eligible features.
During the 2025 first quarter, the Company granted 0.4 million stock options, 0.5 million PSAs/PSUs and 0.7 million restricted shares and units to certain employees. The stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted average grant-date fair value of the stock options, PSAs/PSUs and restricted shares and units granted during the 2025 first quarter were $32.46, $93.26 and $91.87 per share, respectively. Such values are being amortized over the respective substantive vesting period, inclusive of retirement eligible features.
Share Repurchases
The Board of Directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program, Arch Capital has repurchased 463 million common shares for an aggregate purchase price of $8.6 billion. For the three months ended March 31, 2026, Arch Capital repurchased 8.3 million common shares under the share repurchase program with an aggregate purchase price of approximately $783 million. Arch Capital repurchased 2.2 million common shares under the share repurchase program with an aggregate purchase price of approximately $196 million during the three months ended March 31, 2025. At March 31, 2026, $324 million of share repurchases were available under the program.
On April 19, 2026, the Company increased its authorization for its existing share repurchase program by $3.0 billion, which as in the past, may be effected from time to time in open market or privately negotiated transactions. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.
From April 1 through May 1, 2026, the Company repurchased approximately 3.6 million common shares for an aggregate purchase price of $346 million. As of May 1, 2026, approximately $3.0 billion of repurchases were available under the Company’s share repurchase program. See note 17.

ARCH CAPITAL	12	2026 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net income (loss) available to Arch	$1,047	$574
Preferred dividends	(10)	(10)
Net income (loss) available to Arch common shareholders	$1,037	$564

Denominator:
Weighted average common shares and common share equivalents outstanding — basic	353.2	372.9
Effect of dilutive common share equivalents:
Nonvested restricted shares	1.8	2.1
Stock options (1)	4.7	6.9
Weighted average common shares and common share equivalents outstanding — diluted	359.7	381.9

Earnings per common share:
Basic	$2.94	$1.51
Diluted	$2.88	$1.48
(1)    Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2026 first quarter and 2025 first quarter, the number of stock options excluded were 2.4 million and 2.3 million, respectively.

ARCH CAPITAL	13	2026 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.    Segment Information

The Company’s insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company’s chief operating decision makers (“CODMs”), the Chief Executive Officer of Arch Capital and the Chief Financial Officer and Treasurer of Arch Capital. The CODMs do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for its three segments based on underwriting income or loss. The Company does not manage its assets by segment, with the exception of goodwill and intangible assets and accordingly investment income is not allocated to each underwriting segment.
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
The Company’s reinsurance segment offers reinsurance products on a worldwide basis. Product lines of business include: casualty; marine and aviation; property catastrophe; property excluding property catastrophe; specialty; and other.
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
The Company’s results also include net investment income, net realized gains or losses (which include, but are not limited to, realized and unrealized changes in the fair value of equity securities and assets accounted for using the fair value option, realized and unrealized gains or losses on derivative instruments, changes in the allowance for credit losses on financial assets and gains or losses realized from the acquisition or disposition of subsidiaries), equity in net income or loss of investments accounted for using the equity method, other income (loss), corporate expenses, transaction costs and other, amortization of intangible assets, interest expense, net foreign exchange gains or losses, income tax items, income or loss from operating affiliates and items related to the Company’s non-cumulative preferred shares.

ARCH CAPITAL	14	2026 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders:

	Three Months Ended
	March 31, 2026
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$2,697	$3,414	$316	$6,425
Premiums ceded (1)	(791)	(1,238)	(50)	(2,077)
Net premiums written	1,906	2,176	266	4,348
Change in unearned premiums	(35)	(345)	18	(362)
Net premiums earned	1,871	1,831	284	3,986
Other underwriting income (2)	11	37	11	59
Losses and loss adjustment expenses	(1,126)	(948)	(15)	(2,089)
Acquisition expenses	(375)	(347)	(8)	(730)
Other operating expenses (3)	(315)	(132)	(51)	(498)
Underwriting income (loss)	$66	$441	$221	728

Net investment income				408
Net realized gains (losses)				(87)
Equity in net income of investments accounted for using the equity method				160
Other income (loss)				(5)
Corporate expenses (4)				(31)
Transaction costs and other (4)				(18)
Amortization of intangible assets				(30)
Interest expense				(37)
Net foreign exchange gains (losses)				21
Income (loss) before income taxes and income (loss) from operating affiliates				1,109
Income tax (expense) benefit				(98)
Income (loss) from operating affiliates				36
Net income (loss) available to Arch				1,047
Preferred dividends				(10)
Net income (loss) available to Arch common shareholders				$1,037

Underwriting Ratios
Loss ratio	60.2%	51.7%	5.3%	52.4%
Acquisition expense ratio	20.0%	19.0%	2.9%	18.3%
Other operating expense ratio (5)	16.3%	5.2%	14.1%	11.0%
Combined ratio	96.5%	75.9%	22.3%	81.7%

Goodwill and intangible assets	$769	$93	$328	$1,190
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
(4)    Certain expenses have been excluded from ‘Corporate expenses’ and reflected in ‘Transaction costs and other.’
(5)    The ‘Other operating expense ratio’ includes ‘Other underwriting income.’

ARCH CAPITAL	15	2026 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	March 31, 2025
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$2,645	$3,494	$326	$6,463
Premiums ceded (1)	(712)	(1,178)	(60)	(1,948)
Net premiums written	1,933	2,316	266	4,515
Change in unearned premiums	(73)	(288)	34	(327)
Net premiums earned	1,860	2,028	300	4,188
Other underwriting income (2)	3	39	11	53
Losses and loss adjustment expenses	(1,228)	(1,356)	(3)	(2,587)
Acquisition expenses	(343)	(417)	(4)	(764)
Other operating expenses (3)	(294)	(127)	(52)	(473)
Underwriting income (loss)	$(2)	$167	$252	417

Net investment income				378
Net realized gains (losses)				3
Equity in net income of investments accounted for using the equity method				53
Other income (loss)				(2)
Corporate expenses (4)				(50)
Transaction costs and other (4)				(10)
Amortization of intangible assets				(49)
Interest expense				(35)
Net foreign exchange gains (losses)				(27)
Income (loss) before income taxes and income (loss) from operating affiliates				678
Income tax (expense) benefit				(121)
Income (loss) from operating affiliates				17
Net income (loss) available to Arch				574
Preferred dividends				(10)
Net income (loss) available to Arch common shareholders				$564

Underwriting Ratios
Loss ratio	66.0%	66.9%	1.1%	61.8%
Acquisition expense ratio	18.5%	20.6%	1.3%	18.3%
Other operating expense ratio (5)	15.6%	4.3%	13.7%	10.0%
Combined ratio	100.1%	91.8%	16.1%	90.1%

Goodwill and intangible assets	$878	$102	$328	$1,308

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
(4)    Certain expenses have been excluded from ‘Corporate expenses’ and reflected in ‘Transaction costs and other.’
(5)    The ‘Other operating expense ratio’ includes ‘Other underwriting income.’

ARCH CAPITAL	16	2026 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Three Months Ended
	March 31,
	2026	2025
Reserve for losses and loss adjustment expenses at beginning of period	$33,547	$29,369
Unpaid losses and loss adjustment expenses recoverable	9,054	7,821
Net reserve for losses and loss adjustment expenses at beginning of period	24,493	21,548

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	2,309	2,784
Prior years	(220)	(197)
Total net incurred losses and loss adjustment expenses	2,089	2,587

Net foreign exchange (gains) losses and other	(70)	193

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(60)	(441)
Prior years	(1,489)	(1,320)
Total net paid losses and loss adjustment expenses	(1,549)	(1,761)

Net reserve for losses and loss adjustment expenses at end of period	24,963	22,567
Unpaid losses and loss adjustment expenses recoverable	9,142	8,379
Reserve for losses and loss adjustment expenses at end of period	$34,105	$30,946
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

	Three Months Ended
(Favorable) Adverse	March 31,
2026	Short-tailed	Long-tailed	Total
Insurance	$(10)	$(4)	$(14)
Reinsurance	(172)	20	(152)
Mortgage	(54)	—	(54)
Total	$(236)	$16	$(220)

2025
Insurance	$(15)	$(2)	$(17)
Reinsurance	(127)	8	(119)
Mortgage	(61)	—	(61)
Total	$(203)	$6	$(197)

ARCH CAPITAL	17	2026 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2026 First Quarter
The insurance segment’s short-tailed lines included $10 million of favorable development in travel and accident, primarily from the 2024 and 2025 accident years (i.e., the year in which a loss occurred). Long-tailed lines primarily included favorable development in casualty business, primarily from the 2022 and 2023 accident years.
The reinsurance segment’s short-tailed lines included $72 million of favorable development from property other than property catastrophe business, primarily from the 2023 to 2025 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given 12 month period), and $63 million of favorable development from specialty business, primarily from the 2025 underwriting year. Long-tailed lines included $20 million of adverse development in casualty, primarily from the 2022 to 2024 underwriting year.
The mortgage segment’s favorable development was driven by reductions on reserves for delinquent loans associated with the U.S. first lien portfolio primarily from the 2024 and 2025 accident years, with the credit risk transfer and international businesses also contributing.
2025 First Quarter
The insurance segment’s short-tailed lines included $8 million of favorable development in property and marine, primarily from the 2024 accident year, and $8 million of favorable development in travel and accident, primarily from the 2023 accident year. Long tailed lines included favorable development in executive assurance, from the 2022 and prior accident years, partially offset by adverse development in programs, mainly from the 2024 accident year.
The reinsurance segment’s short-tailed lines included $64 million of favorable development from property catastrophe, primarily from the 2023 and 2024 underwriting years, and $35 million of favorable development from specialty lines, primarily from the 2021 to 2024 underwriting years. Long-tailed lines included $8 million of adverse development in casualty, primarily from the 2021 to 2024 underwriting years.
The mortgage segment’s favorable development was driven by reductions on reserves for delinquent loans associated with the U.S. first lien portfolio from the 2023 and 2024 accident years, with the credit risk transfer and international businesses also contributing.
7.    Allowance for Expected Credit Losses

Premiums Receivable
The following table provides a roll forward of the allowance for expected credit losses of the Company’s premium receivables:

	Premium Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended March 31, 2026
Balance at beginning of period	$5,723	$43
Change for provision of expected credit losses (1)		(4)
Balance at end of period	$6,526	$39

Three Months Ended March 31, 2025
Balance at beginning of period	$5,634	$45
Change for provision of expected credit losses (1)		(2)
Balance at end of period	$6,607	$43

(1)    Amounts deemed uncollectible are written-off in operating expenses. For the 2026 first quarter and 2025 first quarter, there were no amounts written off for both periods.
Reinsurance Recoverables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s reinsurance recoverables:

	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended March 31, 2026
Balance at beginning of period	$9,526	$17
Change for provision of expected credit losses		1
Balance at end of period	$9,732	$18

Three Months Ended March 31, 2025
Balance at beginning of period	$8,260	$17
Change for provision of expected credit losses		—
Balance at end of period	$8,969	$17

ARCH CAPITAL	18	2026 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the Company’s reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums):

	March 31,	December 31,
	2026	2025
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	$9,732	$9,526
% due from carriers with A.M. Best rating of “A-” or better	62.3%	62.1%
% due from all other carriers with no A.M. Best rating (1)	37.7%	37.9%
Largest balance due from any one carrier as % of total shareholders’ equity	8.2%	8.1%
(1)    At March 31, 2026 and December 31, 2025 over 95% of such amount were collateralized through reinsurance trusts, funds withheld arrangements, letters of credit or other.

Contractholder Receivables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s contractholder receivables:

	Contract-holder Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended March 31, 2026
Balance at beginning of period	$2,270	$7
Change for provision of expected credit losses		—
Balance at end of period	$2,253	$7

Three Months Ended March 31, 2025
Balance at beginning of period	$2,161	$5
Change for provision of expected credit losses		1
Balance at end of period	2,212	$6

ARCH CAPITAL	19	2026 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.    Investment Information

Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Cost or Amortized Cost
March 31, 2026
Fixed maturities:
Corporate bonds	$13,806	$122	$(218)	$(6)	$13,908
U.S. government and government agencies	7,422	10	(55)	—	7,467
Asset backed securities	3,737	7	(30)	(5)	3,765
Non-U.S. government securities	2,996	27	(102)	(1)	3,072
Residential mortgage backed securities	2,892	19	(31)	—	2,904
Commercial mortgage backed securities	1,391	5	(7)	(1)	1,394
Municipal bonds	155	—	(4)	—	159
Total	32,399	190	(447)	(13)	32,669
Short-term investments	2,638	1	(3)	—	2,640
Total	$35,037	$191	$(450)	$(13)	$35,309

December 31, 2025
Fixed maturities:
Corporate bonds	$14,058	$265	$(142)	$(10)	$13,945
U.S. government and government agencies	7,445	23	(21)	—	7,443
Asset backed securities	3,574	20	(15)	(8)	3,577
Non-U.S. government securities	3,270	53	(81)	(1)	3,299
Residential mortgage backed securities	2,705	34	(21)	—	2,692
Commercial mortgage backed securities	1,212	11	(5)	(1)	1,207
Municipal bonds	162	—	(4)	—	166
Total	32,426	406	(289)	(20)	32,329
Short-term investments	2,625	2	(1)	—	2,624
Total	$35,051	$408	$(290)	$(20)	$34,953

ARCH CAPITAL	20	2026 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2026
Fixed maturities:
Corporate bonds	$7,339	$(129)	$1,270	$(89)	$8,609	$(218)
U.S. government and government agencies	6,224	(50)	109	(5)	6,333	(55)
Non-U.S. government securities	2,472	(55)	387	(47)	2,859	(102)
Asset backed securities	1,991	(14)	319	(16)	2,310	(30)
Residential mortgage backed securities	1,229	(13)	151	(18)	1,380	(31)
Commercial mortgage backed securities	653	(3)	39	(4)	692	(7)
Municipal bonds	13	—	130	(4)	143	(4)
Total	19,921	(264)	2,405	(183)	22,326	(447)
Short-term investments	1,059	(3)	—	—	1,059	(3)
Total	$20,980	$(267)	$2,405	$(183)	$23,385	$(450)

December 31, 2025
Fixed maturities:
Corporate bonds	$2,972	$(64)	$1,364	$(78)	$4,336	$(142)
U.S. government and government agencies	3,092	(15)	274	(6)	3,366	(21)
Non-U.S. government securities	2,087	(35)	432	(46)	2,519	(81)
Asset backed securities	806	(2)	332	(13)	1,138	(15)
Residential mortgage backed securities	312	(3)	178	(18)	490	(21)
Commercial mortgage backed securities	239	(1)	48	(4)	287	(5)
Municipal bonds	6	—	137	(4)	143	(4)
Total	9,514	(120)	2,765	(169)	12,279	(289)
Short-term investments	614	(1)	—	—	614	(1)
Total	$10,128	$(121)	$2,765	$(169)	$12,893	$(290)
At March 31, 2026, on a lot level basis, approximately 14,970 security lots out of a total of approximately 25,570 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $5 million. At December 31, 2025, on a lot level basis, approximately 7,240 security lots out of a total of approximately 25,330 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $4 million.
The contractual maturities of the Company’s fixed maturities are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2026		December 31, 2025
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$534	$534	$370	$366
Due after one year through five years	16,909	17,021	17,053	16,989
Due after five years through 10 years	6,381	6,479	6,893	6,877
Due after 10 years	555	572	619	621
	24,379	24,606	24,935	24,853
Residential mortgage backed securities	2,892	2,904	2,705	2,692
Commercial mortgage backed securities	1,391	1,394	1,212	1,207
Asset backed securities	3,737	3,765	3,574	3,577
Total	$32,399	$32,669	$32,426	$32,329

ARCH CAPITAL	21	2026 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Equity Securities, at Fair Value
At March 31, 2026, the Company held $1.8 billion of equity securities, at fair value, compared to $1.9 billion at December 31, 2025. Such holdings include publicly traded common stocks, primarily in the consumer cyclical and non-cyclical, technology, communication and financial sectors, and exchange-traded funds in fixed income, equity and other sectors.
Other Investments, at Fair Value
The following table summarizes the Company’s other investments:

	March 31, 2026	December 31, 2025
Other investments	$2,129	$1,957
Fixed maturities	1,129	1,110
Short term investments	69	64
Equity securities	4	5
Total	$3,331	$3,136
The following table summarizes the Company’s other investments, as detailed in the previous table, by strategy:

	March 31, 2026	December 31, 2025
Investment grade fixed income	$1,397	$1,225
Private equity	250	250
Lending	224	220
Term loan investments	157	173
Credit related funds	89	87
Equities	10	—
Energy	2	2
Total	$2,129	$1,957
Net Investment Income
The components of net investment income were derived from the following sources:

	March 31,
	2026	2025
Three Months Ended
Fixed maturities	$384	$342
Short term investments	24	26
Equity securities (dividends)	8	11
Other (1)	21	28
Gross investment income	437	407
Investment expenses	(29)	(29)
Net investment income	$408	$378
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.

Net Realized Gains (Losses)
Net realized gains (losses), which include changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings were as follows:

	March 31,
	2026	2025
Three Months Ended
Available for sale securities:
Gross gains on investment sales	$80	$51
Gross losses on investment sales	(63)	(113)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(27)	2
Other investments	8	13
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	20	47
Net unrealized gains (losses) on equity securities still held at reporting date	(101)	(95)
Allowance for credit losses:
Investments related	5	—
Underwriting related	6	1
Derivative instruments (1)	(18)	99
Other	3	(2)
Net realized gains (losses)	$(87)	$3
(1) See note 10 for information on the Company’s derivative instruments.
Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	March 31, 2026	December 31, 2025
Private equity	$2,414	$2,397
Credit related funds	1,629	1,616
Real estate	803	767
Lending	580	558
Fixed income	526	501
Infrastructure	334	346
Equities	328	231
Energy	38	37
Total	$6,652	$6,453
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

ARCH CAPITAL	22	2026 FIRST QUARTER FORM 10-Q

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
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet line item:

	March 31, 2026	December 31, 2025
Investments accounted for using the equity method (1)	$6,652	$6,453
Investments accounted for using the fair value option (2)	10	—
Total	$6,662	$6,453
(1)    Aggregate unfunded commitments were $3.7 billion at March 31, 2026, compared to $3.6 billion at December 31, 2025.
(2)    Aggregate unfunded commitments were $163 million at March 31, 2026, compared to $65 million at December 31, 2025.
Equity in Net Income (Loss) of Investments Accounted for Using the Equity Method
Income from investment funds accounted for using the equity method for the 2026 first quarter was $160 million, compared to $53 million for the 2025 first quarter. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds.
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
As of March 31, 2026, the Company owned approximately 29.9% of the issued shares of Coface, or 30% excluding treasury shares, with a carrying value of $718 million, compared to $707 million at December 31, 2025.
As of March 31, 2026, the Company owned 30% of Greysbridge with a carrying value of $502 million, compared to $486 million at December 31, 2025.
Income from operating affiliates for the 2026 first quarter was $36 million, compared to $17 million for the 2025 first quarter.
See note 16 for information on Company’s transactions with related parties.

ARCH CAPITAL	23	2026 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Allowance for Expected Credit Losses
The following table provides a roll forward of the allowance for expected credit losses of the Company’s securities classified as available for sale:

	Structured Securities (1)	Corporate Bonds	Non-U.S. Government Securities	Total
Three Months Ended March 31, 2026
Balance at beginning of period	$9	$10	$1	$20
Additions for current-period provision for expected credit losses	1	1	—	2
Additions (reductions) for previously recognized expected credit losses	(4)	(3)	—	(7)
Reductions due to disposals	—	(2)	—	(2)
Balance at end of period	$6	$6	$1	$13

Three Months Ended March 31, 2025
Balance at beginning of period	$9	$12	$1	$22
Additions for current-period provision for expected credit losses	3	—	—	3
Additions (reductions) for previously recognized expected credit losses	(4)	1	—	(3)
Reductions due to disposals	—	(1)	—	(1)
Balance at end of period	$8	$12	$1	$21
(1)    Includes asset backed securities, residential mortgage backed securities and commercial mortgage backed securities.
Restricted Assets
The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its underwriting operations. The Company’s subsidiaries maintain assets in trust accounts as collateral for transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. See note 18, “Commitments and Contingencies,” of the notes to consolidated financial statements in the Company’s 2025 Form 10-K.
The following table details the value of the Company’s restricted assets:

	March 31, 2026	December 31, 2025
Assets used for collateral or guarantees:
Affiliated transactions	$5,552	$5,323
Third party agreements	6,679	6,784
Deposits with U.S. regulatory authorities	940	948
Other (1)	1,608	1,898
Total restricted assets	$14,779	$14,953
(1)    Primarily includes Funds at Lloyds, deposits with non-U.S. regulatory authorities and other restricted assets.
Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	March 31, 2026	December 31, 2025
Cash	$914	$993
Restricted cash (included in ‘other assets’)	867	1,074
Cash and restricted cash	$1,781	$2,067

ARCH CAPITAL	24	2026 FIRST QUARTER FORM 10-Q

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
The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; (iv) a comparison of the fair value estimates to the Company’s knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) periodic back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at March 31, 2026.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Where quotes are unavailable, fair value is determined by the investment manager using quantitative and qualitative assessments such as internally modeled values. Of the $40.6 billion of financial assets and liabilities measured at fair value at March 31, 2026, approximately $311 million, or 0.8%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $40.3 billion of financial assets and liabilities measured at fair value at December 31, 2025, approximately $278 million, or 0.7%, were priced using non-binding broker-dealer quotes or modeled valuations.

ARCH CAPITAL	25	2026 FIRST QUARTER FORM 10-Q

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

ARCH CAPITAL	26	2026 FIRST QUARTER FORM 10-Q

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

ARCH CAPITAL	27	2026 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the Company’s financial assets and liabilities measured at fair value by level at March 31, 2026:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$13,806	$—	$13,690	$116
U.S. government and government agencies	7,422	7,422	—	—
Asset backed securities	3,737	—	3,712	25
Non-U.S. government securities	2,996	—	2,996	—
Residential mortgage backed securities	2,892	—	2,888	4
Commercial mortgage backed securities	1,391	—	1,391	—
Municipal bonds	155	—	155	—
Total	32,399	7,422	24,832	145

Short-term investments	2,638	2,343	295	—

Equity securities, at fair value	1,766	1,731	26	9

Derivative instruments (2)	287	—	287	—

Residential mortgage loans	35	—	35	—

Fair value option:
Corporate bonds	1,123	—	1,123	—
Non-U.S. government securities	1	—	1	—
U.S. government and government agencies	5	5	—	—
Short-term investments	69	11	12	46
Equity securities	4	—	—	4
Other investments	389	—	140	249
Other investments measured at net asset value (1)	1,740
Total	3,331	16	1,276	299

Total assets measured at fair value	$40,456	$11,512	$26,751	$453

Liabilities measured at fair value:
Other liabilities	$(14)	$—	$—	$(14)
Derivative instruments (2)	(171)	—	(171)	—
Total liabilities measured at fair value	$(185)	$—	$(171)	$(14)

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
(2)    See note 10.

ARCH CAPITAL	28	2026 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2025:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$14,058	$—	$13,930	$128
U.S. government and government agencies	7,445	7,445	—	—
Asset backed securities	3,574	—	3,557	17
Non-U.S. government securities	3,270	—	3,270	—
Residential mortgage backed securities	2,705	—	2,705	—
Commercial mortgage backed securities	1,212	—	1,212	—
Municipal bonds	162	—	162	—
Total	32,426	7,445	24,836	145

Short-term investments	2,625	2,326	299	—

Equity securities, at fair value	1,864	1,829	26	9

Derivative instruments (2)	180	—	180	—

Residential mortgage loans	24	—	24	—

Fair value option:
Corporate bonds	1,102	—	1,102	—
Non-U.S. government securities	3	—	3	—
Asset backed securities	—	—	—	—
U.S. government and government agencies	5	5	—	—
Short-term investments	64	2	22	40
Equity securities	5	—	—	5
Other investments	398	—	166	232
Other investments measured at net asset value (1)	1,559
Total	3,136	7	1,293	277

Total assets measured at fair value	$40,255	$11,607	$26,658	$431

Liabilities measured at fair value:
Other liabilities	$(18)	$—	$—	$(18)
Derivative instruments (2)	(72)	—	(72)	—
Total liabilities measured at fair value	$(90)	$—	$(72)	$(18)

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
(2)    See note 10.

ARCH CAPITAL	29	2026 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

		Assets					Liabilities
s	Available For Sale		Fair Value Option			Fair Value
	Structured Securities (1)	Corporate Bonds	Other Investments	Short-term Investments	Equity Securities	Equity Securities	Other Liabilities
Three Months Ended March 31, 2026
Balance at beginning of period	$17	$128	$232	$40	$5	$9	$(18)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	—	—	—	(1)	(1)	1
Included in other comprehensive income	—	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	4	—	26	21	—	1	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(1)	(41)	(19)	(16)	—	—	3
Transfers in and/or out of Level 3	9	29	10	1	—	—	—
Balance at end of period	$29	$116	$249	$46	$4	$9	$(14)

Three Months Ended March 31, 2025
Balance at beginning of period	$—	$97	$189	$33	$4	$7	$(73)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	—	—	—	—	—	2
Included in other comprehensive income	—	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	52	6	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	—	(17)	(35)	(10)	—	—	37
Transfers in and/or out of Level 3	—	70	—	—	—	—	—
Balance at end of period	$—	$150	$206	$29	$4	$7	$(34)
(1)     Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.
(2)     Gains or losses were included in net realized gains (losses).

ARCH CAPITAL	30	2026 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at March 31, 2026, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At March 31, 2026, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.4 billion. At December 31, 2025, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.5 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
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
The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives (1)	Liability Derivatives (1)	Notional Value (2)
March 31, 2026
Futures contracts	$181	$(71)	$8,653
Foreign currency forward contracts	71	(34)	2,225
Other (3)	35	(66)	1,435
Total	$287	$(171)

December 31, 2025
Futures contracts	$81	$(19)	$8,022
Foreign currency forward contracts	75	(38)	2,458
Other (3)	24	(15)	161
Total	$180	$(72)
(1)    The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’
(2)    Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.
(3)    Includes swaps, options and other derivatives contracts.

The Company did not hold any derivatives that were designated as hedging instruments at March 31, 2026 or December 31, 2025.
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
At March 31, 2026, asset derivatives and liability derivatives of $287 million and $171 million, respectively, were subject to a master netting agreement, compared to $180 million and $72 million, respectively, at December 31, 2025.

ARCH CAPITAL	31	2026 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Realized and unrealized contract gains or losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as	March 31,
hedging instruments:	2026	2025

Three Months Ended
Net realized gains (losses):
Futures contracts	$(63)	$46
Foreign currency forward contracts	(6)	30
Other (1)	51	23
Total	$(18)	$99
(1)    Includes realized gains or losses on swaps, options and other derivatives contracts.
11.    Commitments and Contingencies

Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $3.9 billion at March 31, 2026, compared to $3.7 billion at December 31, 2025.
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
The following table summarizes the total assets of the Bellemeade entities:

	March 31, 2026		December 31, 2025
Bellemeade Entities (Issue Date)	Total VIE Assets	Coverage Remaining from Reinsurers (1)	Total VIE Assets
2021-3 Ltd. (Sep-21)	20	12	21
2022-1 Ltd. (Jan-22)	42	11	42
2022-2 Ltd. (Sep-22)	43	86	43
2023-1 Ltd. (Oct-23)	136	34	149
2024-1 Ltd. (Aug-24)	110	28	130
2025-1 Ltd. (Nov-25)	181	45	191
Total	$532	$216	$576
(1)    Coverage from a separate panel of reinsurers remaining at March 31, 2026.

ARCH CAPITAL	32	2026 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    Other Comprehensive Income (Loss)

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended
Details About	Line Item That Includes	March 31,
AOCI Components	Reclassification	2026	2025

Unrealized appreciation (decline) on available-for-sale investments
	Net realized gains (losses)	$17	$(63)
	Provision for credit losses	5	—
	Total before tax	22	(63)
	Income tax (expense) benefit	(4)	11
	Net of tax	$18	$(52)

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended March 31, 2026
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(367)	$(47)	$(320)
Less reclassification of net realized gains (losses) included in net income	22	4	18
Foreign currency translation adjustments	—	—	—
Other comprehensive income (loss)	$(389)	$(51)	$(338)

Three Months Ended March 31, 2025
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$245	$11	$234
Less reclassification of net realized gains (losses) included in net income	(63)	(11)	(52)
Foreign currency translation adjustments	26	—	26
Other comprehensive income (loss)	$334	$22	$312

ARCH CAPITAL	33	2026 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14.    Income Taxes

The Company’s income tax provision on income before income taxes, including income (loss) from operating affiliates, resulted in an effective tax rate of 8.6% for the three months ended March 31, 2026, compared to 17.4% for the three months ended March 31, 2025. The decrease in the effective tax rate was primarily driven by tax law changes in Bermuda and the United Kingdom. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
The Company had a net deferred tax asset of $1.4 billion at March 31, 2026, consistent with a net deferred tax asset of $1.4 billion at December 31, 2025. In addition, the Company paid $22 million of income taxes for the three months ended March 31, 2026, compared to $18 million of income taxes paid for the three months ended March 31, 2025.
15.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of March 31, 2026, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.
16.    Transactions with Related Parties

Premia Reinsurance Ltd. is a multi-line Bermuda reinsurance company (and its affiliates together with Premia Holdings Ltd., “Premia”). The Company has entered into certain reinsurance transactions with Premia. During the three months ended March 31, 2026 and 2025, the Company did not enter into any new reinsurance transactions with Premia. At March 31, 2026, the Company recorded a funds held asset from Premia of $119 million, compared to $124 million at December 31, 2025.
Somers Group Holdings Ltd. and its wholly owned subsidiaries (collectively, “Somers”) are wholly owned by Greysbridge. For the three months ended March 31, 2026, the Company’s net premiums written was reduced by $143 million, compared to $216 million for the three months ended March 31, 2025, as a result of certain reinsurance transactions with Somers. In addition, Somers paid certain acquisition costs and administrative fees to the Company. At March 31, 2026, the Company recorded a reinsurance recoverable on unpaid and paid losses from Somers of $2.0 billion and a reinsurance balance payable to Somers of $549 million, compared to $2.0 billion and $550 million, respectively, at December 31, 2025.
Pursuant to the terms of the Greysbridge shareholder agreement, as amended, following the expiration of a specified period, Arch Capital has a call right (but not the obligation) and certain third party investors have put rights (but not the obligation) to purchase or sell, as applicable, a specified amount of each such investor’s initial common shares on an annual basis at Greysbridge’s year-end book value per share. Obligations under put/call option notices are recognized on the Company’s balance sheet in both other assets and other liabilities. At March 31, 2026, the Company’s balance sheet included $186 million in both other assets and other liabilities for such put notices. Transactions related to the put shares are expected to close in the 2026 calendar year, subject to any regulatory approval.
17.    Subsequent Event

Share Repurchases
On April 19, 2026, the Company increased its authorization for its existing share repurchase program by $3.0 billion, which, as in the past, may be effected from time to time in open market or privately negotiated transactions. After taking into account this increased authorization and share repurchases effected after the close of the 2026 first quarter, approximately $3.0 billion of share repurchases were available under the program as of May 1, 2026. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

ARCH CAPITAL	34	2026 FIRST QUARTER FORM 10-Q

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with our consolidated financial statements included in Item 1 of this report and also our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). In addition, readers should review “Risk Factors” set forth in Item 1A of Part I of our 2025 Form 10-K and “ITEM 1A—Risk Factors” of this Form 10-Q. All amounts are in millions, except per share amounts, unless otherwise noted.
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “Arch”, “the Company”, “we”, “our” or “us”) is a publicly listed Bermuda exempted company with approximately $26.9 billion in capital at March 31, 2026 and, through operations in Bermuda, the United States, Europe, Canada and Australia, writes insurance, reinsurance and mortgage insurance on a worldwide basis.

ARCH CAPITAL	35	2026 FIRST QUARTER FORM 10-Q

CURRENT OUTLOOK

We delivered a strong 2026 first quarter, with attractive underwriting margins reflecting the disciplined execution of our underwriting and capital management strategies. For the quarter, we generated an annualized net income return on average common equity and an annualized operating return on average common equity of 17.8% and 15.4%, respectively. See “Comment on Non-GAAP Financial Measures.” Critical to our cycle management is emphasizing risk selection, as we continue to leverage our diversified specialty platform and the expertise of our underwriting teams. We invest and use data and analytics to sharpen insights, enhance risk selection and deliver a differentiated customer experience while fostering a culture that attracts the best-in-class talent. We believe our balance sheet is in excellent health, giving us optionality as we remain prudent stewards of the capital entrusted to us by our shareholders. Our strong balance sheet permits us to both invest in our business and return capital to investors. During the 2026 first quarter, we repurchased $783 million of Arch common shares.
Market conditions have become more competitive compared to recent years; however, rates and terms and conditions, in aggregate, continue to support attractive returns. Capturing those returns requires the ability and willingness to actively manage the portfolio across and within lines of business. We continue to execute our cycle management strategy by actively allocating capital to the segments with the best risk-adjusted returns, while retaining the flexibility to invest in our platform when we find attractive opportunities.
Our insurance segment reported $66 million of underwriting income for the 2026 first quarter. Overall, market conditions remained favorable; however, topline growth in the segment was essentially flat, reflecting a focus on profitability over volume as competitive pressures persist. Growth opportunities remained across most casualty-focused lines of business, including E&S casualty, construction and alternative markets in the U.S., as well as select lines of our London market business. These opportunities were partially offset by competitive rate pressure in select property and short‑tail lines, as well as our decision not to renew certain middle market commercial program business we acquired from Allianz in 2024 (the “MCE Acquisition”). We have substantially completed the data and system migration of the acquired businesses, positioning the platform to pursue scalable growth and enhance client and distribution experience. Operating expenses were elevated this quarter as we incurred additional expenses related to the transition of the MCE Acquisition, with certain remaining transition expenses expected to extend into mid‑year.
Our reinsurance segment contributed $441 million of underwriting income in the 2026 first quarter, benefiting from disciplined underwriting and a favorable portfolio mix. Net premiums written were $2.2 billion, down roughly 6% when compared to 2025 first quarter, reflecting pricing pressures and higher retentions by cedants in certain property and short‑tail lines. As increased capacity has contributed to competitive conditions across portions of the reinsurance market, our underwriting teams are working to actively manage the cycle by selectively writing new business where returns are attractive and reduce participation where pricing does not meet our minimum return thresholds.
Our mortgage segment continued to deliver a steady level of earnings, generating $221 million of underwriting income in the 2026 first quarter. New originations remained modest due to affordability challenges tied to mortgage rates and home prices, which continued to constrain demand. We believe the underlying fundamentals of our mortgage portfolio remain strong, and our U.S. market share was stable. The persistency of our in-force U.S. primary mortgage insurance portfolio remained a healthy 80.7%, and our delinquency rate remained low. We continue to expect the mortgage segment to serve as a steady diversifying contributor to our overall earnings and generate attractive underwriting income given the high credit quality and embedded equity of our in-force portfolio.

ARCH CAPITAL	36	2026 FIRST QUARTER FORM 10-Q

FINANCIAL MEASURES

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for Arch Capital’s common shareholders:
Book Value per Share
Book value per share represents total common shareholders’ equity available to Arch divided by the number of common shares outstanding. Management uses growth in book value per share as a key measure of the value generated for our common shareholders each period and believes that book value per share is the key driver of Arch Capital’s share price over time. Book value per share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per share depending on the purchase price. Book value per share was $66.19 at March 31, 2026, compared to $65.11 at December 31, 2025, and $55.15 at March 31, 2025. The 1.7% increase in book value per share for the 2026 first quarter primarily reflected strong underwriting returns.
Operating Return on Average Common Equity
Operating return on average common equity (“Operating ROAE”) represents annualized after-tax operating income available to Arch common shareholders divided by the average of beginning and ending common shareholders’ equity available to Arch during the period. After-tax operating income available to Arch common shareholders, a non-GAAP financial measure as defined in Regulation G, represents net income available to Arch common shareholders, excluding net realized gains or losses (which include, but are not limited to, realized and unrealized changes in the fair value of equity securities and assets accounted for using the fair value option, realized and unrealized gains or losses on derivative instruments, changes in the allowance for credit losses on financial assets and gains or losses realized from the acquisition or disposition of subsidiaries), equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other and income taxes. Management uses Operating ROAE as a key measure of the return generated to common shareholders. See “Comment on Non-GAAP Financial Measures.”
Our annualized net income return on average common equity was 17.8% for the 2026 first quarter, compared to 11.1% for the 2025 first quarter. Our Operating ROAE was 15.4% for the 2026 first quarter, compared to 11.5% for the 2025 first quarter. Return for the 2026 periods reflected strong underwriting returns.
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

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2026 First Quarter	0.10%	0.01%
2025 First Quarter	2.02%	2.04%
Total return for the 2026 first quarter reflected the impact of higher interest rates on our fixed income portfolio. We continue to maintain a relatively short duration on our fixed income portfolio of 3.43 years at March 31, 2026, in line with our asset allocation targets.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality with a fixed income component matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. It is recalibrated annually. Although the estimated fixed income duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index during the year except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. At March 31, 2026, the fixed income portion of the benchmark had an average credit quality of “A1” by Moody’s and an estimated fixed income duration of 3.17 years.

ARCH CAPITAL	37	2026 FIRST QUARTER FORM 10-Q

The benchmark return index included weightings to the following indices:

%
ICE BofA 1-5 Year U.S. Corporate Index	16.80
ICE BofA 5-10 Year U.S. Corporate Index	8.00
Yield on 3-5 Year U.S. Treasury Index plus 5.5%	16.00
ICE BofA 1-10 Year U.S. Treasury Index	15.00
ICE BofA 0-3 Month U.S. Treasury Index	3.00
ICE BofA BB-B U.S. High Yield Constrained Index	5.50
JPM CLOIE Investment Grade	5.00
ICE BofA 3-5 Year U.S. Agency CMO Excluding IO & PO Index	5.00
ICE BofA U.S. Fixed Rate CMBS Index	4.00
ICE BofA U.S. Fixed & Floating Rate Asset Backed Securities Index	2.50
S&P 500 Total Return Index	4.25
ICE BofA 1-5 Year U.K. Gilt Index	5.90
ICE BofA German Government 1-5 Year Index	3.00
ICE BofA German Government 5-7 Year Index	1.00
ICE BofA 1-5 Year Canada Government Index	2.75
ICE BofA 15+ Year Canada Government Index	0.25
ICE BofA 1-5 Year Australia Government Index	1.50
ICE BofA 5-10 Year Australia Government Index	0.40
ICE BofA 1-5 Year Japan Government Index	0.15
Total	100.00%
COMMENT ON NON-GAAP FINANCIAL MEASURES

Throughout this filing, we present our operations in the way we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use our financial information in evaluating the performance of our company. This presentation includes the use of after-tax operating income available to Arch common shareholders, which is defined as net income available to Arch common shareholders, excluding net realized gains or losses (which include, but are not limited to, realized and unrealized changes in the fair value of equity securities and assets accounted for using the fair value option, realized and unrealized gains or losses on derivative instruments, changes in the allowance for credit losses on financial assets and gains or losses realized from the acquisition or disposition of subsidiaries), equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other, income taxes, and the use of annualized operating return on average common equity. The presentation of after-tax operating income available to Arch common shareholders and annualized operating return on average common equity are non-GAAP financial measures as defined in Regulation G. The reconciliation of such measures to net income available to Arch common shareholders and annualized net income return on average common equity (the most directly comparable GAAP financial measures) in accordance with Regulation G is included under “Results of Operations” below.
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

ARCH CAPITAL	38	2026 FIRST QUARTER FORM 10-Q

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
Total return on investments includes investment income, equity in net income or loss of investments accounted for using the equity method, net realized gains or losses (excluding net realized gains or losses on non-investment related financial assets) and the change in unrealized gains or losses generated by Arch’s investment portfolio. Total return is calculated on a pre-tax basis and before investment expenses, and reflects the effect of financial market conditions along with foreign currency fluctuations. In addition, total return incorporates the timing of investment returns during the periods. There is no directly comparable GAAP financial measure for total return. Management uses total return on investments as a key measure of the return generated to Arch common shareholders on the capital held in the business, and compares the return generated by our investment portfolio against benchmark returns which we measured our portfolio against during the periods.

ARCH CAPITAL	39	2026 FIRST QUARTER FORM 10-Q

RESULTS OF OPERATIONS

The following table summarizes our consolidated financial data, including a reconciliation of net income or loss available to Arch common shareholders to after-tax operating income or loss available to Arch common shareholders. See “Comment on Non-GAAP Financial Measures.”

	Three Months Ended
	March 31,
	2026	2025
Net income available to Arch common shareholders	$1,037	$564
Net realized (gains) losses (1)	87	(3)
Equity in net (income) loss of investments accounted for using the equity method	(160)	(53)
Net foreign exchange (gains) losses	(21)	27
Transaction costs and other	18	10
Income tax expense (benefit) (2)	(60)	42
After-tax operating income available to Arch common shareholders	$901	$587

Beginning common shareholders’ equity	$23,376	$19,990
Ending common shareholders’ equity	23,358	20,715
Average common shareholders’ equity	$23,367	$20,353

Annualized net income return on average common equity %	17.8	11.1
Annualized operating return on average common equity %	15.4	11.5
(1)    Net realized gains or losses include, but are not limited to, realized and unrealized changes in the fair value of equity securities and assets accounted for using the fair value option, realized and unrealized gains or losses on derivative instruments, changes in the allowance for credit losses on financial assets and gains or losses realized from the acquisition or disposition of subsidiaries.
(2)    Income tax expense on net realized gains or losses, equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses and transaction costs and other reflects the relative mix reported by jurisdiction and the varying tax rates in each jurisdiction.
Segment Information
We classify our businesses into three underwriting segments: insurance, reinsurance and mortgage. Our insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to our chief operating decision makers (“CODMs”), the Chief Executive Officer of Arch Capital and the Chief Financial Officer and Treasurer of Arch Capital. The CODMs do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for our three underwriting segments based on underwriting income or loss. We do not manage our assets by underwriting segment, with the exception of goodwill and intangible assets and accordingly investment income is not allocated to each underwriting segment.
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
The following tables set forth our insurance segment’s underwriting results:

	Three Months Ended March 31,
	2026	2025	% Change
Gross premiums written	$2,697	$2,645	2.0
Premiums ceded	(791)	(712)
Net premiums written	1,906	1,933	(1.4)
Change in unearned premiums	(35)	(73)
Net premiums earned	1,871	1,860	0.6
Other underwriting income (1)	11	3
Losses and loss adjustment expenses	(1,126)	(1,228)
Acquisition expenses	(375)	(343)
Other operating expenses	(315)	(294)
Underwriting income (loss)	$66	$(2)	3,400.0

Underwriting Ratios			% Point Change
Loss ratio	60.2%	66.0%	(5.8)
Acquisition expense ratio	20.0%	18.5%	1.5
Other operating expense ratio (2)	16.3%	15.6%	0.7
Combined ratio	96.5%	100.1%	(3.6)
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.

ARCH CAPITAL	40	2026 FIRST QUARTER FORM 10-Q

Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended March 31,
	2026		2025
	Amount	%	Amount	%
North America
Property and short-tail specialty	$322	16.9	$348	18.0
Other liability - occurrence	315	16.5	330	17.1
Other liability - claims made	175	9.2	149	7.7
Commercial multi-peril	173	9.1	198	10.2
Workers compensation	157	8.2	153	7.9
Commercial automobile	149	7.8	161	8.3
Other	74	3.9	76	3.9
Total North America	1,365	71.6	1,415	73.2

International
Property and short-tail specialty	$282	14.8	$271	14.0
Casualty and other	259	13.6	247	12.8
Total International	541	28.4	518	26.8
Total	$1,906	100.0	$1,933	100.0
2026 First Quarter versus 2025 Period. Gross premiums written by the insurance segment in the 2026 first quarter were 2.0% higher than in the 2025 first quarter, while net premiums written were 1.4% lower than in the 2025 first quarter. Adjusting for the non-renewal of certain programs related to the MCE Acquisition, net premiums written would have increased by 1.1% compared to the same quarter one year ago.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended March 31,
	2026		2025
	Amount	%	Amount	%
North America
Property and short-tail specialty	$315	16.8	$333	17.9
Other liability - occurrence	300	16.0	329	17.7
Other liability - claims made	200	10.7	192	10.3
Commercial multi-peril	195	10.4	201	10.8
Workers compensation	135	7.2	131	7.0
Commercial automobile	146	7.8	145	7.8
Other	69	3.7	72	3.9
Total North America	1,360	72.7	1,403	75.4

International
Property and short-tail specialty	$279	14.9	$246	13.2
Casualty and other	232	12.4	211	11.3
Total International	511	27.3	457	24.6
Total	$1,871	100.0	$1,860	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters. Net premiums earned for the 2026 first quarter were 0.6% higher than in the 2025 first quarter.
Other Underwriting Income.
Other underwriting income, which includes revenue earned from underwriting-related activities covered under existing service contracts, was $11 million for the 2026 first quarter, compared to $3 million for the 2025 first quarter.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended
	March 31,
	2026	2025
Current year	60.9%	66.9%
Prior period reserve development	(0.7)%	(0.9)%
Loss ratio	60.2%	66.0%
Current Year Loss Ratio.
2026 First Quarter versus 2025 Period. The insurance segment’s current year loss ratio in the 2026 first quarter was 6.0 points lower than in the 2025 first quarter. The 2026 first quarter loss ratio reflected 4.2 points of current year catastrophic activity, compared to 9.5 points in the 2025 first quarter, primarily related to California wildfires. The balance of the change in the loss ratio resulted, in part, from changes in mix of business.
Prior Period Reserve Development.
The insurance segment’s net favorable development was $14 million, or 0.7 points, for the 2026 first quarter, compared to $17 million, or 0.9 points, for the 2025 first quarter. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
2026 First Quarter versus 2025 Period. The insurance segment’s underwriting expense ratio was 36.3% in the 2026 first quarter, compared to 34.1% in the 2025 first quarter. In the 2025 first quarter, the impact of the MCE Acquisition lowered the underwriting expense ratio by approximately 1.9 points, primarily due to the effects of the fair value estimation of the assets acquired at closing, including the non-recognition of deferred acquisition costs. The 2026 first quarter also included higher compensation costs compared

ARCH CAPITAL	41	2026 FIRST QUARTER FORM 10-Q

to the 2025 first quarter and transitional expenses associated with the MCE Acquisition.
Reinsurance Segment
The Company’s reinsurance segment offers reinsurance products on a worldwide basis. Lines of business include: casualty; marine and aviation; property catastrophe; property excluding property catastrophe; specialty; and other.
The following tables set forth our reinsurance segment’s underwriting results:

	Three Months Ended March 31,
	2026	2025	% Change
Gross premiums written	$3,414	$3,494	(2.3)
Premiums ceded	(1,238)	(1,178)
Net premiums written	2,176	2,316	(6.0)
Change in unearned premiums	(345)	(288)
Net premiums earned	1,831	2,028	(9.7)
Other underwriting income (1)	37	39
Losses and loss adjustment expenses	(948)	(1,356)
Acquisition expenses	(347)	(417)
Other operating expenses	(132)	(127)
Underwriting income	$441	$167	164.1

Underwriting Ratios			% Point Change
Loss ratio	51.7%	66.9%	(15.2)
Acquisition expense ratio	19.0%	20.6%	(1.6)
Other operating expense ratio (2)	5.2%	4.3%	0.9
Combined ratio	75.9%	91.8%	(15.9)
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.
Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended March 31,
	2026		2025
	Amount	%	Amount	%
Specialty	$687	31.6	$594	25.6
Property excluding property catastrophe	548	25.2	581	25.1
Casualty	478	22.0	499	21.5
Property catastrophe	307	14.1	477	20.6
Marine and aviation	78	3.6	121	5.2
Other	78	3.6	44	1.9
Total	$2,176	100.0	$2,316	100.0
2026 First Quarter versus 2025 Period. Gross premiums written by the reinsurance segment in the 2026 first quarter were 2.3% lower than in the 2025 first quarter, while net premiums written were 6.0% lower than in the 2025 first quarter. The lower level of net premiums written this quarter was primarily due to a reduction in property catastrophe business written at January 1, amplified by a lower level of reinstatement premiums relative to the 2025 first quarter, which included reinstatement premiums related to the California wildfires.
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended March 31,
	2026		2025
	Amount	%	Amount	%
Specialty	$586	32.0	$727	35.8
Property excluding property catastrophe	519	28.3	548	27.0
Casualty	353	19.3	325	16.0
Property catastrophe	226	12.3	306	15.1
Marine and aviation	70	3.8	80	3.9
Other	77	4.2	42	2.1
Total	$1,831	100.0	$2,028	100.0
Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned reflect changes in net premiums written over the previous five quarters. Net premiums earned for the 2026 first quarter were 9.7% lower than in the 2025 first quarter.

ARCH CAPITAL	42	2026 FIRST QUARTER FORM 10-Q

Other Underwriting Income.
Other underwriting income, which includes revenue earned from underwriting-related activities covered under existing service contracts, was $37 million for the 2026 first quarter, compared to $39 million for the 2025 first quarter.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended
	March 31,
	2026	2025
Current year	60.0%	72.8%
Prior period reserve development	(8.3)%	(5.9)%
Loss ratio	51.7%	66.9%
Current Year Loss Ratio.
2026 First Quarter versus 2025 Period. The reinsurance segment’s current year loss ratio in the 2026 first quarter was 12.8 points lower than in the 2025 first quarter. The 2026 first quarter loss ratio reflected 5.4 points of current year catastrophic activity, compared to 21.7 points in the 2025 first quarter, primarily related to California wildfires. The balance of the change in the loss ratio resulted, in part, from changes in mix of business.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $152 million, or 8.3 points, for the 2026 first quarter, compared to $119 million, or 5.9 points, for the 2025 first quarter. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
2026 First Quarter versus 2025 Period. The underwriting expense ratio for the reinsurance segment was 24.2% in the 2026 first quarter, compared to 24.9% in the 2025 first quarter. The 2025 first quarter amount included a lower level of contingent commissions on ceded business, primarily due to the impact of the California wildfires.
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
The following tables set forth our mortgage segment’s underwriting results:

	Three Months Ended March 31,
	2026	2025	% Change
Gross premiums written	$316	$326	(3.1)
Premiums ceded	(50)	(60)
Net premiums written	266	266	—
Change in unearned premiums	18	34
Net premiums earned	284	300	(5.3)
Other underwriting income (1)	11	11
Losses and loss adjustment expenses	(15)	(3)
Acquisition expenses	(8)	(4)
Other operating expenses	(51)	(52)
Underwriting income	$221	$252	(12.3)

Underwriting Ratios			% Point Change
Loss ratio	5.3%	1.1%	4.2
Acquisition expense ratio	2.9%	1.3%	1.6
Other operating expense ratio (2)	14.1%	13.7%	0.4
Combined ratio	22.3%	16.1%	6.2
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.
Premiums Written.
The following tables set forth our mortgage segment’s net premiums written by major line of business:

	Three Months Ended March 31,
	2026		2025
	Amount	%	Amount	%
U.S. primary mortgage insurance	$204	76.7	$203	76.3
U.S. credit risk transfer (CRT) and other	37	13.9	50	18.8
International mortgage insurance/ reinsurance	25	9.4	13	4.9
Total	$266	100.0	$266	100.0

ARCH CAPITAL	43	2026 FIRST QUARTER FORM 10-Q

2026 First Quarter versus 2025 Period. Gross premiums written by the mortgage segment in the 2026 first quarter were 3.1% lower than in the 2025 first quarter, driven by lower U.S. monthly premium business. Net premiums written were flat compared to the 2025 first quarter, reflecting lower cessions on U.S. primary business.
The persistency rate was 80.7% for the Arch MI U.S. portfolio of primary mortgage insurance policies at March 31, 2026, compared to 81.9% at March 31, 2025. The persistency rate represents the percentage of mortgage insurance in force at the beginning of a 12 month period that remains in force at the end of such period.
The following tables provide details on the new insurance written (“NIW”) generated by Arch MI U.S. NIW represents the original principal balance of all loans that received coverage during the period.

	Three Months Ended March 31,
	2026		2025
	Amount	%	Amount	%
Total new insurance written (NIW)	$14,812		$9,190

Credit quality:
>=740	$11,720	79.1	$6,835	74.4
680-739	2,698	18.2	2,103	22.9
620-679	371	2.5	249	2.7
<620	23	0.2	3	0.0
Total	$14,812	100.0	$9,190	100.0

Loan-to-value (LTV):
95.01% and above	$2,064	13.9	$756	8.2
90.01% to 95.00%	5,804	39.2	4,374	47.6
85.01% to 90.00%	4,690	31.7	2,920	31.8
85.00% and below	2,254	15.2	1,140	12.4
Total	$14,812	100.0	$9,190	100.0

Monthly vs. single:
Monthly	$14,273	96.4	$8,497	92.5
Single	539	3.6	693	7.5
Total	$14,812	100.0	$9,190	100.0

Purchase vs. refinance:
Purchase	$11,754	79.4	$8,795	95.7
Refinance	3,058	20.6	395	4.3
Total	$14,812	100.0	$9,190	100.0

Net Premiums Earned.
The following tables set forth our mortgage segment’s net premiums earned by major line of business:

	Three Months Ended March 31,
	2026		2025
	Amount	%	Amount	%
U.S. primary mortgage insurance	$209	73.6	$209	69.7
U.S. credit risk transfer (CRT) and other	37	13.0	50	16.7
International mortgage insurance/ reinsurance	38	13.4	41	13.7
Total	$284	100.0	$300	100.0
2026 First Quarter versus 2025 Period. Net premiums earned for the 2026 first quarter were 5.3% lower than in the 2025 first quarter, primarily reflecting lower cancellation related premiums associated with CRT transactions.
Other Underwriting Income.
Other underwriting income, which is primarily related to GSE credit risk-sharing transactions, was $11 million for the 2026 first quarter, consistent with $11 million for the 2025 first quarter.
Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended
	March 31,
	2026	2025
Current year	24.5%	21.5%
Prior period reserve development	(19.2)%	(20.4)%
Loss ratio	5.3%	1.1%
Current Year Loss Ratio.
2026 First Quarter versus 2025 Period. The mortgage segment’s current year loss ratio was 3.0 points higher in the 2026 first quarter than in the 2025 first quarter. The 2026 first quarter loss ratio reflected modestly higher level of delinquencies than in the 2025 first quarter.
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $54 million, or 19.2 points, for the 2026 first quarter, compared to $61 million, or 20.4 points, for the 2025 first quarter. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the mortgage segment’s prior year reserve development.

ARCH CAPITAL	44	2026 FIRST QUARTER FORM 10-Q

Underwriting Expenses.
2026 First Quarter versus 2025 Period. The underwriting expense ratio for the mortgage segment was 17.0% in the 2026 first quarter, compared to 15.0% in the 2025 first quarter. The increase was primarily due to higher gross acquisition expenses and lower ceding and profit commissions on U.S. primary mortgage business. The 2026 first quarter ratio also reflected the impact of a lower level of net premiums earned.
Corporate
The Company’s corporate results include net investment income, net realized gains or losses (which include, but are not limited to, realized and unrealized changes in the fair value of equity securities and assets accounted for using the fair value option, realized and unrealized gains or losses on derivative instruments, changes in the allowance for credit losses on financial assets and gains or losses realized from the acquisition or disposition of subsidiaries), equity in net income or loss of investments accounted for using the equity method, other income or loss, corporate expenses, transaction costs and other, amortization of intangible assets, interest expense, net foreign exchange gains or losses, income taxes, income from operating affiliates and items related to our non-cumulative preferred shares.
Net Investment Income.
The components of net investment income were derived from the following sources:

	Three Months Ended
	March 31,
	2026	2025
Fixed maturities	$384	$342
Short-term investments	24	26
Equity securities (dividends)	8	11
Other (1)	21	28
Gross investment income	437	407
Investment expenses (2)	(29)	(29)
Net investment income	$408	$378
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.
(2)        Investment expenses were approximately 0.29% of average invested assets for the 2026 first quarter, compared to 0.32% for the 2025 first quarter.
The higher level of net investment income for the 2026 period primarily reflected growth in average invested assets, due in part to strong operating cash flows. Net cash flow from operating activities contributed $1.2 billion for the three months ended March 31, 2026. The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 3.99% for the 2026 first quarter, compared to 4.16% for the 2025 first quarter.
Corporate Expenses.
Corporate expenses were $31 million for the 2026 first quarter, compared to $50 million for the 2025 first quarter. Such amounts primarily represent certain holding company costs necessary to support our worldwide operations and costs associated with operating as a publicly traded company. The decline in the 2026 first quarter primarily reflected the benefit of Bermuda qualified refundable tax credits.
Transaction Costs and Other.
Transaction costs and other for the 2026 first quarter was $18 million, compared to $10 million for the 2025 first quarter. Amounts in both periods primarily includes direct costs related to the MCE Acquisition.
Other Income or Losses.
Other income for the 2026 first quarter was a loss of $5 million, compared to a loss of $2 million for the 2025 first quarter. Amounts in both periods primarily reflect changes in the cash surrender value of our investment in corporate-owned life insurance.
Amortization of Intangible Assets.
Amortization of intangible assets for the 2026 first quarter was $30 million, compared to $49 million for the 2025 first quarter. Amounts in both periods reflected the amortization of intangible assets related to the MCE Acquisition.
Interest Expense.
Interest expense was $37 million for the 2026 first quarter, compared to $35 million for the 2025 first quarter. Interest expense primarily reflects amounts related to our outstanding senior notes.
Net Realized Gains or Losses.
Net realized losses for the 2026 first quarter were $87 million, compared to net realized gains of $3 million for the 2025 first quarter. Amounts in both periods reflected sales of investments as well as the impact of financial market movements on the Company’s equity securities and investments accounted for under the fair value option method. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains or losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations.

ARCH CAPITAL	45	2026 FIRST QUARTER FORM 10-Q

Net realized gains or losses also include, but are not limited to, realized and unrealized changes in the fair value of equity securities and assets accounted for using the fair value option, realized and unrealized gains or losses on derivative instruments, changes in the allowance for credit losses on financial assets and gains or losses realized from the acquisition or disposition of subsidiaries. See note 8, “Investment Information—Net Realized Gains (Losses)” and note 8, “Investment Information—Allowance for Expected Credit Losses,” to our consolidated financial statements for additional information.
Equity in Net Income or Losses of Investments Accounted for Using the Equity Method.
Equity in net income of investments accounted for using the equity method was $160 million in the 2026 first quarter, compared to $53 million for the 2025 first quarter. Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Investment funds accounted for using the equity method totaled $6.7 billion at March 31, 2026, compared to $6.5 billion at December 31, 2025. See note 8, “Investment Information—Investments Accounted For Using the Equity Method,” to our consolidated financial statements for additional information.
Net Foreign Exchange Gains or Losses.
Net foreign exchange gains for the 2026 first quarter were $21 million, compared to losses of $27 million for the 2025 first quarter. Amounts in both periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income or loss before income taxes, including income or loss from operating affiliates, resulted in an expense of 8.6% for the 2026 first quarter, compared to an expense of 17.4% for the 2025 first quarter. The decrease in the effective tax rate was primarily driven by tax law changes in Bermuda and the United Kingdom. See note 14, “Income Taxes” to our consolidated financial statements for additional information.
Income or Losses from Operating Affiliates.
Income from operating affiliates for the 2026 first quarter was $36 million, compared to income of $17 million for the 2025 first quarter. Such amounts primarily related to the Company’s investment in Somers Group Holdings Ltd. (“Somers”) and Coface SA. See note 8, “Investment Information—Investments in Operating Affiliates,” to our consolidated financial statements for additional information.
CRITICAL ACCOUNTING POLICIES,
ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

Critical accounting policies, estimates and recent accounting pronouncements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2025 Form 10-K, updated where applicable in the notes accompanying our consolidated financial statements, including note 1, “Basis of Presentation and Recent Accounting Pronouncements.”
FINANCIAL CONDITION

Investable Assets Held by Arch
At March 31, 2026, approximately $29.3 billion, or 61.7%, of total investable assets held by Arch were internally managed, compared to $29.5 billion, or 62.2%, at December 31, 2025. See note 8, “Investment Information” to our consolidated financial statements for additional information.
The following table summarizes the duration and average credit quality of fixed income assets held by Arch:

	March 31, 2026	December 31, 2025
Average effective fixed maturities duration (in years)	3.43	3.34
Average S&P/Moody’s credit ratings (1)	AA-/Aa3	AA-/Aa3
(1)Average credit ratings on our investment portfolio on securities with ratings assigned by S&P and Moody’s.
The following table provides the credit quality distribution of our fixed maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

ARCH CAPITAL	46	2026 FIRST QUARTER FORM 10-Q

	Estimated Fair Value	% of Total
March 31, 2026
U.S. government and gov’t agencies (1)	$9,665	28.8
AAA	5,769	17.2
AA	2,554	7.6
A	6,405	19.1
BBB	6,526	19.5
BB	1,340	4.0
B	806	2.4
Lower than B	35	0.1
Not rated	428	1.3
Total	$33,528	100.0

December 31, 2025
U.S. government and gov’t agencies (1)	$9,561	28.5
AAA	5,667	16.9
AA	2,564	7.6
A	6,448	19.2
BBB	6,533	19.5
BB	1,330	4.0
B	734	2.2
Lower than B	35	0.1
Not rated	664	2.0
Total	$33,536	100.0
(1)Includes U.S. government-sponsored agency residential mortgage-backed securities and agency commercial mortgage-backed securities.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
March 31, 2026
0-10%	$21,665	$(341)	76.3
10-20%	625	(94)	21.0
20-30%	32	(10)	2.2
Greater than 30%	4	(2)	0.4
Total	$22,326	$(447)	100.0

December 31, 2025
0-10%	$11,702	$(202)	69.9
10-20%	556	(80)	27.7
20-30%	20	(6)	2.1
Greater than 30%	1	(1)	0.3
Total	$12,279	$(289)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at March 31, 2026, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
Morgan Stanley	$356	A/A1
JPMorgan Chase & Co.	328	A/A1
Bank of America Corporation	322	A-/A1
The Goldman Sachs Group, Inc.	277	BBB+/A2
Amazon.com, Inc.	240	AA/A1
Citigroup Inc.	208	A-/A2
Wells Fargo & Company	192	BBB+/A1
UBS Group AG	181	A-/A1
The Toronto-Dominion Bank	179	A-/A2
Hyundai Motor Company	156	A-/A3
Total	$2,439
(1)Average credit ratings as assigned by S&P and Moody’s, respectively.

ARCH CAPITAL	47	2026 FIRST QUARTER FORM 10-Q

The following table provides information on our structured securities, which includes residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
March 31, 2026
RMBS	$2,232	$656	$4	$2,892
CMBS	6	1,293	92	1,391
ABS	—	3,609	128	3,737
Total	$2,238	$5,558	$224	$8,020

December 31, 2025
RMBS	$2,105	$600	$—	$2,705
CMBS	6	1,129	77	1,212
ABS	—	3,368	206	3,574
Total	$2,111	$5,097	$283	$7,491
The following table summarizes our equity securities, which include investments in exchange traded funds:

	March 31, 2026	December 31, 2025
Equities (1)	$1,233	$1,296
Exchange traded funds
Fixed income (2)	309	316
Equity and other (3)	228	257
Total	$1,770	$1,869
(1)Primarily in technology, communications, consumer non-cyclical, financial and industrial sectors at March 31, 2026.
(2)Primarily in structured and corporate exposures at March 31, 2026.
(3)Primarily in technology, financials, communications, consumer cyclical and healthcare sectors at March 31, 2026.

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
Reinsurance
The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses (“LAE”) with unaffiliated reinsurers were as follows:

	Three Months Ended
	March 31,
	2026	2025
Premiums written:
Direct	$2,726	$2,592
Assumed	3,699	3,871
Ceded	(2,077)	(1,948)
Net	$4,348	$4,515

Premiums earned:
Direct	$2,552	$2,460
Assumed	2,976	3,227
Ceded	(1,542)	(1,499)
Net	$3,986	$4,188

Losses and LAE:
Direct	$1,479	$1,277
Assumed	1,352	2,571
Ceded	(742)	(1,261)
Net	$2,089	$2,587
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

ARCH CAPITAL	48	2026 FIRST QUARTER FORM 10-Q

The following table summarizes the respective coverages and retentions at March 31, 2026:

Bellemeade Entities (Issue Date)	Initial Coverage at Issuance	Current Coverage	Remaining Retention, Net
2021-3 Ltd. (1)	639	32	128
2022-1 Ltd. (2)	317	53	132
2022-2 Ltd. (3)	327	129	183
2023-1 Ltd. (4)	233	170	155
2024-1 Ltd. (5)	204	138	166
2025-1 Ltd. (6)	249	226	162
Total	$1,969	$748	$926
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
At March 31, 2026 and December 31, 2025, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	March 31, 2026	December 31, 2025
Insurance segment:
Case reserves	$3,523	$3,489
IBNR reserves	9,387	9,251
Total net reserves	12,910	12,740
Reinsurance segment:
Case reserves	2,923	2,929
Additional case reserves	1,017	1,034
IBNR reserves	7,657	7,349
Total net reserves	11,597	11,312
Mortgage segment:
Case reserves	344	324
IBNR reserves	112	117
Total net reserves	456	441
Total:
Case reserves	6,790	6,742
Additional case reserves	1,017	1,034
IBNR reserves	17,156	16,717
Total net reserves	$24,963	$24,493
At March 31, 2026 and December 31, 2025, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2026	December 31, 2025
Insurance segment:
Third party occurrence business	$4,680	$4,610
Multi-line and other specialty	4,266	4,345
Third party claims-made business	2,940	2,861
Property, energy, marine and aviation	1,024	924
Total net reserves	$12,910	$12,740
At March 31, 2026 and December 31, 2025, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2026	December 31, 2025
Reinsurance segment:
Casualty	$3,954	$3,823
Specialty	3,773	3,658
Property excluding property catastrophe	2,140	2,107
Property catastrophe	922	953
Marine and aviation	602	582
Other	206	189
Total net reserves	$11,597	$11,312

ARCH CAPITAL	49	2026 FIRST QUARTER FORM 10-Q

At March 31, 2026 and December 31, 2025, the mortgage segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2026	December 31, 2025
Mortgage segment:
U.S. primary mortgage insurance	$336	$321
U.S. credit risk transfer (CRT) and other	62	64
International mortgage insurance/ reinsurance	58	56
Total net reserves	$456	$441
Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$286,523	59.7	$286,318	59.1
U.S. credit risk transfer (CRT) and other	128,338	26.7	132,205	27.3
International mortgage insurance/reinsurance	65,223	13.6	66,084	13.6
Total	$480,084	100.0	$484,607	100.0

Risk In Force (RIF) (2):
U.S. primary mortgage insurance	$74,281	84.8	$74,679	85.0
U.S. credit risk transfer (CRT) and other	5,214	6.0	5,358	6.1
International mortgage insurance/reinsurance	8,120	9.3	7,864	8.9
Total	$87,615	100.0	$87,901	100.0
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

The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at March 31, 2026:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2016 and prior	$18,794	6.6	$4,776	6.4	4.71%
2017	3,825	1.3	1,008	1.4	3.93%
2018	5,306	1.9	1,384	1.9	4.45%
2019	9,901	3.5	2,604	3.5	2.89%
2020	29,042	10.1	7,980	10.7	1.76%
2021	47,723	16.7	13,152	17.7	1.81%
2022	47,648	16.6	12,821	17.3	1.87%
2023	29,282	10.2	7,573	10.2	1.95%
2024	36,987	12.9	9,296	12.5	1.33%
2025	43,389	15.1	10,543	14.2	0.33%
2026	14,626	5.1	3,144	4.2	0.03%
Total	$286,523	100.0	$74,281	100.0	2.06%
(1)Represents the ending percentage of loans in default.
The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2025:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2016 and prior	$19,384	6.8	$4,923	6.6	5.08%
2017	4,250	1.5	1,127	1.5	3.87%
2018	5,673	2.0	1,479	2.0	4.48%
2019	10,553	3.7	2,770	3.7	3.08%
2020	30,968	10.8	8,487	11.4	1.85%
2021	50,141	17.5	13,767	18.4	1.88%
2022	49,492	17.3	13,236	17.7	1.87%
2023	31,049	10.8	8,006	10.7	1.93%
2024	39,306	13.7	9,840	13.2	1.17%
2025	45,502	15.9	11,044	14.8	0.20%
Total	$286,318	100.0	$74,679	100.0	2.17%
(1)Represents the ending percentage of loans in default.

ARCH CAPITAL	50	2026 FIRST QUARTER FORM 10-Q

The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Amount	%	Amount	%
Credit quality:
>=740	$47,842	64.4	$47,757	63.9
680-739	22,861	30.8	23,271	31.2
620-679	3,274	4.4	3,340	4.5
<620	304	0.4	311	0.4
Total	$74,281	100.0	$74,679	100.0
Weighted average credit score	750		749

Loan-to-value (LTV):
95.01% and above	$7,436	10.0	$7,314	9.8
90.01% to 95.00%	44,147	59.4	44,494	59.6
85.01% to 90.00%	19,951	26.9	20,195	27.0
85.00% and below	2,747	3.7	2,676	3.6
Total	$74,281	100.0	$74,679	100.0
Weighted average LTV	93.2%		93.2%

Total RIF, net of external reinsurance	$62,366		$60,259

	March 31, 2026		December 31, 2025
	Amount	%	Amount	%
Total RIF by State:
California	$5,922	8.0	$5,901	7.9
Texas	5,376	7.2	5,382	7.2
North Carolina	3,285	4.4	3,343	4.5
Minnesota	3,100	4.2	3,129	4.2
Illinois	3,037	4.1	3,042	4.1
Georgia	2,966	4.0	3,005	4.0
Michigan	2,785	3.7	2,816	3.8
Massachusetts	2,704	3.6	2,780	3.7
Ohio	2,670	3.6	2,666	3.6
Florida	2,659	3.6	2,672	3.6
Other	39,777	53.5	39,943	53.5
Total	$74,281	100.0	$74,679	100.0
The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics:

(U.S. Dollars in thousands, except policy, loan and claim count)	Three Months Ended
	March 31,
	2026	2025
Roll-forward of insured loans in default:
Beginning delinquent number of loans	22,985	22,982
New notices	11,938	11,529
Cures	(12,969)	(12,920)
Paid claims	(348)	(292)
Ending delinquent number of loans (1)	21,606	21,299

Ending number of policies in force (1)	1,049,661	1,085,927

Ending percentage of loans in default (1)	2.06%	1.96%

Losses:
Number of claims paid	348	292
Total paid claims	$15,557	$11,950
Average per claim	$44.7	$40.9
Severity (2)	77.9%	76.8%
Average case reserve per default (1)	$16.6	$16.7
(1)Includes first lien primary and pool policies.
(2)Represents total direct first lien paid claims divided by RIF of loans for which claims were paid, excluding paid claim settlements.
The risk to capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 8.4 to 1 at March 31, 2026, compared to 8.2 to 1 at December 31, 2025.
Shareholders’ Equity and Book Value per Share
The following table presents the calculation of book value per share:

	March 31, 2026	December 31, 2025
Total shareholders’ equity available to Arch	$24,188	$24,206
Less preferred shareholders’ equity	830	830
Common shareholders’ equity available to Arch	$23,358	$23,376
Common shares and common share equivalents outstanding, net of treasury shares (1)	352.9	359.0
Book value per share	$66.19	$65.11
(1)Excludes the effects of 9.3 million and 10.2 million stock options and 0.4 million and 0.3 million restricted and performance share units outstanding at March 31, 2026 and December 31, 2025, respectively.

ARCH CAPITAL	51	2026 FIRST QUARTER FORM 10-Q

LIQUIDITY

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
Arch Capital is a holding company whose assets primarily consist of shares in its subsidiaries. Generally, Arch Capital depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to our preferred and common shares.
For the three months ended March 31, 2026, Arch Capital received dividends of $690 million from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda based reinsurer and insurer, which can pay approximately $5.7 billion to Arch Capital during the remainder of 2026 without providing an affidavit to the Bermuda Monetary Authority.
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
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended
	March 31,
	2026	2025
Total cash provided by (used for):
Operating activities	$1,188	$1,458
Investing activities	(639)	(1,008)
Financing activities	(827)	(241)
Effects of exchange rate changes on foreign currency cash and restricted cash	(8)	16
Increase (decrease) in cash and restricted cash	$(286)	$225
Cash provided by operating activities for the three months ended March 31, 2026 was lower than in the 2025 period. Activity for the three months ended March 31, 2026 primarily reflected a lower level of premium collected than in the 2025 period.
Cash used for investing activities for the three months ended March 31, 2026 was lower than in the 2025 period. Activity for the three months ended March 31, 2026 reflected lower net purchases of investments than in the 2025 period, due in part to a higher level of repurchases under our share repurchase program than in the 2025 period.
Cash used for financing activities for the three months ended March 31, 2026 was higher than in the 2025 period, primarily due to the higher level of repurchases under our share repurchase program. We repurchased approximately $783 million of our common shares in the 2026 period, compared to $196 million in the 2025 period.
CAPITAL RESOURCES

The following table provides an analysis of our capital structure:

	March 31, 2026	December 31, 2025
Senior notes	$2,729	$2,729

Shareholders’ equity available to Arch:
Series F non-cumulative preferred shares	$330	$330
Series G non-cumulative preferred shares	500	500
Common shareholders’ equity	23,358	23,376
Total	$24,188	$24,206

Total capital available to Arch	$26,917	$26,935

Debt to total capital (%)	10.1	10.1
Preferred to total capital (%)	3.1	3.1
Debt and preferred to total capital (%)	13.2	13.2
Arch MI U.S. is required to maintain compliance with the GSEs requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements with an estimated PMIERs sufficiency ratio of 175% at March 31, 2026, compared to 179% at December 31, 2025. On August 21, 2024, Fannie Mae and Freddie Mac each updated their PMIERs to incorporate new deductions to available assets for investment risk. This update became effective on March 31, 2025, but the impact will be phased in through September 30, 2026. If the GSEs had fully implemented this update to PMIERs as of March 31, 2026, the changes would have reduced the available assets by 2% and resulted in a pro-forma PMIERs sufficiency ratio of 173%.

ARCH CAPITAL	52	2026 FIRST QUARTER FORM 10-Q

As part of our capital management program, we may seek to raise additional capital or may seek to return capital to our shareholders through share repurchases, cash dividends or other methods (or a combination of such methods). We may also seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Any such determination will be at the discretion of the Board and will be dependent upon our profits, financial requirements and other factors, including legal restrictions, rating agency requirements, prevailing market conditions and such other factors as our Board deems relevant. The amounts involved may be material.
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

The below table provides a description of our senior notes payable at March 31, 2026:

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
The following tables present condensed financial information for Arch Capital (parent guarantor) and Arch-U.S. (subsidiary issuer):

	March 31, 2026		December 31, 2025
	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.
Assets
Total investments	$45	$391	$40	$442
Cash	9	4	13	4
Investment in operating affiliates	2	—	3	—
Due from subsidiaries and affiliates	6	56	16	14
Other assets	234	118	194	129
Total assets	$296	$569	$266	$589

Liabilities
Senior notes	1,288	496	1,288	496
Due to subsidiaries and affiliates	39	1,007	6	993
Other liabilities	45	97	41	58
Total liabilities	$1,372	$1,600	$1,335	$1,547

Non-cumulative preferred shares	$830	—	$830	—

	Three Months Ended
	March 31, 2026
	Arch Capital	Arch-U.S.
Revenues
Net investment income	$1	$5
Net realized gains (losses)	—	(2)
Equity in net income (loss) of investments accounted for using the equity method	—	(5)
Total revenues	1	(2)

Expenses
Corporate expenses	29	2
Interest expense	15	6
Interest expense (intercompany)	—	14
Total expenses	44	22

Income (loss) before income taxes and income (loss) from operating affiliates	(43)	(24)
Income tax (expense) benefit	18	4
Net income available to Arch	(25)	(20)
Preferred dividends	(10)	—
Net income (loss) available to Arch common shareholders	$(35)	$(20)

ARCH CAPITAL	53	2026 FIRST QUARTER FORM 10-Q

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
Based on in-force exposure estimated as of April 1, 2026, our modeled peak zone catastrophe exposure was a windstorm affecting the Florida Tri-County regions, with a net probable maximum pre-tax loss of $1.9 billion, or 8.2% of tangible shareholders’ equity available to Arch, followed by windstorms affecting the Northeastern U.S. and the Gulf of Mexico regions with net probable maximum pre-tax losses of $1.6 billion and $1.5 billion, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes. As of April 1, 2026, our modeled peak zone earthquake exposure (San Francisco earthquake) represented approximately 48% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Germany windstorm) was substantially less than both our peak zone windstorm and earthquake exposures.
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
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of tangible shareholders’ equity available to Arch. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of April 1, 2026, our modeled RDS loss was approximately $924 million, or 4.0% of tangible shareholders’ equity available to Arch.
Net probable maximum loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. RDS loss estimates are net of expected reinsurance recoveries and before income tax. Catastrophe loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our catastrophe loss estimates include clash estimates from other zones. Our catastrophe loss estimates and RDS loss estimates do not represent our maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates. There can be no assurances that we will not suffer pre-tax losses greater than 25% of our tangible shareholders’ equity from one or more catastrophic events or severe economic events due to several factors. These factors include the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders' equity exposed to a single catastrophic event or severe economic event. In addition, actual losses may increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. See “Risk Factors—Risks Relating to Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Catastrophic Events and Severe Economic Events” in our 2025 Form 10-K.

ARCH CAPITAL	54	2026 FIRST QUARTER FORM 10-Q

MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of March 31, 2026. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks.
An analysis of material changes in market risk exposures at March 31, 2026 that affect the quantitative and qualitative disclosures presented in our 2025 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:
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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	—	+50	+100
March 31, 2026
Total fair value	$46.1	$45.5	$44.8	$44.2	$43.6
Change from base	2.8%	1.4%		(1.4)%	(2.7)%
Change in unrealized value	$1.3	$0.6		$(0.6)	$(1.2)

December 31, 2025
Total fair value	$45.8	$45.2	$44.6	$44.0	$43.3
Change from base	2.8%	1.4%		(1.4)%	(2.8)%
Change in unrealized value	$1.2	$0.6		$(0.6)	$(1.2)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Credit Spread Shift in Percentage Points
	-100	-50	—	+50	+100
March 31, 2026
Total fair value	$46.0	$45.4	$44.8	$44.2	$43.6
Change from base	2.7%	1.3%		(1.3)%	(2.7)%
Change in unrealized value	$1.2	$0.6		$(0.6)	$(1.2)

December 31, 2025
Total fair value	$45.8	$45.2	$44.6	$44.0	$43.3
Change from base	2.8%	1.4%		(1.4)%	(2.8)%
Change in unrealized value	$1.2	$0.6		$(0.6)	$(1.2)
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

ARCH CAPITAL	55	2026 FIRST QUARTER FORM 10-Q

factors are estimated using historical data, and the most recent data points are generally given more weight. As of March 31, 2026, our portfolio’s 95th percentile VaR was estimated to be 6.2%, compared to an estimated 6.5% at December 31, 2025. In periods where the volatility of the risk factors mapped to our portfolio’s exposures is higher due to market conditions, the resulting VaR is higher than in other periods.
Equity Securities. At March 31, 2026 and December 31, 2025, the fair value of our investments in equity securities and certain investments accounted for using the equity method with underlying equity strategies totaled $1.8 billion and $1.8 billion, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $180 million and $178 million at March 31, 2026 and December 31, 2025, respectively, and would have decreased book value per share by approximately $0.51 and $0.50, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $180 million and $178 million at March 31, 2026 and December 31, 2025, respectively, and would have increased book value per share by approximately $0.51 and $0.50, respectively.
Investment-Related Derivatives. At March 31, 2026, the notional value of all derivative instruments (excluding foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $10.0 billion, compared to $8.0 billion at December 31, 2025. If the underlying exposure of each investment-related derivative held at March 31, 2026 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $100 million, and a decrease in book value per share of approximately $0.28 per share, compared to $80 million and $0.22 per share, respectively, on investment-related derivatives held at December 31, 2025. If the underlying exposure of each investment-related derivative held at March 31, 2026 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $100 million, and an increase in book value per share of approximately $0.28 per share, compared to $80 million and $0.22 per share, respectively, on investment-related derivatives held at December 31, 2025. See note 10, “Derivative Instruments,” to our consolidated financial statements for additional disclosures concerning derivatives.
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
The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

	March 31, 2026	December 31, 2025
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(677)	$(498)
Shareholders’ equity denominated in foreign currencies (1)	1,204	1,220
Net foreign currency forward contracts outstanding (2)	777	478
Net exposures denominated in foreign currencies	$1,304	$1,200

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(130)	$(120)
Book value per share	$(0.37)	$(0.33)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$130	$120
Book value per share	$0.37	$0.33
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

ARCH CAPITAL	56	2026 FIRST QUARTER FORM 10-Q

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of March 31, 2026, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ARCH CAPITAL	57	2026 FIRST QUARTER FORM 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Repurchases of Equity Securities
The following table summarizes our purchases of common shares for the 2026 first quarter:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs ($000’s) (2)
1/1/2026-1/31/2026	3,615,796	$92.76	3,615,228	$771,717
2/1/2026-2/28/2026	990,885	$97.89	859,811	$687,792
3/1/2026-3/31/2026	4,022,334	$94.59	3,853,776	$323,995
Total	8,629,015	$94.20	8,328,815
(1)This column represents (in whole shares) open market share repurchases, including an aggregate of 568 shares, 131,074 shares and 168,558 shares repurchased by Arch Capital during January, February and March, respectively, other than through publicly announced plans or programs. We repurchased these shares from employees in order to facilitate the payment of withholding taxes on restricted and performance shares granted and the exercise of stock appreciation rights, in each case at their fair value as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.
(2)This column represents the remaining approximate dollar amount available at the end of each applicable period under Arch Capital’s repurchase authorization. On April 19, 2026, the Company increased its authorization for its existing share repurchase program by $3.0 billion, and having no expiration date. Repurchases may be effected from time to time in open market or privately negotiated transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ARCH CAPITAL	58	2026 FIRST QUARTER FORM 10-Q

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.1	Retirement Letter, dated as of March 10, 2026, between Arch Capital Group Ltd. and John Vollaro†				X
10.2	Form of Restricted Share Award Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries under the Amended and Restated Long Term Incentive and Share Award Plan†				X
10.3
Form of Non-Qualified Stock Option Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries under the Amended and Restated Long Term Incentive and Share Award Plan†
X
10.4
Form of Performance Restricted Share Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries under the Amended and Restated Long Term Incentive and Share Award Plan†
X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan or arrangement

ARCH CAPITAL	59	2026 FIRST QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Nicolas Papadopoulo
Date: May 5, 2026	Nicolas Papadopoulo
Chief Executive Officer (Principal Executive Officer)

/s/ François Morin
Date: May 5, 2026	François Morin
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer

ARCH CAPITAL	60	2026 FIRST QUARTER FORM 10-Q