Form 10-Q
period 2026-06-30
ARCH CAPITAL GROUP LTD.
filed 2026-08-04
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2026

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16209

ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda				98-0374481
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road,	Pembroke	HM 08,	Bermuda	(441)	278-9250
(Address of principal executive offices)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common shares, $0.0011 par value per share	ACGL	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 5.45% Series F preferred share	ACGLO	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 4.55% Series G preferred share	ACGLN	NASDAQ	Stock Market
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of July 30, 2026, there were 341,229,126 common shares, $0.0011 par value per share, of the registrant outstanding.

ARCH CAPITAL GROUP LTD.

ARCH CAPITAL	1	2026 SECOND QUARTER FORM 10-Q

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
•availability to us of reinsurance to manage our net exposure and the cost of such reinsurance;
•the failure of reinsurers, managing general agents, third party administrators or others to meet their obligations to us;

ARCH CAPITAL	2	2026 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	3	2026 SECOND QUARTER FORM 10-Q

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCH CAPITAL	4	2026 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars and shares in millions)

	(Unaudited)
	June 30, 2026	December 31, 2025
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $33,427 and $32,329; net of allowance for credit losses: $16 and $20)	$33,155	$32,426
Short-term investments available for sale, at fair value (amortized cost: $3,298 and $2,624; net of allowance for credit losses: $0 and $0)	3,298	2,625
Equity securities, at fair value	2,280	1,864
Other investments, at fair value	3,381	3,136
Investments accounted for using the equity method	6,852	6,453
Total investments	48,966	46,504

Cash	1,109	993
Accrued investment income	325	338
Investment in operating affiliates	1,323	1,313
Premiums receivable (net of allowance for credit losses: $41 and $43)	7,160	5,723
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (net of allowance for credit losses: $18 and $17)	9,964	9,526
Contractholder receivables (net of allowance for credit losses: $7 and $7)	2,264	2,270
Ceded unearned premiums	3,669	2,659
Deferred acquisition costs	1,794	1,717
Receivable for securities sold	564	180
Goodwill and intangible assets	1,163	1,222
Other assets	6,878	6,796
Total assets	$85,179	$79,241

Liabilities
Reserve for losses and loss adjustment expenses	$34,775	$33,547
Unearned premiums	11,493	10,100
Reinsurance balances payable	3,234	2,320
Contractholder payables	2,270	2,277
Collateral held for insured obligations	240	237
Senior notes	4,286	2,729
Payable for securities purchased	1,136	308
Other liabilities	3,715	3,517
Total liabilities	61,149	55,035

Commitments and contingencies (refer to Note 11)

Shareholders' Equity
Non-cumulative preferred shares	830	830
Common shares ($0.0011 par, shares issued: 602.7 and 599.8)	1	1
Additional paid-in capital	2,873	2,735
Retained earnings	29,129	27,045
Accumulated other comprehensive income (loss), net of deferred income tax	(413)	5
Common shares held in treasury, at cost (shares: 261.8 and 240.8)	(8,390)	(6,410)
Total shareholders' equity available to Arch	24,030	24,206
Total liabilities and shareholders' equity	$85,179	$79,241
See Notes to Consolidated Financial Statements

ARCH CAPITAL	5	2026 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars and shares in millions, except per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Net premiums earned	$3,985	$4,337	$7,971	$8,525
Net investment income	417	405	825	783
Net realized gains (losses)	(17)	229	(104)	232
Other underwriting income	57	62	116	115
Equity in net income of investments accounted for using the equity method	196	162	356	215
Other income (loss)	30	18	25	16
Total revenues	4,668	5,213	9,189	9,886

Expenses
Losses and loss adjustment expenses	2,196	2,303	4,285	4,890
Acquisition expenses	718	824	1,448	1,588
Other operating expenses	471	454	969	927
Corporate expenses	44	47	93	107
Amortization of intangible assets	30	48	60	97
Interest expense	44	38	81	73
Net foreign exchange (gains) losses	(10)	88	(31)	115
Total expenses	3,493	3,802	6,905	7,797

Income (loss) before income taxes and income (loss) from operating affiliates	1,175	1,411	2,284	2,089
Income tax (expense) benefit	(164)	(214)	(262)	(335)
Income (loss) from operating affiliates	46	40	82	57
Net income (loss) available to Arch	1,057	1,237	2,104	1,811
Preferred dividends	(10)	(10)	(20)	(20)
Net income (loss) available to Arch common shareholders	$1,047	$1,227	$2,084	$1,791

Net income per common share and common share equivalent
Basic	$3.05	$3.30	$5.99	$4.81
Diluted	$3.00	$3.23	$5.88	$4.70

Weighted average common shares and common share equivalents outstanding
Basic	343.2	372.2	348.2	372.6
Diluted	348.8	379.9	354.2	380.8

See Notes to Consolidated Financial Statements

ARCH CAPITAL	6	2026 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Comprehensive Income
Net income (loss)	$1,057	$1,237	$2,104	$1,811
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	(113)	303	(433)	537
Reclassification of net realized (gains) losses, included in net income (loss)	42	(7)	24	45
Foreign currency translation adjustments	(9)	64	(9)	90
Comprehensive income (loss) available to Arch	$977	$1,597	$1,686	$2,483
See Notes to Consolidated Financial Statements

ARCH CAPITAL	7	2026 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in millions)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Non-cumulative preferred shares
Balance at beginning and end of period	$830	$830	$830	$830

Common shares
Balance at beginning and end of period	1	1	1	1

Additional paid-in capital
Balance at beginning of period	2,831	2,588	2,735	2,510
Amortization of share-based compensation	15	25	97	99
Other changes	27	47	41	51
Balance at end of period	2,873	2,660	2,873	2,660

Retained earnings
Balance at beginning of period	28,082	23,250	27,045	22,686
Net income (loss)	1,057	1,237	2,104	1,811
Preferred share dividends	(10)	(10)	(20)	(20)
Balance at end of period	29,129	24,477	29,129	24,477

Accumulated other comprehensive income (loss), net of deferred income tax
Balance at beginning of period	(333)	(408)	5	(720)
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of period	(204)	(221)	134	(507)
Unrealized holding gains (losses) during period, net of reclassification adjustment	(71)	296	(409)	582
Balance at end of period	(275)	75	(275)	75
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of period	(129)	(187)	(129)	(213)
Foreign currency translation adjustments	(9)	64	(9)	90
Balance at end of period	(138)	(123)	(138)	(123)
Balance at end of period	(413)	(48)	(413)	(48)

Common shares held in treasury, at cost
Balance at beginning of period	(7,223)	(4,716)	(6,410)	(4,487)
Shares repurchased for treasury	(1,167)	(163)	(1,980)	(392)
Balance at end of period	(8,390)	(4,879)	(8,390)	(4,879)

Total shareholders’ equity	$24,030	$23,041	$24,030	$23,041
See Notes to Consolidated Financial Statements

ARCH CAPITAL	8	2026 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	(Unaudited)
	Six Months Ended
	June 30,
	2026	2025
Operating Activities
Net income (loss)	$2,104	$1,811
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized (gains) losses	(43)	(231)
Equity in net (income) or loss of investments accounted for using the equity method and other income or loss	(263)	(107)
Amortization of intangible assets	60	97
Share-based compensation	97	99
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	1,039	1,386
Unearned premiums, net of ceded unearned premiums	426	338
Premiums receivable	(1,450)	(1,294)
Deferred acquisition costs	(44)	19
Reinsurance balances payable	915	663
Deferred income tax assets, net	79	109
Other items, net	(410)	(308)
Net cash provided by operating activities	2,510	2,582
Investing Activities
Purchases of fixed maturity investments	(19,163)	(17,568)
Purchases of equity securities	(657)	(987)
Purchases of other investments	(952)	(1,232)
Proceeds from sales of fixed maturity investments	16,367	13,823
Proceeds from sales of equity securities	455	1,043
Proceeds from sales, redemptions and maturities of other investments	546	1,091
Proceeds from redemptions and maturities of fixed maturity investments	2,039	1,326
Net settlements of derivative instruments	(106)	240
Net (purchases) sales of short-term investments	(655)	52
Purchases of fixed assets	(22)	(21)
Other	(26)	(3)
Net cash used for investing activities	(2,174)	(2,236)
Financing Activities
Purchases of common shares under share repurchase program	(1,949)	(359)
Proceeds from common shares issued, net	9	19
Proceeds from borrowings	1,977	—
Repayments of borrowings	(398)	—
Common dividends paid	(5)	(7)
Preferred dividends paid	(20)	(20)
Other	(12)	(2)
Net cash used for financing activities	(398)	(369)
Effects of exchange rate changes on foreign currency cash and restricted cash	1	71
Increase (decrease) in cash and restricted cash	(61)	48
Cash and restricted cash, beginning of year	2,067	1,760
Cash and restricted cash, end of period	$2,006	$1,808
Income taxes paid (received)	191	149
Interest paid	65	64

See Notes to Consolidated Financial Statements

ARCH CAPITAL	9	2026 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	10	2026 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	11	2026 SECOND QUARTER FORM 10-Q

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
3.    Share Transactions

Share Repurchases
The Board of Directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program, Arch Capital has repurchased 475.7 million common shares for an aggregate purchase price of $9.7 billion. For the six months ended June 30, 2026, Arch Capital repurchased 20.7 million common shares under the share repurchase program with an aggregate purchase price of approximately $1.9 billion. Arch Capital repurchased 4.1 million common shares under the share repurchase program with an aggregate purchase price of approximately $359.7 million during the six months ended June 30, 2025. At June 30, 2026, $2.2 billion of share repurchases were available under the program.
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
4.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) available to Arch	$1,057	$1,237	$2,104	$1,811
Preferred dividends	(10)	(10)	(20)	(20)
Net income (loss) available to Arch common shareholders	$1,047	$1,227	$2,084	$1,791

Denominator:
Weighted average common shares and common share equivalents outstanding — basic	343.2	372.2	348.2	372.6
Effect of dilutive common share equivalents:
Nonvested restricted shares	1.4	1.6	1.5	1.7
Stock options (1)	4.2	6.1	4.5	6.5
Weighted average common shares and common share equivalents outstanding — diluted	348.8	379.9	354.2	380.8

Earnings per common share:
Basic	$3.05	$3.30	$5.99	$4.81
Diluted	$3.00	$3.23	$5.88	$4.70
(1)    Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2026 second quarter and 2025 second quarter, the number of stock options excluded were 2.4 million and 2.2 million, respectively. For the six months ended June 30, 2026 and 2025, the number of stock options excluded were 2.4 million and 2.4 million, respectively.

ARCH CAPITAL	12	2026 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	13	2026 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders:

	Three Months Ended
	June 30, 2026
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$2,603	$3,202	$324	$6,126
Premiums ceded (1)	(670)	(1,358)	(52)	(2,077)
Net premiums written	1,933	1,844	272	4,049
Change in unearned premiums	(53)	(24)	13	(64)
Net premiums earned	1,880	1,820	285	3,985
Other underwriting income (2)	15	37	5	57
Losses and loss adjustment expenses	(1,185)	(992)	(19)	(2,196)
Acquisition expenses	(375)	(341)	(2)	(718)
Other operating expenses (3)	(308)	(114)	(49)	(471)
Underwriting income (loss)	$27	$410	$220	657

Net investment income				417
Net realized gains (losses)				(17)
Equity in net income of investments accounted for using the equity method				196
Other income (loss)				30
Corporate expenses (4)				(12)
Transaction costs and other (4)				(32)
Amortization of intangible assets				(30)
Interest expense				(44)
Net foreign exchange gains (losses)				10
Income (loss) before income taxes and income (loss) from operating affiliates				1,175
Income tax (expense) benefit				(164)
Income (loss) from operating affiliates				46
Net income (loss) available to Arch				1,057
Preferred dividends				(10)
Net income (loss) available to Arch common shareholders				$1,047

Underwriting Ratios
Loss ratio	63.0%	54.6%	6.5%	55.1%
Acquisition expense ratio	19.9%	18.7%	0.9%	18.0%
Other operating expense ratio (5)	15.6%	4.2%	15.4%	10.4%
Combined ratio	98.5%	77.5%	22.8%	83.5%

Goodwill and intangible assets	$747	$91	$325	$1,163
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
(4)    Certain expenses have been excluded from ‘Corporate expenses’ and reflected in ‘Transaction costs and other.’
(5)    The ‘Other operating expense ratio’ includes ‘Other underwriting income.’

ARCH CAPITAL	14	2026 SECOND QUARTER FORM 10-Q

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
(4)    Certain expenses have been excluded from ‘Corporate expenses’ and reflected in ‘Transaction costs and other.’
(5)    The ‘Other operating expense ratio’ includes ‘Other underwriting income.’

ARCH CAPITAL	15	2026 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
	June 30, 2026
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$5,300	$6,616	$640	$12,551
Premiums ceded (1)	(1,461)	(2,596)	(102)	(4,154)
Net premiums written	3,839	4,020	538	8,397
Change in unearned premiums	(88)	(369)	31	(426)
Net premiums earned	3,751	3,651	569	7,971
Other underwriting income (2)	26	74	16	116
Losses and loss adjustment expenses	(2,311)	(1,940)	(34)	(4,285)
Acquisition expenses	(750)	(688)	(10)	(1,448)
Other operating expenses (3)	(623)	(246)	(100)	(969)
Underwriting income (loss)	$93	$851	$441	1,385

Net investment income				825
Net realized gains (losses)				(104)
Equity in net income of investments accounted for using the equity method				356
Other income (loss)				25
Corporate expenses (4)				(43)
Transaction costs and other (4)				(50)
Amortization of intangible assets				(60)
Interest expense				(81)
Net foreign exchange gains (losses)				31
Income (loss) before income taxes and income (loss) from operating affiliates				2,284
Income tax (expense) benefit				(262)
Income (loss) from operating affiliates				82
Net income (loss) available to Arch				2,104
Preferred dividends				(20)
Net income (loss) available to Arch common shareholders				$2,084

Underwriting Ratios
Loss ratio	61.6%	53.1%	5.9%	53.8%
Acquisition expense ratio	20.0%	18.8%	1.9%	18.2%
Other operating expense ratio (5)	15.9%	4.7%	14.8%	10.7%
Combined ratio	97.5%	76.6%	22.6%	82.7%

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
(4)    Certain expenses have been excluded from ‘Corporate expenses’ and reflected in ‘Transaction costs and other.’
(5)    The ‘Other operating expense ratio’ includes ‘Other underwriting income.’

ARCH CAPITAL	16	2026 SECOND QUARTER FORM 10-Q

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
(4)    Certain expenses have been excluded from ‘Corporate expenses’ and reflected in ‘Transaction costs and other.’
(5)    The ‘Other operating expense ratio’ includes ‘Other underwriting income.’

ARCH CAPITAL	17	2026 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Reserve for losses and loss adjustment expenses at beginning of period	$34,105	$30,946	$33,547	$29,369
Unpaid losses and loss adjustment expenses recoverable	9,142	8,379	9,054	7,821
Net reserve for losses and loss adjustment expenses at beginning of period	24,963	22,567	24,493	21,548

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	2,365	2,456	4,674	5,240
Prior years	(169)	(153)	(389)	(350)
Total net incurred losses and loss adjustment expenses	2,196	2,303	4,285	4,890

Net losses and loss adjustment expense reserves of acquired businesses (1)	—	50	—	50

Net foreign exchange (gains) losses and other	2	400	(68)	593

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(269)	(424)	(329)	(865)
Prior years	(1,428)	(1,320)	(2,917)	(2,640)
Total net paid losses and loss adjustment expenses	(1,697)	(1,744)	(3,246)	(3,505)

Net reserve for losses and loss adjustment expenses at end of period	25,464	23,576	25,464	23,576
Unpaid losses and loss adjustment expenses recoverable	9,311	8,513	9,311	8,513
Reserve for losses and loss adjustment expenses at end of period	$34,775	$32,089	$34,775	$32,089
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

	Three Months Ended			Six Months Ended
(Favorable) Adverse	June 30,			June 30,
2026	Short-tailed	Long-tailed	Total	Short-tailed	Long-tailed	Total
Insurance	$(33)	$6	$(27)	$(43)	$2	$(41)
Reinsurance	(123)	26	(97)	(295)	46	(249)
Mortgage	(45)	—	(45)	(99)	—	(99)
Total	$(201)	$32	$(169)	$(437)	$48	$(389)

2025
Insurance	$(13)	$5	$(8)	$(28)	$3	$(25)
Reinsurance	(75)	(6)	(81)	(202)	2	(200)
Mortgage	(64)	—	(64)	(125)	—	(125)
Total	$(152)	$(1)	$(153)	$(355)	$5	$(350)

ARCH CAPITAL	18	2026 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2026 Second Quarter
The insurance segment’s short-tailed lines included $22 million of favorable development in property, energy, marine and aviation business, primarily from the 2023 and 2024 accident years (i.e., the year in which a loss occurred). Long-tailed lines primarily included adverse development in programs business, primarily from the 2021 to 2023 accident years.
The reinsurance segment’s short-tailed lines included $61 million of favorable development from property other than property catastrophe business, primarily from the 2024 and 2025 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given 12 month period), and $44 million of favorable development from property catastrophe business, primarily from the 2024 underwriting year. Long-tailed lines included $26 million of adverse development in casualty, primarily from the 2022 and 2023 underwriting years.
The mortgage segment’s favorable development was driven by reductions on reserves for delinquent loans associated with the U.S. first lien portfolio primarily from the 2025 accident year, with the credit risk transfer and international businesses also contributing.
2025 Second Quarter
The insurance segment’s short-tailed lines included $7 million of favorable development in travel and accident, primarily from the 2024 accident year. Long-tailed lines included $14 million of adverse development in programs business, primarily from the 2018 and 2023 accident years.
The reinsurance segment’s short-tailed lines included $60 million of favorable development from property other than property catastrophe business, primarily from the 2023 and 2024 underwriting years. Long-tailed lines included $6 million of favorable development, primarily from the 2022 to 2023 underwriting years.
The mortgage segment’s favorable development was driven by reductions on reserves for delinquent loans associated with the U.S. first lien portfolio from the 2024 accident year, with the credit risk transfer and international businesses also contributing.
Six Months Ended June 30, 2026
The insurance segment’s short-tailed lines included $29 million of favorable development in property, energy, marine and aviation business, primarily from the 2023 and 2024 accident years. Net adverse development in long-tailed lines primarily included adverse development in healthcare business, mainly from the 2018 and 2023 accident years.
The reinsurance segment’s short-tailed lines included $133 million of favorable development from property other than property catastrophe business, primarily from the 2023 to 2025 underwriting years, and $79 million of favorable development from property catastrophe, primarily from the 2023 to 2025 underwriting years. Long-tailed lines included $46 million of adverse development in casualty, primarily from the 2022 to 2024 underwriting years.
The mortgage segment’s favorable development was driven by reserve releases associated with the U.S. first lien portfolio from the 2024 and 2025 accident years, with the Company’s credit risk transfer and international businesses also contributing.
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

ARCH CAPITAL	19	2026 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.    Allowance for Expected Credit Losses

Premiums Receivable
The following table provides a roll forward of the allowance for expected credit losses of the Company’s premium receivables:

	Premium Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended June 30, 2026
Balance at beginning of period	$6,526	$39
Change for provision of expected credit losses (1)		2
Balance at end of period	$7,160	$41

Three Months Ended June 30, 2025
Balance at beginning of period	$6,607	$43
Change for provision of expected credit losses (1)		3
Balance at end of period	$7,067	$46

Six Months Ended June 30, 2026
Balance at beginning of year	$5,723	$43
Change for provision of expected credit losses (1)		(2)
Balance at end of period	$7,160	$41

Six Months Ended June 30, 2025
Balance at beginning of year	$5,634	$45
Change for provision of expected credit losses (1)		1
Balance at end of period	$7,067	$46

(1)    Amounts deemed uncollectible are written-off in operating expenses. For the 2026 second quarter and 2025 second quarter, amounts written off were nil and $1 million, respectively. For the six months ended June 30, 2026 and 2025 period, amounts written off were nil and $1 million, respectively.
Reinsurance Recoverables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s reinsurance recoverables:

	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended June 30, 2026
Balance at beginning of period	$9,732	$18
Change for provision of expected credit losses		—
Balance at end of period	$9,964	$18

Three Months Ended June 30, 2025
Balance at beginning of period	$8,969	$17
Change for provision of expected credit losses		2
Balance at end of period	$9,044	$19

Six Months Ended June 30, 2026
Balance at beginning of year	$9,526	$17
Change for provision of expected credit losses		1
Balance at end of period	$9,964	$18

Six Months Ended June 30, 2025
Balance at beginning of year	$8,260	$17
Change for provision of expected credit losses		2
Balance at end of period	$9,044	$19
The following table summarizes the Company’s reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums):

	June 30,	December 31,
	2026	2025
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	$9,964	$9,526
% due from carriers with A.M. Best rating of “A-” or better	62.3%	62.1%
% due from all other carriers with no A.M. Best rating (1)	37.7%	37.9%
Largest balance due from any one carrier as % of total shareholders’ equity	8.4%	8.1%
(1)    At June 30, 2026 and December 31, 2025 over 95% of such amount were collateralized through reinsurance trusts, funds withheld arrangements, letters of credit or other.

ARCH CAPITAL	20	2026 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Contractholder Receivables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s contractholder receivables:

	Contract-holder Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended June 30, 2026
Balance at beginning of period	$2,253	$7
Change for provision of expected credit losses		—
Balance at end of period	$2,264	$7

Three Months Ended June 30, 2025
Balance at beginning of period	$2,212	$6
Change for provision of expected credit losses		—
Balance at end of period	$2,280	$6

Six Months Ended June 30, 2026
Balance at beginning of year	$2,270	$7
Change for provision of expected credit losses		—
Balance at end of period	$2,264	$7

Six Months Ended June 30, 2025
Balance at beginning of year	$2,161	$5
Change for provision of expected credit losses		1
Balance at end of period	$2,280	$6

ARCH CAPITAL	21	2026 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.    Investment Information

Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Cost or Amortized Cost
June 30, 2026
Fixed maturities:
Corporate bonds	$14,231	$102	$(198)	$(6)	$14,333
U.S. government and government agencies	8,060	8	(64)	—	8,116
Asset backed securities	3,677	6	(26)	(9)	3,706
Non-U.S. government securities	2,876	26	(77)	(1)	2,928
Residential mortgage backed securities	2,643	11	(38)	—	2,670
Commercial mortgage backed securities	1,549	5	(7)	—	1,551
Municipal bonds	119	—	(4)	—	123
Total	33,155	158	(414)	(16)	33,427
Short-term investments	3,298	1	(1)	—	3,298
Total	$36,453	$159	$(415)	$(16)	$36,725

December 31, 2025
Fixed maturities:
Corporate bonds	$14,058	$265	$(142)	$(10)	$13,945
U.S. government and government agencies	7,445	23	(21)	—	7,443
Asset backed securities	3,574	20	(15)	(8)	3,577
Non-U.S. government securities	3,270	53	(81)	(1)	3,299
Residential mortgage backed securities	2,705	34	(21)	—	2,692
Commercial mortgage backed securities	1,212	11	(5)	(1)	1,207
Municipal bonds	162	—	(4)	—	166
Total	32,426	406	(289)	(20)	32,329
Short-term investments	2,625	2	(1)	—	2,624
Total	$35,051	$408	$(290)	$(20)	$34,953

ARCH CAPITAL	22	2026 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2026
Fixed maturities:
Corporate bonds	$8,333	$(116)	$1,205	$(82)	$9,538	$(198)
U.S. government and government agencies	6,483	(57)	128	(7)	6,611	(64)
Non-U.S. government securities	1,976	(32)	489	(45)	2,465	(77)
Asset backed securities	1,839	(15)	316	(11)	2,155	(26)
Residential mortgage backed securities	1,414	(19)	144	(19)	1,558	(38)
Commercial mortgage backed securities	591	(2)	40	(5)	631	(7)
Municipal bonds	—	—	119	(4)	119	(4)
Total	20,636	(241)	2,441	(173)	23,077	(414)
Short-term investments	1,106	(1)	—	—	1,106	(1)
Total	$21,742	$(242)	$2,441	$(173)	$24,183	$(415)

December 31, 2025
Fixed maturities:
Corporate bonds	$2,972	$(64)	$1,364	$(78)	$4,336	$(142)
U.S. government and government agencies	3,092	(15)	274	(6)	3,366	(21)
Non-U.S. government securities	2,087	(35)	432	(46)	2,519	(81)
Asset backed securities	806	(2)	332	(13)	1,138	(15)
Residential mortgage backed securities	312	(3)	178	(18)	490	(21)
Commercial mortgage backed securities	239	(1)	48	(4)	287	(5)
Municipal bonds	6	—	137	(4)	143	(4)
Total	9,514	(120)	2,765	(169)	12,279	(289)
Short-term investments	614	(1)	—	—	614	(1)
Total	$10,128	$(121)	$2,765	$(169)	$12,893	$(290)
At June 30, 2026, on a lot level basis, approximately 13,090 security lots out of a total of approximately 26,340 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $4 million. At December 31, 2025, on a lot level basis, approximately 7,240 security lots out of a total of approximately 25,330 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $4 million.
The contractual maturities of the Company’s fixed maturities are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2026		December 31, 2025
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$692	$693	$370	$366
Due after one year through five years	16,827	16,940	17,053	16,989
Due after five years through 10 years	7,231	7,315	6,893	6,877
Due after 10 years	536	552	619	621
	25,286	25,500	24,935	24,853
Residential mortgage backed securities	2,643	2,670	2,705	2,692
Commercial mortgage backed securities	1,549	1,551	1,212	1,207
Asset backed securities	3,677	3,706	3,574	3,577
Total	$33,155	$33,427	$32,426	$32,329

ARCH CAPITAL	23	2026 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Equity Securities, at Fair Value
At June 30, 2026, the Company held $2.3 billion of equity securities, at fair value, compared to $1.9 billion at December 31, 2025. Such holdings include publicly traded common stocks, primarily in the consumer cyclical and non-cyclical, technology, communication and financial sectors, and exchange-traded funds in fixed income, equity and other sectors.
Other Investments, at Fair Value
The following table summarizes the Company’s other investments:

	June 30, 2026	December 31, 2025
Other investments	$2,144	$1,957
Fixed maturities	1,175	1,110
Short term investments	57	64
Equity securities	5	5
Total	$3,381	$3,136
The following table summarizes the Company’s other investments, as detailed in the previous table, by strategy:

	June 30, 2026	December 31, 2025
Investment grade fixed income	$1,364	$1,225
Private equity	249	250
Lending	245	220
Term loan investments	175	173
Credit related funds	94	87
Equities	15	—
Energy	2	2
Total	$2,144	$1,957
Net Investment Income
The components of net investment income were derived from the following sources:

	June 30,
	2026	2025
Three Months Ended
Fixed maturities	$386	$360
Short term investments	26	24
Equity securities (dividends)	9	10
Other (1)	21	35
Gross investment income	442	429
Investment expenses	(25)	(24)
Net investment income	$417	$405

Six Months Ended
Fixed maturities	$770	$702
Short term investments	50	50
Equity securities (dividends)	17	21
Other (1)	42	63
Gross investment income	879	836
Investment expenses	(54)	(53)
Net investment income	$825	$783
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.

ARCH CAPITAL	24	2026 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Realized Gains (Losses)
Net realized gains (losses), which include changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings were as follows:

	June 30,
	2026	2025
Three Months Ended
Available for sale securities:
Gross gains on investment sales	$35	$69
Gross losses on investment sales	(83)	(56)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	9	20
Other investments	6	(11)
Short-term investments	—	3
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	24	7
Net unrealized gains (losses) on equity securities still held at reporting date	217	129
Allowance for credit losses:
Investments related	(4)	(8)
Underwriting related	(3)	(2)
Derivative instruments (1)	(76)	163
Other (2)	(142)	(85)
Net realized gains (losses)	$(17)	$229

Six Months Ended
Available for sale securities:
Gross gains on investment sales	$115	$120
Gross losses on investment sales	(146)	(169)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(18)	22
Other investments	14	2
Short-term investments	—	3
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	44	54
Net unrealized gains (losses) on equity securities still held at reporting date	116	34
Allowance for credit losses:
Investments related	1	(8)
Underwriting related	3	(1)
Derivative instruments (1)	(94)	262
Other (2)	(139)	(87)
Net realized gains (losses)	$(104)	$232
(1) See note 10 for information on the Company’s derivative instruments.
(2) Amounts in the 2026 periods primarily reflect a litigation-related loss contingency recorded pursuant to ASC 450, while amounts recorded in the 2025 periods primarily relate to losses arising from the sale of certain alternative investments accounted for under the equity method.
Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	June 30, 2026	December 31, 2025
Private equity	$2,485	$2,397
Credit related funds	1,643	1,616
Real estate	818	767
Lending	649	558
Fixed income	534	501
Infrastructure	349	346
Equities	324	231
Energy	50	37
Total	$6,852	$6,453
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

ARCH CAPITAL	25	2026 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet line item:

	June 30, 2026	December 31, 2025
Investments accounted for using the equity method (1)	$6,852	$6,453
Investments accounted for using the fair value option (2)	16	—
Total	$6,868	$6,453
(1)    Aggregate unfunded commitments were $4.1 billion at June 30, 2026, compared to $3.6 billion at December 31, 2025.
(2)    Aggregate unfunded commitments were $245 million at June 30, 2026, compared to $65 million at December 31, 2025.
Equity in Net Income (Loss) of Investments Accounted for Using the Equity Method
Income from investment funds accounted for using the equity method for the 2026 second quarter was $196 million, compared to $162 million for the 2025 second quarter and an income of $356 million for the six months ended June 30, 2026, compared to income of $215 million for the six months ended June 30, 2025. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds.
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
As of June 30, 2026, the Company owned approximately 29.9% of the issued shares of Coface, or 30% excluding treasury shares, with a carrying value of $664 million, compared to $707 million at December 31, 2025.
As of June 30, 2026, the Company owned 31.75% of Greysbridge with a carrying value of $554 million, compared to a 30% ownership interest with a carrying value of $486 million at December 31, 2025. The increase in share ownership is a result of the settlement of certain put options during the second quarter of 2026.
Income from operating affiliates for the 2026 second quarter was $46 million, compared to $40 million for the 2025 second quarter and income of $82 million for the six months ended June 30, 2026, compared to income of $57 million for six months ended June 30, 2025.
See note 16 for information on Company’s transactions with related parties.

ARCH CAPITAL	26	2026 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Allowance for Expected Credit Losses
The following table provides a roll forward of the allowance for expected credit losses of the Company’s securities classified as available for sale:

	Structured Securities (1)	Corporate Bonds	Non-U.S. Government Securities	Total
Three Months Ended June 30, 2026
Balance at beginning of period	$6	$6	$1	$13
Additions for current-period provision for expected credit losses	—	—	—	—
Additions (reductions) for previously recognized expected credit losses	3	1	—	4
Reductions due to disposals	—	(1)	—	(1)
Balance at end of period	$9	$6	$1	$16

Three Months Ended June 30, 2025
Balance at beginning of period	$8	$12	$1	$21
Additions for current-period provision for expected credit losses	—	2	—	2
Additions (reductions) for previously recognized expected credit losses	2	4	1	7
Reductions due to disposals	—	(2)	—	(2)
Balance at end of period	$10	$16	$2	$28

Six Months Ended June 30, 2026
Balance at beginning of year	$9	$10	$1	$20
Additions for current-period provision for expected credit losses	1	1	—	2
Additions (reductions) for previously recognized expected credit losses	(1)	(2)	—	(3)
Reductions due to disposals	—	(3)	—	(3)
Balance at end of period	$9	$6	$1	$16

Six Months Ended June 30, 2025
Balance at beginning of year	$9	$12	$1	$22
Additions for current-period provision for expected credit losses	3	2	—	5
Additions (reductions) for previously recognized expected credit losses	(2)	5	1	4
Reductions due to disposals	—	(3)	—	(3)
Balance at end of period	$10	$16	$2	$28
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
The following table details the value of the Company’s restricted assets:

	June 30, 2026	December 31, 2025
Assets used for collateral or guarantees:
Affiliated transactions	$5,584	$5,323
Third party agreements	6,437	6,784
Deposits with U.S. regulatory authorities	939	948
Other (1)	1,678	1,898
Total restricted assets	$14,638	$14,953
(1)    Primarily includes Funds at Lloyds, deposits with non-U.S. regulatory authorities and other restricted assets.

ARCH CAPITAL	27	2026 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	June 30, 2026	December 31, 2025
Cash	$1,109	$993
Restricted cash (included in ‘other assets’)	897	1,074
Cash and restricted cash	$2,006	$2,067
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
The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; (iv) a comparison of the fair value estimates to the Company’s knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) periodic back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at June 30, 2026.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Where quotes are unavailable, fair value is determined by the investment manager using quantitative and qualitative assessments such as internally modeled values. Of the $42.5 billion of financial assets and liabilities measured at fair value at June 30, 2026, approximately $363 million, or 0.9%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $40.3 billion of financial assets and liabilities measured at fair value at December 31, 2025, approximately $278 million, or 0.7%, were priced using non-binding broker-dealer quotes or modeled valuations.

ARCH CAPITAL	28	2026 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	29	2026 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	30	2026 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the Company’s financial assets and liabilities measured at fair value by level at June 30, 2026:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$14,231	$—	$14,117	$114
U.S. government and government agencies	8,060	8,060	—	—
Asset backed securities	3,677	—	3,651	26
Non-U.S. government securities	2,876	—	2,876	—
Residential mortgage backed securities	2,643	—	2,639	4
Commercial mortgage backed securities	1,549	—	1,549	—
Municipal bonds	119	—	119	—
Total	33,155	8,060	24,951	144

Short-term investments	3,298	2,874	424	—

Equity securities, at fair value	2,280	2,256	14	10

Derivative instruments (2)	227	—	227	—

Residential mortgage loans	54	—	54	—

Fair value option:
Corporate bonds	1,168	—	1,168	—
Non-U.S. government securities	3	—	3	—
U.S. government and government agencies	4	4	—	—
Short-term investments	57	—	13	44
Equity securities	4	—	—	4
Other investments	429	—	157	272
Other investments measured at net asset value (1)	1,715
Total	3,380	4	1,341	320

Total assets measured at fair value	$42,394	$13,194	$27,011	$474

Liabilities measured at fair value:
Other liabilities	$(14)	$—	$—	$(14)
Derivative instruments (2)	(108)	—	(108)	—
Total liabilities measured at fair value	$(122)	$—	$(108)	$(14)

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
(2)    See note 10.

ARCH CAPITAL	31	2026 SECOND QUARTER FORM 10-Q

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
(2)    See note 10.

ARCH CAPITAL	32	2026 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

		Assets					Liabilities
s	Available For Sale		Fair Value Option			Fair Value
	Structured Securities (1)	Corporate Bonds	Other Investments	Short-term Investments	Equity Securities	Equity Securities	Other Liabilities
Three Months Ended June 30, 2026
Balance at beginning of period	$29	$116	$249	$46	$4	$9	$(14)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	—	—	—	—	—	—
Included in other comprehensive income	—	(2)	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	5	1	64	25	—	1	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	(3)	—	—	—	—
Settlements	(4)	(1)	(41)	(27)	—	—	—
Transfers in and/or out of Level 3	—	—	3	—	—	—	—
Balance at end of period	$30	$114	$272	$44	$4	$10	$(14)

Three Months Ended June 30, 2025
Balance at beginning of period	$—	$150	$206	$29	$4	$7	$(34)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	—	—	—	1	—	—
Included in other comprehensive income	—	—	—	—	—	—	(2)
Purchases, issuances, sales and settlements
Purchases	14	—	44	18	—	1	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	(3)	—	—	—	—
Settlements	(2)	(5)	(39)	(2)	—	—	16
Transfers in and/or out of Level 3	5	—	—	—	—	—	—
Balance at end of period	$17	$145	$208	$45	$5	$8	$(20)

Six Months Ended June 30, 2026
Balance at beginning of year	$17	$128	$232	$40	$5	$9	$(18)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	—	—	—	(1)	(1)	1
Included in other comprehensive income	—	(2)	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	9	1	90	46	—	2	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	(3)	—	—	—	—
Settlements	(5)	(42)	(60)	(43)	—	—	3
Transfers in and/or out of Level 3	9	29	13	1	—	—	—
Balance at end of period	$30	$114	$272	$44	$4	$10	$(14)

Six Months Ended June 30, 2025
Balance at beginning of year	$—	$97	$189	$33	$4	$7	$(73)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	—	—	—	1	—	2
Included in other comprehensive income	—	—	—	—	—	—	(2)
Purchases, issuances, sales and settlements
Purchases	14	—	96	24	—	1	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	(3)	—	—	—	—
Settlements	(2)	(22)	(74)	(12)	—	—	53
Transfers in and/or out of Level 3	5	70	—	—	—	—	—
Balance at end of period	$17	$145	$208	$45	$5	$8	$(20)
(1)     Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.
(2)     Gains or losses were included in net realized gains (losses).

ARCH CAPITAL	33	2026 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at June 30, 2026, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At June 30, 2026, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $4.3 billion and had a fair value of $4.1 billion. At December 31, 2025, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.5 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
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
The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives (1)	Liability Derivatives (1)	Notional Value (2)
June 30, 2026
Futures contracts	$100	$(31)	$10,699
Foreign currency forward contracts	63	(36)	2,273
Other (3)	64	(41)	375
Total	$227	$(108)

December 31, 2025
Futures contracts	$81	$(19)	$8,022
Foreign currency forward contracts	75	(38)	2,458
Other (3)	24	(15)	161
Total	$180	$(72)
(1)    The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’
(2)    Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.
(3)    Includes swaps, options and other derivatives contracts.

The Company did not hold any derivatives that were designated as hedging instruments at June 30, 2026 or December 31, 2025.
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
At June 30, 2026, asset derivatives and liability derivatives of $227 million and $108 million, respectively, were subject to a master netting agreement, compared to $180 million and $72 million, respectively, at December 31, 2025.

ARCH CAPITAL	34	2026 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Realized and unrealized contract gains or losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as	June 30,
hedging instruments:	2026	2025

Three Months Ended
Net realized gains (losses):
Futures contracts	$(27)	$93
Foreign currency forward contracts	(5)	53
Other (1)	(44)	17
Total	$(76)	$163

Six Months Ended
Net realized gains (losses):
Futures contracts	$(90)	$139
Foreign currency forward contracts	(11)	83
Other (1)	7	40
Total	$(94)	$262
(1)    Includes realized gains or losses on swaps, options and other derivatives contracts.
11.    Commitments and Contingencies

Senior Notes
On June 9, 2026, Arch Capital completed a public offering of $600 million aggregate principal amount of 5.250% senior notes due 2036 (the “2036 Notes”) and $1.4 billion aggregate principal amount of 5.950% senior notes due 2056, (the “2056 Notes” and, together with the 2036 Notes, the “Notes”). The Notes are senior unsecured obligations of Arch Capital and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Notes are due semi-annually in arrears on June 15 and December 15, beginning on December 15, 2026, to holders of record on the preceding June 1 and December 1, as the case may be. Subject to conditions of redemption, Arch Capital may redeem all or any portion of the 2036 Notes and 2056 Notes at any time and from time to time (i) prior to March 15, 2036 and December 15, 2055, respectively, at a redemption price equal to the “make-whole” redemption price for the notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the redemption date; and (ii) on or after March 15, 2036 and December 15, 2055, respectively, at a redemption price for the notes to be redeemed equal to 100% of the principal amount of such notes, plus accrued and unpaid interest to, but excluding, the redemption date.
Arch Capital used a portion of the net proceeds of the Notes to purchase the Tender Offer notes validly tendered (and not withdrawn), as described below, and intends to use the remaining net proceeds to redeem, repurchase, repay or otherwise retire the existing 4.011% Senior Notes due in 2026 and use the balance for general corporate purposes.
Tender Offers
On June 2, 2026, Arch Capital announced the commencement of cash tender offers (the “Tender Offers”) by Arch Capital Group (U.S.) Inc. (“Arch-U.S.”) of its outstanding 5.144% Senior Notes due 2043 (the “2043 Notes”) and Arch Capital Finance LLC (“Arch Finance”) of its outstanding 5.031% Senior Notes due 2046 (the “2046 Notes”). Upon expiration of the Tender Offers, Arch-U.S. repurchased $218.7 million aggregate principal amount of the 2043 Notes and Arch Finance repurchased $199.1 million aggregate principal amount of the 2046 Notes, which resulted in a pre-tax gain of $16 million.
Interest Paid
Interest paid on the Company’s senior notes and other borrowings was $65 million for the six months ended June 30, 2026, compared to $64 million for the 2025 period.
Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $4.4 billion at June 30, 2026, compared to $3.7 billion at December 31, 2025.

ARCH CAPITAL	35	2026 SECOND QUARTER FORM 10-Q

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
The following table summarizes the total assets of the Bellemeade entities:

	June 30, 2026		December 31, 2025
Bellemeade Entities (Issue Date)	Total VIE Assets	Coverage Remaining from Reinsurers (1)	Total VIE Assets
2021-3 Ltd. (Sep-21)	20	9	21
2022-1 Ltd. (Jan-22)	42	10	42
2022-2 Ltd. (Sep-22)	43	81	43
2023-1 Ltd. (Oct-23)	122	31	149
2024-1 Ltd. (Aug-24)	94	24	130
2025-1 Ltd. (Nov-25)	172	43	191
Total	$493	$198	$576
(1)    Coverage from a separate panel of reinsurers remaining at June 30, 2026.

ARCH CAPITAL	36	2026 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    Other Comprehensive Income (Loss)

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended		Six Months Ended
Details About	Line Item That Includes	June 30,		June 30,
AOCI Components	Reclassification	2026	2025	2026	2025

Unrealized appreciation (decline) on available-for-sale investments
	Net realized gains (losses)	$(48)	$14	$(31)	$(49)
	Provision for credit losses	(4)	(8)	1	(8)
	Total before tax	(52)	6	(30)	(57)
	Income tax (expense) benefit	10	1	6	12
	Net of tax	$(42)	$7	$(24)	$(45)

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended June 30, 2026
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(63)	$50	$(113)
Less reclassification of net realized gains (losses) included in net income	(52)	(10)	(42)
Foreign currency translation adjustments	(7)	2	(9)
Other comprehensive income (loss)	$(18)	$62	$(80)

Three Months Ended June 30, 2025
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$304	$1	$303
Less reclassification of net realized gains (losses) included in net income	6	(1)	7
Foreign currency translation adjustments	62	(2)	64
Other comprehensive income (loss)	$360	$—	$360

Six Months Ended June 30, 2026
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(430)	$3	$(433)
Less reclassification of net realized gains (losses) included in net income	(30)	(6)	(24)
Foreign currency translation adjustments	(7)	2	(9)
Other comprehensive income (loss)	$(407)	$11	$(418)

Six Months Ended June 30, 2025
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$549	$12	$537
Less reclassification of net realized gains (losses) included in net income	(57)	(12)	(45)
Foreign currency translation adjustments	88	(2)	90
Other comprehensive income (loss)	$694	$22	$672

ARCH CAPITAL	37	2026 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14.    Income Taxes

The Company’s income tax provision on income before income taxes, including income (loss) from operating affiliates, resulted in an effective tax rate of 11.1% for the six months ended June 30, 2026, compared to 15.6% for the six months ended June 30, 2025. The decrease in the effective tax rate was primarily driven by tax law changes in Bermuda and the United Kingdom. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
The Company had a net deferred tax asset of $1.3 billion at June 30, 2026, compared to a net deferred tax asset of $1.4 billion at December 31, 2025. In addition, the Company paid $191 million of income taxes for the six months ended June 30, 2026, compared to $149 million of income taxes paid for the six months ended June 30, 2025.
15.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of June 30, 2026, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.
16.    Transactions with Related Parties

Premia Reinsurance Ltd. is a multi-line Bermuda reinsurance company (and its affiliates together with Premia Holdings Ltd., “Premia”). The Company has entered into certain reinsurance transactions with Premia. During the six months ended June 30, 2026 and 2025, the Company did not enter into any new reinsurance transactions with Premia. At June 30, 2026, the Company recorded a funds held asset from Premia of $28 million, compared to $124 million at December 31, 2025.
Somers Group Holdings Ltd. and its wholly owned subsidiaries (collectively, “Somers”) are wholly owned by Greysbridge. For the six months ended June 30, 2026, the Company’s net premiums written was reduced by $308 million as a result of certain reinsurance transactions with Somers, compared to a reduction of $419 million for the six months ended June 30, 2025. In addition, Somers paid certain acquisition costs and administrative fees to the Company. At June 30, 2026, the Company recorded a reinsurance recoverable on unpaid and paid losses from Somers of $2.0 billion and a reinsurance balance payable to Somers of $580 million, compared to $2.0 billion and $550 million, respectively, at December 31, 2025.
Pursuant to the terms of the Greysbridge shareholder agreement, as amended, following the expiration of a specified period, Arch Capital has a call right (but not the obligation) and certain third party investors have put rights (but not the obligation) to purchase or sell, as applicable, a specified amount of each such investor’s initial common shares on an annual basis at Greysbridge’s year-end book value per share. Obligations under put/call option notices are recognized on the Company’s balance sheet in both other assets and other liabilities. At June 30, 2026, the Company’s balance sheet included $163 million in both other assets and other liabilities for such put notices. Transactions related to the put shares are expected to close in the 2026 calendar year, subject to any regulatory approval.

ARCH CAPITAL	38	2026 SECOND QUARTER FORM 10-Q

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
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “Arch”, “the Company”, “we”, “our” or “us”) is a publicly listed Bermuda exempted company with approximately $28.3 billion in capital at June 30, 2026 and, through operations in Bermuda, the United States, Europe, Canada and Australia, writes insurance, reinsurance and mortgage insurance on a worldwide basis.

ARCH CAPITAL	39	2026 SECOND QUARTER FORM 10-Q

CURRENT OUTLOOK

We delivered a strong 2026 second quarter, with attractive underwriting margins reflecting the disciplined execution of our underwriting and capital management strategies. For the quarter, we generated an annualized net income return on average common equity and an annualized operating return on average common equity of 18.0% and 15.3%, respectively. See “Comment on Non-GAAP Financial Measures.” Critical to our cycle management is emphasizing risk selection, as we continue to leverage our diversified specialty platform and the expertise of our underwriting teams. We invest and use data and analytics to sharpen insights, enhance risk selection and deliver a differentiated customer experience while fostering a culture that attracts the best-in-class talent. We believe our balance sheet is in excellent health, giving us optionality as we remain prudent stewards of the capital entrusted to us by our shareholders. Our strong balance sheet permits us to both invest in our business and return capital to investors. During the 2026 second quarter, we repurchased 12.4 million common shares for an aggregate $1.2 billion. Through the first half of the year, we have repurchased approximately 94% of our net income in our own shares.
Although competitive conditions have increased across portions of the insurance and reinsurance markets, we believe the market remains constructive. While there is softening in certain lines, others continue to benefit from favorable pricing and underwriting conditions. We believe in this environment, our diversified specialty platform, underwriting expertise and disciplined approach to cycle management, position us to continue to generate attractive risk-adjusted returns while delivering long-term solutions for our clients. We remain focused on allocating capital to the opportunities that best meet our return objectives while maintaining the flexibility to adapt as market conditions evolve and remaining a reliable business partner throughout the insurance cycle.
Our insurance segment reported $27 million of underwriting income for the 2026 second quarter. Growth opportunities remained across most casualty-focused lines of business, including E&S casualty, construction and national accounts in the U.S., as well as select lines of our London market business, including war and terrorism. As a market leader in specialty insurance, we look to support our clients with underwriting expertise, claims capabilities and risk solutions while maintaining disciplined underwriting standards. Our diversified platform provides us with the flexibility to grow in areas where pricing supports our return objectives. These opportunities were partially offset by our decision not to renew certain middle market commercial program business which we acquired from Allianz in 2024 (the “MCE
Acquisition”) along with a reduction in E&S property business due to competitive rate pressure.
Our reinsurance segment contributed $410 million of underwriting income in the 2026 second quarter, benefiting from relatively light catastrophe losses. Net premiums written were $1.8 billion, down roughly 10% when compared to the 2025 second quarter, reflecting pricing pressures and higher retentions by cedants in certain property and short‑tail lines along with targeted increased retrocessions. As increased capacity has contributed to competitive conditions across portions of the reinsurance market, our underwriting teams are actively managing the cycle by selectively writing new business where returns are attractive and adjusting participation where pricing does not meet our minimum return thresholds. At the same time, our scale, market position and access to traditional reinsurance and third party capital allow us to continue providing meaningful solutions to brokers and cedants while managing our net risk profile.
Our mortgage segment continued to deliver a steady level of earnings, generating $220 million of underwriting income in the 2026 second quarter. New originations remained modest due to affordability challenges tied to mortgage rates and home prices, which continued to constrain demand. We believe the underlying fundamentals of our mortgage portfolio remain strong, and our U.S. market share was stable. The persistency of our in-force U.S. primary mortgage insurance portfolio remained a healthy 79.9%, and our delinquency rate remained low. We continue to expect the mortgage segment to serve as a steady diversifying contributor to our overall earnings and generate attractive underwriting income given the high credit quality and embedded equity of our in-force portfolio.

ARCH CAPITAL	40	2026 SECOND QUARTER FORM 10-Q

FINANCIAL MEASURES

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for Arch Capital’s common shareholders:
Book Value per Share
Book value per share represents total common shareholders’ equity available to Arch divided by the number of common shares outstanding. Management uses growth in book value per share as a key measure of the value generated for our common shareholders each period and believes that book value per share is the key driver of Arch Capital’s share price over time. Book value per share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per share depending on the purchase price. Book value per share was $68.04 at June 30, 2026, compared to $66.19 at March 31, 2026, and $59.17 at June 30, 2025. The 2.8% increase in book value per share for the 2026 second quarter primarily reflected strong underwriting and investment returns, partially offset by $1.2 billion of shares purchased at an average price higher than the book value per share.
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
Our annualized net income return on average common equity was 18.0% for the 2026 second quarter, compared to 22.9% for the 2025 second quarter, and 17.9% for the six months ended June 30, 2026, compared to 17.0% for the 2025 period. Our Operating ROAE was 15.3% for the 2026 second quarter, compared to 18.2% for the 2025 second quarter and 15.4% for the six months ended June 30, 2026, compared to 14.8% for the 2025 period. Returns for the 2026 periods reflected strong underwriting and investment returns.
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

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2026 Second Quarter	1.62%	1.76%
2025 Second Quarter	3.09%	3.26%

Six Months Ended June 30, 2026	1.72%	1.76%
Six Months Ended June 30, 2025	5.17%	5.37%
Total return for the 2026 periods reflected interest income and gains on risk assets outweighing the impact of rising US Treasury yields. The portfolio slightly underperformed their benchmark returns, primarily due to a small underweight to alternatives. We continue to maintain a relatively short duration on our fixed income portfolio of 3.50 years at June 30, 2026, in line with our asset allocation targets.
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

ARCH CAPITAL	41	2026 SECOND QUARTER FORM 10-Q

durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. At June 30, 2026, the fixed income portion of the benchmark had an average credit quality of “A1” by Moody’s and an estimated fixed income duration of 3.34 years.
The benchmark return index included weightings to the following indices:

%
ICE BofA 1-10 Year U.S. Corporate Index	24.80
Yield on 3-5 Year U.S. Treasury Index plus 5.5%	16.00
ICE BofA 1-10 Year U.S. Treasury Index	15.00
ICE BofA 0-3 Month U.S. Treasury Index	3.00
ICE BofA BB-B U.S. High Yield Constrained Index	5.50
JPM CLOIE Investment Grade	5.00
ICE BofA 3-5 Year U.S. Agency CMO Excluding IO & PO Index	5.00
ICE BofA U.S. Fixed Rate CMBS Index	4.00
ICE BofA U.S. Fixed & Floating Rate Asset Backed Securities Index	2.50
S&P 500 Total Return Index	4.25
ICE BofA 1-5 Year U.K. Gilt Index	5.90
ICE BofA German Government 1-5 Year Index	3.00
ICE BofA German Government 5-7 Year Index	1.00
ICE BofA 1-5 Year Canada Government Index	2.75
ICE BofA 15+ Year Canada Government Index	0.25
ICE BofA 1-5 Year Australia Government Index	1.50
ICE BofA 5-10 Year Australia Government Index	0.40
ICE BofA 1-5 Year Japan Government Index	0.15
Total	100.00%
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

ARCH CAPITAL	42	2026 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	43	2026 SECOND QUARTER FORM 10-Q

RESULTS OF OPERATIONS

The following table summarizes our consolidated financial data, including a reconciliation of net income or loss available to Arch common shareholders to after-tax operating income or loss available to Arch common shareholders. See “Comment on Non-GAAP Financial Measures.”

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income available to Arch common shareholders	$1,047	$1,227	$2,084	$1,791
Net realized (gains) losses (1)	17	(229)	104	(232)
Equity in net (income) loss of investments accounted for using the equity method	(196)	(162)	(356)	(215)
Net foreign exchange (gains) losses	(10)	88	(31)	115
Transaction costs and other	32	18	50	28
Income tax expense (benefit) (2)	3	37	(57)	79
After-tax operating income available to Arch common shareholders	$893	$979	$1,794	$1,566

Beginning common shareholders’ equity	$23,358	$20,715	$23,376	$19,990
Ending common shareholders’ equity	23,200	22,211	23,200	22,211
Average common shareholders’ equity	$23,279	$21,463	$23,288	$21,101

Annualized net income return on average common equity %	18.0	22.9	17.9	17.0
Annualized operating return on average common equity %	15.3	18.2	15.4	14.8
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

ARCH CAPITAL	44	2026 SECOND QUARTER FORM 10-Q

The following tables set forth our insurance segment’s underwriting results:

	Three Months Ended June 30,
	2026	2025	% Change
Gross premiums written	$2,603	$2,681	(2.9)
Premiums ceded	(670)	(645)
Net premiums written	1,933	2,036	(5.1)
Change in unearned premiums	(53)	(67)
Net premiums earned	1,880	1,969	(4.5)
Other underwriting income (1)	15	13
Losses and loss adjustment expenses	(1,185)	(1,178)
Acquisition expenses	(375)	(387)
Other operating expenses	(308)	(288)
Underwriting income (loss)	$27	$129	(79.1)

Underwriting Ratios			% Point Change
Loss ratio	63.0%	59.8%	3.2
Acquisition expense ratio	19.9%	19.6%	0.3
Other operating expense ratio (2)	15.6%	14.0%	1.6
Combined ratio	98.5%	93.4%	5.1
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.

	Six Months Ended June 30,
	2026	2025	% Change
Gross premiums written	$5,300	$5,326	(0.5)
Premiums ceded	(1,461)	(1,357)
Net premiums written	3,839	3,969	(3.3)
Change in unearned premiums	(88)	(140)
Net premiums earned	3,751	3,829	(2.0)
Other underwriting income (1)	26	16
Losses and loss adjustment expenses	(2,311)	(2,406)
Acquisition expenses	(750)	(730)
Other operating expenses	(623)	(582)
Underwriting income (loss)	$93	$127	(26.8)

Underwriting Ratios			% Point Change
Loss ratio	61.6%	62.8%	(1.2)
Acquisition expense ratio	20.0%	19.1%	0.9
Other operating expense ratio (2)	15.9%	14.8%	1.1
Combined ratio	97.5%	96.7%	0.8
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.
Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended June 30,
	2026		2025
	Amount	%	Amount	%
North America
Other liability - occurrence	$364	18.8	$366	18.0
Property and short-tail specialty	362	18.7	369	18.1
Other liability - claims made	212	11.0	206	10.1
Commercial automobile	158	8.2	165	8.1
Commercial multi-peril	130	6.7	205	10.1
Workers compensation	121	6.3	130	6.4
Other	87	4.5	89	4.4
Total North America	1,434	74.2	1,530	75.1

International
Property and short-tail specialty	$280	14.5	$296	14.5
Casualty and other	219	11.3	210	10.3
Total International	499	25.8	506	24.9
Total	$1,933	100.0	$2,036	100.0
2026 Second Quarter versus 2025 Period. Gross premiums written by the insurance segment in the 2026 second quarter were 2.9% lower than in the 2025 second quarter, while net premiums written were 5.1% lower than in the 2025 second quarter. Adjusting for the non-renewal of certain programs related to the MCE Acquisition, net premiums written would have decreased by 1.8% compared to the same quarter one year ago.

	Six Months Ended June 30,
	2026		2025
	Amount	%	Amount	%
North America
Other liability - occurrence	$679	17.7	$696	17.5
Property and short-tail specialty	684	17.8	717	18.1
Other liability - claims made	387	10.1	355	8.9
Commercial automobile	307	8.0	326	8.2
Commercial multi-peril	303	7.9	403	10.2
Workers compensation	278	7.2	283	7.1
Other	161	4.2	165	4.2
Total North America	2,799	72.9	2,945	74.2

International
Property and short-tail specialty	$562	14.6	$567	14.3
Casualty and other	478	12.5	457	11.5
Total International	1,040	27.1	1,024	25.8
Total	$3,839	100.0	$3,969	100.0
Six Months Ended June 30, 2026 versus 2025 period. Gross premiums written by the insurance segment for the six months ended June 30, 2026 were 0.5% lower than in the 2025 period, while net premiums written were 3.3% lower than in the 2025 period. Adjusting for the non-renewal of

ARCH CAPITAL	45	2026 SECOND QUARTER FORM 10-Q

certain programs related to the MCE Acquisition, net premiums written would have decreased by 0.4% compared to a year ago.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended June 30,
	2026		2025
	Amount	%	Amount	%
North America
Other liability - occurrence	$289	15.4	$338	17.2
Property and short-tail specialty	334	17.8	363	18.4
Other liability - claims made	199	10.6	186	9.4
Commercial automobile	148	7.9	147	7.5
Commercial multi-peril	185	9.8	203	10.3
Workers compensation	135	7.2	147	7.5
Other	76	4.0	71	3.6
Total North America	1,366	72.7	1,455	73.9

International
Property and short-tail specialty	$277	14.7	$278	14.1
Casualty and other	237	12.6	236	12.0
Total International	514	27.3	514	26.1
Total	$1,880	100.0	$1,969	100.0

	Six Months Ended June 30,
	2026		2025
	Amount	%	Amount	%
North America
Other liability - occurrence	$589	15.7	$667	17.4
Property and short-tail specialty	649	17.3	696	18.2
Other liability - claims made	399	10.6	378	9.9
Commercial automobile	294	7.8	292	7.6
Commercial multi-peril	380	10.1	404	10.6
Workers compensation	270	7.2	278	7.3
Other	145	3.9	143	3.7
Total North America	2,726	72.7	2,858	74.6

International
Property and short-tail specialty	$556	14.8	$524	13.7
Casualty and other	469	12.5	447	11.7
Total International	1,025	27.3	971	25.4
Total	$3,751	100.0	$3,829	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters. Net premiums earned for the 2026 second quarter were 4.5% lower than in the 2025 second quarter, while net premiums earned for the six months ended June 30, 2026 were 2.0% lower than in the 2025 period.
Other Underwriting Income.
Other underwriting income, which includes revenue earned from underwriting-related activities covered under existing service contracts, was $15 million for the 2026 second quarter, compared to $13 million for the 2025 second quarter, and $26 million for the six months ended June 30, 2026, compared to $16 million for the 2025 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Current year	64.4%	60.2%	62.7%	63.4%
Prior period reserve development	(1.4)%	(0.4)%	(1.1)%	(0.6)%
Loss ratio	63.0%	59.8%	61.6%	62.8%
Current Year Loss Ratio.
2026 Second Quarter versus 2025 Period. The insurance segment’s current year loss ratio in the 2026 second quarter was 4.2 points higher than in the 2025 second quarter. The 2026 second quarter loss ratio reflected 7.6 points of current year catastrophic activity, primarily related to the Iran conflict and severe conductive storms in the U.S., compared to 2.9 points of current year catastrophic activity in the 2025 second quarter. The balance of the change in the loss ratio resulted, in part, from changes in mix of business.
Six Months Ended June 30, 2026 versus 2025 Period. The insurance segment’s current year loss ratio for the six months ended June 30, 2026 was 0.7 points lower than in the 2025 period and reflected 5.9 points of current year catastrophic activity, primarily related to the Iran conflict and severe conductive storms in the U.S., compared to 6.1 points in the 2025 period, primarily related to the California wildfires. The balance of the change in the loss ratio resulted, in part, from changes in mix of business.
Prior Period Reserve Development.
The insurance segment’s net favorable development was $27 million, or 1.4 points, for the 2026 second quarter, compared to $8 million, or 0.4 points, for the 2025 second quarter, and $41 million, or 1.1 points, for the six months ended June 30, 2026, compared to $25 million, or 0.6 points, for the 2025 period. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the insurance segment’s prior year reserve development.

ARCH CAPITAL	46	2026 SECOND QUARTER FORM 10-Q

Underwriting Expenses.
2026 Second Quarter versus 2025 Period. The insurance segment’s underwriting expense ratio was 35.5% in the 2026 second quarter, compared to 33.6% in the 2025 second quarter. The 2026 second quarter ratio reflected transitional expenses associated with the MCE Acquisition, and a lower level of net premiums earned compared to the 2025 second quarter. In the 2025 second quarter, the impact of the MCE Acquisition lowered the underwriting expense ratio by approximately 0.6 points, primarily due to the effects of the fair value estimation of the assets acquired at closing, including the non-recognition of deferred acquisition costs.
Six Months Ended June 30, 2026 versus 2025 period. The insurance segment’s underwriting expense ratio was 35.9% for the six months ended June 30, 2026, compared to 33.9% for the 2025 period. The 2026 ratio reflected transitional expenses associated with the MCE Acquisition, and a lower level of net premiums earned compared to the 2025 period.
Reinsurance Segment
The Company’s reinsurance segment offers reinsurance products on a worldwide basis. Lines of business include: casualty; marine and aviation; specialty; property catastrophe; property excluding property catastrophe; and other.
The following tables set forth our reinsurance segment’s underwriting results:

	Three Months Ended June 30,
	2026	2025	% Change
Gross premiums written	$3,202	$3,196	0.2
Premiums ceded	(1,358)	(1,137)
Net premiums written	1,844	2,059	(10.4)
Change in unearned premiums	(24)	28
Net premiums earned	1,820	2,087	(12.8)
Other underwriting income (1)	37	46
Losses and loss adjustment expenses	(992)	(1,128)
Acquisition expenses	(341)	(436)
Other operating expenses	(114)	(118)
Underwriting income	$410	$451	(9.1)

Underwriting Ratios			% Point Change
Loss ratio	54.6%	54.1%	0.5
Acquisition expense ratio	18.7%	20.9%	(2.2)
Other operating expense ratio (2)	4.2%	3.5%	0.7
Combined ratio	77.5%	78.5%	(1.0)
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.

	Six Months Ended June 30,
	2026	2025	% Change
Gross premiums written	$6,616	$6,690	(1.1)
Premiums ceded	(2,596)	(2,315)
Net premiums written	4,020	4,375	(8.1)
Change in unearned premiums	(369)	(260)
Net premiums earned	3,651	4,115	(11.3)
Other underwriting income (1)	74	85
Losses and loss adjustment expenses	(1,940)	(2,484)
Acquisition expenses	(688)	(853)
Other operating expenses	(246)	(245)
Underwriting income (loss)	$851	$618	37.7

Underwriting Ratios			% Point Change
Loss ratio	53.1%	60.4%	(7.3)
Acquisition expense ratio	18.8%	20.7%	(1.9)
Other operating expense ratio (2)	4.7%	3.9%	0.8
Combined ratio	76.6%	85.0%	(8.4)
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.
Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended June 30,
	2026		2025
	Amount	%	Amount	%
Specialty	$563	30.5	$729	35.4
Property excluding property catastrophe	451	24.5	430	20.9
Property catastrophe	392	21.3	484	23.5
Casualty	312	16.9	308	15.0
Marine and aviation	58	3.1	68	3.3
Other	68	3.7	40	1.9
Total	$1,844	100.0	$2,059	100.0
2026 Second Quarter versus 2025 Period. Gross premiums written by the reinsurance segment in the 2026 second quarter were 0.2% higher than in the 2025 second quarter, while net premiums written were 10.4% lower than in the 2025 second quarter. Reductions in net premiums written this quarter were due, in part, to non-renewals, share reductions as well as targeted increased retrocessions.

ARCH CAPITAL	47	2026 SECOND QUARTER FORM 10-Q

	Six Months Ended June 30,
	2026		2025
	Amount	%	Amount	%
Specialty	$1,250	31.1	$1,323	30.2
Property excluding property catastrophe	999	24.9	1,011	23.1
Property catastrophe	699	17.4	961	22.0
Casualty	790	19.7	807	18.4
Marine and aviation	136	3.4	189	4.3
Other	146	3.6	84	1.9
Total	$4,020	100.0	$4,375	100.0
Six Months Ended June 30, 2026 versus 2025 period. Gross premiums written by the reinsurance segment for the six months ended June 30, 2026 were 1.1% lower than in the 2025 period, while net premiums written were 8.1% lower than in the 2025 period. Reductions in net premiums written in the 2026 period were due, in part, to non-renewals, share reductions as well as targeted increased retrocessions.
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended June 30,
	2026		2025
	Amount	%	Amount	%
Specialty	$617	33.9	$760	36.4
Property excluding property catastrophe	489	26.9	587	28.1
Property catastrophe	208	11.4	260	12.5
Casualty	367	20.2	355	17.0
Marine and aviation	71	3.9	82	3.9
Other	68	3.7	43	2.1
Total	$1,820	100.0	$2,087	100.0

	Six Months Ended June 30,
	2026		2025
	Amount	%	Amount	%
Specialty	$1,203	32.9	$1,487	36.1
Property excluding property catastrophe	1,008	27.6	1,135	27.6
Property catastrophe	434	11.9	566	13.8
Casualty	720	19.7	680	16.5
Marine and aviation	141	3.9	162	3.9
Other	145	4.0	85	2.1
Total	$3,651	100.0	$4,115	100.0
Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned reflect changes in net premiums written over the previous five quarters. Net premiums earned for the 2026 second quarter were 12.8% lower than in the 2025 second quarter, while net premiums earned for the six months ended June 30, 2026 were 11.3% lower than in the 2025 period.
Other Underwriting Income.
Other underwriting income, which includes revenue earned from underwriting-related activities covered under existing service contracts, was $37 million for the 2026 second quarter, compared to $46 million for the 2025 second quarter, and $74 million for the six months ended June 30, 2026, compared to $85 million for the 2025 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Current year	59.9%	58.0%	59.9%	65.3%
Prior period reserve development	(5.3)%	(3.9)%	(6.8)%	(4.9)%
Loss ratio	54.6%	54.1%	53.1%	60.4%
Current Year Loss Ratio.
2026 Second Quarter versus 2025 Period. The reinsurance segment’s current year loss ratio in the 2026 second quarter was 1.9 points higher than in the 2025 second quarter. The 2026 second quarter loss ratio reflected 3.0 points of current year catastrophic activity, compared to 5.5 points of current year catastrophic activity in the 2025 second quarter. The balance of the change in the loss ratio primarily resulted from changes in the mix of business, due in part to increased retrocessions on short-tailed lines.
Six Months Ended June 30, 2026 versus 2025 Period. The reinsurance segment’s current year loss ratio for the six months ended June 30, 2026 was 5.4 points lower than in the 2025 period and reflected 4.2 points of current year catastrophic activity, compared to 13.5 points in the 2025 period, primarily related to the California wildfires. The balance of the change in the loss ratio resulted, in part, from changes in mix of business.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $97 million, or 5.3 points, for the 2026 second quarter, compared to $81 million, or 3.9 points, for the 2025 second quarter, and $249 million, or 6.8 points, for the six months ended June 30, 2026, compared to $200 million, or 4.9 points, for the 2025 period. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the reinsurance segment’s prior year reserve development.

ARCH CAPITAL	48	2026 SECOND QUARTER FORM 10-Q

Underwriting Expenses.
2026 Second Quarter versus 2025 Period. The underwriting expense ratio for the reinsurance segment was 22.9% in the 2026 second quarter, compared to 24.4% in the 2025 second quarter, with the decrease primarily reflecting the impact of higher profit commissions on retrocessions.
Six Months Ended June 30, 2026 versus 2025 period. The underwriting expense ratio for the reinsurance segment was 23.5% for the six months ended June 30, 2026, compared to 24.6% for the 2025 period.
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
The following tables set forth our mortgage segment’s underwriting results:

	Three Months Ended June 30,
	2026	2025	% Change
Gross premiums written	$324	$323	0.3
Premiums ceded	(52)	(70)
Net premiums written	272	253	7.5
Change in unearned premiums	13	28
Net premiums earned	285	281	1.4
Other underwriting income (1)	5	3
Losses and loss adjustment expenses	(19)	3
Acquisition expenses	(2)	(1)
Other operating expenses	(49)	(48)
Underwriting income	$220	$238	(7.6)

Underwriting Ratios			% Point Change
Loss ratio	6.5%	(1.2)%	7.7
Acquisition expense ratio	0.9%	0.4%	0.5
Other operating expense ratio (2)	15.4%	16.0%	(0.6)
Combined ratio	22.8%	15.2%	7.6
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.

	Six Months Ended June 30,
	2026	2025	% Change
Gross premiums written	$640	$649	(1.4)
Premiums ceded	(102)	(130)
Net premiums written	538	519	3.7
Change in unearned premiums	31	62
Net premiums earned	569	581	(2.1)
Other underwriting income (1)	16	14
Losses and loss adjustment expenses	(34)	—
Acquisition expenses	(10)	(5)
Other operating expenses	(100)	(100)
Underwriting income	$441	$490	(10.0)

Underwriting Ratios			% Point Change
Loss ratio	5.9%	—%	5.9
Acquisition expense ratio	1.9%	0.9%	1.0
Other operating expense ratio (2)	14.8%	14.9%	(0.1)
Combined ratio	22.6%	15.8%	6.8
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.
Premiums Written.
The following tables set forth our mortgage segment’s net premiums written by major line of business:

	Three Months Ended June 30,
	2026		2025
	Amount	%	Amount	%
U.S. primary mortgage insurance	$202	74.3	$184	72.7
U.S. credit risk transfer (CRT) and other	35	12.9	51	20.2
International mortgage insurance/ reinsurance	35	12.9	18	7.1
Total	$272	100.0	$253	100.0
2026 Second Quarter versus 2025 Period. Gross premiums written by the mortgage segment in the 2026 second quarter were 0.3% higher than in the 2025 second quarter, with growth in international business offset by a reduction in U.S. monthly premium volume. Net premiums written were 7.5% higher than in the 2025 second quarter, reflecting the termination of certain Bellemeade Re and quota share agreements on U.S. primary business.

ARCH CAPITAL	49	2026 SECOND QUARTER FORM 10-Q

	Six Months Ended June 30,
	2026		2025
	Amount	%	Amount	%
U.S. primary mortgage insurance	$406	75.5	$387	74.6
U.S. credit risk transfer (CRT) and other	72	13.4	101	19.5
International mortgage insurance/ reinsurance	60	11.2	31	6.0
Total	$538	100.0	$519	100.0
Six Months Ended June 30, 2026 versus 2025 Period. Gross premiums written by the mortgage segment for the six months ended June 30, 2026 were 1.4% lower than in the 2025 period, while net premiums written for the six months ended June 30, 2026 were 3.7% higher than in the 2025 period, reflecting reduced cessions on U.S. primary business.
The persistency rate was 79.9% for the Arch MI U.S. portfolio of primary mortgage insurance policies at June 30, 2026, compared to 81.9% at June 30, 2025. The persistency rate represents the percentage of mortgage insurance in force at the beginning of a 12 month period that remains in force at the end of such period.
The following tables provide details on the new insurance written (“NIW”) generated by Arch MI U.S. NIW represents the original principal balance of all loans that received coverage during the period.

	Three Months Ended June 30,
	2026		2025
	Amount	%	Amount	%
Total new insurance written (NIW)	$15,624		$12,254

Credit quality:
>=740	$12,637	80.9	$9,411	76.8
680-739	2,619	16.8	2,527	20.6
620-679	357	2.3	313	2.6
<620	11	0.1	3	0.0
Total	$15,624	100.0	$12,254	100.0

Loan-to-value (LTV):
95.01% and above	$1,108	7.1	$814	6.6
90.01% to 95.00%	6,560	42.0	5,632	46.0
85.01% to 90.00%	5,359	34.3	3,945	32.2
85.00% and below	2,597	16.6	1,863	15.2
Total	$15,624	100.0	$12,254	100.0

Monthly vs. single:
Monthly	$14,941	95.6	$11,779	96.1
Single	683	4.4	475	3.9
Total	$15,624	100.0	$12,254	100.0

Purchase vs. refinance:
Purchase	$13,854	88.7	$11,633	94.9
Refinance	1,770	11.3	621	5.1
Total	$15,624	100.0	$12,254	100.0

	Six Months Ended June 30,
	2026		2025
	Amount	%	Amount	%
Total new insurance written (NIW)	$30,436		$21,444

Credit quality:
>=740	$24,357	80.0	$16,246	75.8
680-739	5,317	17.5	4,630	21.6
620-679	728	2.4	562	2.6
<620	34	0.1	6	0.0
Total	$30,436	100.0	$21,444	100.0

Loan-to-value (LTV):
95.01% and above	$3,172	10.4	$1,570	7.3
90.01% to 95.00%	12,364	40.6	10,006	46.7
85.01% to 90.00%	10,049	33.0	6,865	32.0
85.01% and below	4,851	15.9	3,003	14.0
Total	$30,436	100.0	$21,444	100.0

Monthly vs. single:
Monthly	$29,214	96.0	$20,276	94.6
Single	1,222	4.0	1,168	5.4
Total	$30,436	100.0	$21,444	100.0

Purchase vs. refinance:
Purchase	$25,608	84.1	$20,428	95.3
Refinance	4,828	15.9	1,016	4.7
Total	$30,436	100.0	$21,444	100.0
Net Premiums Earned.
The following tables set forth our mortgage segment’s net premiums earned by major line of business:

	Three Months Ended June 30,
	2026		2025
	Amount	%	Amount	%
U.S. primary mortgage insurance	$206	72.3	$188	66.9
U.S. credit risk transfer (CRT) and other	35	12.3	51	18.1
International mortgage insurance/ reinsurance	44	15.4	42	14.9
Total	$285	100.0	$281	100.0
2026 Second Quarter versus 2025 Period. Net premiums earned for the 2026 second quarter were 1.4% higher than in the 2025 second quarter, reflecting changes in net premiums written over the previous five quarters.

	Six Months Ended June 30,
	2026		2025
	Amount	%	Amount	%
U.S. primary mortgage insurance	$415	72.9	$397	68.3
U.S. credit risk transfer (CRT) and other	72	12.7	101	17.4
International mortgage insurance/ reinsurance	82	14.4	83	14.3
Total	$569	100.0	$581	100.0
Six Months Ended June 30, 2026 versus 2025 Period. For the six months ended June 30, 2026, net premiums earned were 2.1% lower than in the 2025 period.

ARCH CAPITAL	50	2026 SECOND QUARTER FORM 10-Q

Other Underwriting Income.
Other underwriting income, which is primarily related to GSE credit risk-sharing transactions, was $5 million for the 2026 second quarter, consistent with $3 million for the 2025 second quarter, and $16 million for the six months ended June 30, 2026, compared to $14 million for the 2025 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Current year	22.2%	21.6%	23.3%	21.6%
Prior period reserve development	(15.7)%	(22.8)%	(17.4)%	(21.6)%
Loss ratio	6.5%	(1.2)%	5.9%	—%
Current Year Loss Ratio.
2026 Second Quarter versus 2025 Period. The mortgage segment’s current year loss ratio was 0.6 points higher in the 2026 second quarter than in the 2025 second quarter. The current year loss ratio for the 2026 second quarter was relatively flat compared to the 2025 second quarter.
Six Months Ended June 30, 2026 versus 2025 Period. The mortgage segment’s current year loss ratio was 1.7 points higher for the six months ended June 30, 2026 than for the 2025 period. The higher current year loss ratio for the 2026 period reflected slightly higher new delinquencies.
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $45 million, or 15.7 points, for the 2026 second quarter, compared to $64 million, or 22.8 points, for the 2025 second quarter, and $99 million, or 17.4 points, for the six months ended June 30, 2026, compared to $125 million, or 21.6 points, for the 2025 period. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
2026 Second Quarter versus 2025 Period. The underwriting expense ratio for the mortgage segment was 16.3% in the 2026 second quarter, compared to 16.4% in the 2025 second quarter.
Six Months Ended June 30, 2026 versus 2025 period. The underwriting expense ratio for the mortgage segment was 16.7% for the six months ended June 30, 2026, compared to 15.8% for the 2025 period.
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
Net Investment Income.
The components of net investment income were derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Fixed maturities	$386	$360	$770	$702
Short-term investments	26	24	50	50
Equity securities (dividends)	9	10	17	21
Other (1)	21	35	42	63
Gross investment income	442	429	879	836
Investment expenses (2)	(25)	(24)	(54)	(53)
Net investment income	$417	$405	$825	$783
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.
(2)        Investment expenses were approximately 0.24% of average invested assets for the 2026 second quarter, compared to 0.25% for the 2025 second quarter, and 0.26% for the six months ended June 30, 2026, consistent with 0.28% for the 2025 period.
The higher level of net investment income for the 2026 periods primarily reflected growth in average invested assets, due in part to strong operating cash flows. Net cash flow from operating activities contributed $2.5 billion for the six months ended June 30, 2026. The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 3.91% for the 2026 second quarter, compared to 4.25% for the 2025 second quarter, and 3.98% for the six months ended June 30, 2026, compared to 4.19% for the 2025 period.

ARCH CAPITAL	51	2026 SECOND QUARTER FORM 10-Q

Corporate Expenses.
Corporate expenses were $12 million for the 2026 second quarter, compared to $29 million for the 2025 second quarter, and $43 million for the six months ended June 30, 2026, compared to $79 million for the 2025 period. Such amounts primarily represent certain holding company costs necessary to support our worldwide operations and costs associated with operating as a publicly traded company. The decline in the 2026 periods primarily reflected the benefit of Bermuda qualified refundable tax credits.
Transaction Costs and Other.
Transaction costs and other for the 2026 second quarter was $32 million, compared to $18 million for the 2025 second quarter, and $50 million for the six months ended June 30, 2026, compared to $28 million for the 2025 period. Amounts in both periods primarily includes direct costs related to the MCE Acquisition.
Other Income or Losses.
Other income for the 2026 second quarter was $30 million, compared to $18 million for the 2025 second quarter, and $25 million for the six months ended June 30, 2026, compared to $16 million for the 2025 period. Amounts in both periods primarily reflect changes in the cash surrender value of our investment in corporate-owned life insurance.
Amortization of Intangible Assets.
Amortization of intangible assets for the 2026 second quarter was $30 million, compared to $48 million for the 2025 second quarter, and $60 million for the six months ended June 30, 2026, compared to $97 million for the 2025 period. Amounts in both periods primarily related to the MCE Acquisition.
Interest Expense.
Interest expense was $44 million for the 2026 second quarter, compared to $38 million for the 2025 second quarter, and $81 million for the six months ended June 30, 2026, compared to $73 million for the 2025 period. Interest expense primarily reflects amounts related to our outstanding senior notes. See note 11, “Commitments and Contingencies," to our consolidated financial statements for additional information.
Net Realized Gains or Losses.
Net realized losses for the 2026 second quarter were $17 million, compared to net realized gains of $229 million for the 2025 second quarter. Net realized losses were $104 million for the six months ended June 30, 2026, compared to net realized gains of $232 million for the 2025 period. Amounts in both periods reflected sales of investments as well as net unrealized gains or losses related to financial market movements on the Company’s equity securities and investments accounted for under the fair value option method. Amounts in the 2026 periods also include a litigation-related loss contingency recorded pursuant to ASC 450, while amounts in the 2025 periods include losses related to the sale of certain alternative investments accounted for under the equity method.
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
Equity in Net Income or Losses of Investments Accounted for Using the Equity Method.
Equity in net income of investments accounted for using the equity method was $196 million in the 2026 second quarter, compared to $162 million for the 2025 second quarter, and $356 million for the six months ended June 30, 2026, compared to $215 million for the 2025 period. Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Investment funds accounted for using the equity method totaled $6.9 billion at June 30, 2026, compared to $6.5 billion at December 31, 2025. See note 8, “Investment Information—Investments Accounted For Using the Equity Method,” to our consolidated financial statements for additional information.

ARCH CAPITAL	52	2026 SECOND QUARTER FORM 10-Q

Net Foreign Exchange Gains or Losses.
Net foreign exchange gains for the 2026 second quarter were $10 million, compared to losses of $88 million for the 2025 second quarter. Net foreign exchange gains for the six months ended June 30, 2026 were $31 million, compared to losses of $115 million for the 2025 period. Amounts in both periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income or loss before income taxes, including income or loss from operating affiliates, resulted in an expense of 13.4% for the 2026 second quarter, compared to an expense of 14.7% for the 2025 second quarter, and an expense of 11.1% for the six months ended June 30, 2026, compared to an expense of 15.6% for the 2025 period. See note 14, “Income Taxes” to our consolidated financial statements for additional information.
Income or Losses from Operating Affiliates.
Income from operating affiliates for the 2026 second quarter was $46 million, compared to income of $40 million for the 2025 second quarter, and income of $82 million for the six months ended June 30, 2026, compared to income of $57 million for the 2025 period. Such amounts primarily related to the Company’s investment in Somers Group Holdings Ltd. and Coface SA. See note 8, “Investment Information—Investments in Operating Affiliates,” to our consolidated financial statements for additional information.
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
FINANCIAL CONDITION

Investable Assets Held by Arch
At June 30, 2026, approximately $30.5 billion, or 61.6%, of total investable assets held by Arch were internally managed, compared to $29.5 billion, or 62.2%, at December 31, 2025. See note 8, “Investment Information” to our consolidated financial statements for additional information.
The following table summarizes the duration and average credit quality of fixed income assets held by Arch:

	June 30, 2026	December 31, 2025
Average effective fixed maturities duration (in years)	3.50	3.34
Average S&P/Moody’s credit ratings (1)	AA-/Aa3	AA-/Aa3
(1)Average credit ratings on our investment portfolio on securities with ratings assigned by S&P and Moody’s.
The following table provides the credit quality distribution of our fixed maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
June 30, 2026
U.S. government and gov’t agencies (1)	$10,011	29.2
AAA	5,580	16.3
AA	2,638	7.7
A	6,526	19.0
BBB	6,698	19.5
BB	1,391	4.1
B	818	2.4
Lower than B	42	0.1
Not rated	626	1.8
Total	$34,330	100.0

December 31, 2025
U.S. government and gov’t agencies (1)	$9,561	28.5
AAA	5,667	16.9
AA	2,564	7.6
A	6,448	19.2
BBB	6,533	19.5
BB	1,330	4.0
B	734	2.2
Lower than B	35	0.1
Not rated	664	2.0
Total	$33,536	100.0
(1)Includes U.S. government-sponsored agency residential mortgage-backed securities and agency commercial mortgage-backed securities.

ARCH CAPITAL	53	2026 SECOND QUARTER FORM 10-Q

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
June 30, 2026
0-10%	$22,504	$(327)	79.0
10-20%	558	(81)	19.6
20-30%	13	(5)	1.2
Greater than 30%	2	(1)	0.2
Total	$23,077	$(414)	100.0

December 31, 2025
0-10%	$11,702	$(202)	69.9
10-20%	556	(80)	27.7
20-30%	20	(6)	2.1
Greater than 30%	1	(1)	0.3
Total	$12,279	$(289)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at June 30, 2026, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
Morgan Stanley	$482	A/A1
The Goldman Sachs Group, Inc.	293	BBB+/A2
JPMorgan Chase & Co.	261	A/A1
Citigroup Inc.	256	A-/A2
Bank of America Corporation	255	A-/A1
Amazon.com, Inc.	221	AA/A1
The Toronto-Dominion Bank	213	A-/A2
UBS Group AG	175	A/A1
Hyundai Motor Company	155	A-/A3
Oracle Corporation	146	BBB/Baa2
Total	$2,457
(1)Average credit ratings as assigned by S&P and Moody’s, respectively.
The following table provides information on our structured securities, which includes residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
June 30, 2026
RMBS	$1,942	$697	$4	$2,643
CMBS	6	1,431	112	1,549
ABS	—	3,376	301	3,677
Total	$1,948	$5,504	$417	$7,869

December 31, 2025
RMBS	$2,105	$600	$—	$2,705
CMBS	6	1,129	77	1,212
ABS	—	3,368	206	3,574
Total	$2,111	$5,097	$283	$7,491
The following table summarizes our equity securities, which include investments in exchange traded funds:

	June 30, 2026	December 31, 2025
Equities (1)	$1,540	$1,296
Exchange traded funds
Fixed income (2)	538	316
Equity and other (3)	207	257
Total	$2,285	$1,869
(1)Primarily in technology, communications, financial, consumer non-cyclical and industrial sectors at June 30, 2026.
(2)Primarily in structured, corporate and government exposures at June 30, 2026.
(3)Primarily in technology, financials, communications, consumer cyclical and healthcare sectors at June 30, 2026.

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

ARCH CAPITAL	54	2026 SECOND QUARTER FORM 10-Q

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
Reinsurance
The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses (“LAE”) with unaffiliated reinsurers were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Premiums written:
Direct	$2,622	$2,581	$5,348	$5,173
Assumed	3,504	3,615	7,203	7,486
Ceded	(2,077)	(1,848)	(4,154)	(3,796)
Net	$4,049	$4,348	$8,397	$8,863

Premiums earned:
Direct	$2,587	$2,560	$5,139	$5,020
Assumed	2,989	3,332	5,965	6,559
Ceded	(1,591)	(1,555)	(3,133)	(3,054)
Net	$3,985	$4,337	$7,971	$8,525

Losses and LAE:
Direct	$1,596	$1,464	$3,075	$2,741
Assumed	1,426	1,624	2,778	4,195
Ceded	(826)	(785)	(1,568)	(2,046)
Net	$2,196	$2,303	$4,285	$4,890
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
The following table summarizes the respective coverages and retentions at June 30, 2026:

Bellemeade Entities (Issue Date)	Initial Coverage at Issuance	Current Coverage	Remaining Retention, Net
2021-3 Ltd. (1)	$639	$29	$128
2022-1 Ltd. (2)	317	52	132
2022-2 Ltd. (3)	327	124	181
2023-1 Ltd. (4)	233	153	152
2024-1 Ltd. (5)	204	118	161
2025-1 Ltd. (6)	249	215	161
Total	$1,969	$691	$915
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

ARCH CAPITAL	55	2026 SECOND QUARTER FORM 10-Q

At June 30, 2026 and December 31, 2025, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	June 30, 2026	December 31, 2025
Insurance segment:
Case reserves	$3,549	$3,489
IBNR reserves	9,630	9,251
Total net reserves	13,179	12,740
Reinsurance segment:
Case reserves	2,947	2,929
Additional case reserves	941	1,034
IBNR reserves	7,937	7,349
Total net reserves	11,825	11,312
Mortgage segment:
Case reserves	341	324
IBNR reserves	119	117
Total net reserves	460	441
Total:
Case reserves	6,837	6,742
Additional case reserves	941	1,034
IBNR reserves	17,686	16,717
Total net reserves	$25,464	$24,493
At June 30, 2026 and December 31, 2025, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2026	December 31, 2025
Insurance segment:
Third party occurrence business	$4,777	$4,610
Multi-line and other specialty	4,360	4,345
Third party claims-made business	2,946	2,861
Property, energy, marine and aviation	1,096	924
Total net reserves	$13,179	$12,740
At June 30, 2026 and December 31, 2025, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2026	December 31, 2025
Reinsurance segment:
Casualty	$4,131	$3,823
Specialty	3,840	3,658
Property excluding property catastrophe	2,191	2,107
Property catastrophe	886	953
Marine and aviation	572	582
Other	205	189
Total net reserves	$11,825	$11,312
At June 30, 2026 and December 31, 2025, the mortgage segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2026	December 31, 2025
Mortgage segment:
U.S. primary mortgage insurance	$341	$321
U.S. credit risk transfer (CRT) and other	58	64
International mortgage insurance/ reinsurance	61	56
Total net reserves	$460	$441
Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$286,399	59.8	$286,318	59.1
U.S. credit risk transfer (CRT) and other	128,228	26.8	132,205	27.3
International mortgage insurance/reinsurance	64,254	13.4	66,084	13.6
Total	$478,881	100.0	$484,607	100.0

Risk In Force (RIF) (2):
U.S. primary mortgage insurance	$73,978	84.3	$74,679	85.0
U.S. credit risk transfer (CRT) and other	5,194	5.9	5,358	6.1
International mortgage insurance/reinsurance	8,599	9.8	7,864	8.9
Total	$87,771	100.0	$87,901	100.0
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

ARCH CAPITAL	56	2026 SECOND QUARTER FORM 10-Q

The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at June 30, 2026:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2016 and prior	$18,210	6.4	$4,632	6.3	4.72%
2017	3,188	1.1	825	1.1	4.48%
2018	4,956	1.7	1,293	1.7	4.46%
2019	9,003	3.1	2,374	3.2	2.97%
2020	26,603	9.3	7,338	9.9	1.88%
2021	45,079	15.7	12,454	16.8	1.92%
2022	45,532	15.9	12,290	16.6	1.94%
2023	27,590	9.6	7,125	9.6	2.09%
2024	35,074	12.2	8,807	11.9	1.45%
2025	41,632	14.5	10,106	13.7	0.45%
2026	29,532	10.3	6,734	9.1	0.06%
Total	$286,399	100.0	$73,978	100.0	2.07%
(1)Represents the ending percentage of loans in default.
The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2025:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2016 and prior	$19,384	6.8	$4,923	6.6	5.08%
2017	4,250	1.5	1,127	1.5	3.87%
2018	5,673	2.0	1,479	2.0	4.48%
2019	10,553	3.7	2,770	3.7	3.08%
2020	30,968	10.8	8,487	11.4	1.85%
2021	50,141	17.5	13,767	18.4	1.88%
2022	49,492	17.3	13,236	17.7	1.87%
2023	31,049	10.8	8,006	10.7	1.93%
2024	39,306	13.7	9,840	13.2	1.17%
2025	45,502	15.9	11,044	14.8	0.20%
Total	$286,318	100.0	$74,679	100.0	2.17%
(1)Represents the ending percentage of loans in default.
The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Amount	%	Amount	%
Credit quality:
>=740	$48,123	65.1	$47,757	63.9
680-739	22,351	30.2	23,271	31.2
620-679	3,208	4.3	3,340	4.5
<620	296	0.4	311	0.4
Total	$73,978	100.0	$74,679	100.0
Weighted average credit score	751		749

Loan-to-value (LTV):
95.01% and above	$7,417	10.0	$7,314	9.8
90.01% to 95.00%	43,944	59.4	44,494	59.6
85.01% to 90.00%	19,727	26.7	20,195	27.0
85.00% and below	2,890	3.9	2,676	3.6
Total	$73,978	100.0	$74,679	100.0
Weighted average LTV	93.2%		93.2%

Total RIF, net of external reinsurance	$61,982		$60,259

	June 30, 2026		December 31, 2025
	Amount	%	Amount	%
Total RIF by State:
California	$5,945	8.0	$5,901	7.9
Texas	5,385	7.3	5,382	7.2
North Carolina	3,266	4.4	3,343	4.5
Minnesota	3,099	4.2	3,129	4.2
Illinois	3,067	4.1	3,042	4.1
Georgia	2,927	4.0	3,005	4.0
Michigan	2,766	3.7	2,816	3.8
Florida	2,678	3.6	2,672	3.6
Ohio	2,648	3.6	2,666	3.6
Massachusetts	2,635	3.6	2,780	3.7
Other	39,562	53.5	39,943	53.5
Total	$73,978	100.0	$74,679	100.0

ARCH CAPITAL	57	2026 SECOND QUARTER FORM 10-Q

The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics:

(U.S. Dollars in thousands, except policy, loan and claim count)	Six Months Ended
	June 30,
	2026	2025
Roll-forward of insured loans in default:
Beginning delinquent number of loans	22,985	22,982
New notices	23,060	22,385
Cures	(23,793)	(24,005)
Paid claims	(733)	(600)
Ending delinquent number of loans (1)	21,519	20,762

Ending number of policies in force (1)	1,039,751	1,073,477

Ending percentage of loans in default (1)	2.07%	1.93%

Losses:
Number of claims paid	733	600
Total paid claims	$34,648	$24,653
Average per claim	$47.3	$41.1
Severity (2)	78.4%	76.0%
Average case reserve per default (1)	$16.9	$16.8
(1)Includes first lien primary and pool policies.
(2)Represents total direct first lien paid claims divided by RIF of loans for which claims were paid, excluding paid claim settlements.
The risk to capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 8.8 to 1 at June 30, 2026, compared to 8.2 to 1 at December 31, 2025.
Shareholders’ Equity and Book Value per Share
The following table presents the calculation of book value per share:

	June 30, 2026	December 31, 2025
Total shareholders’ equity available to Arch	$24,030	$24,206
Less preferred shareholders’ equity	830	830
Common shareholders’ equity available to Arch	$23,200	$23,376
Common shares and common share equivalents outstanding, net of treasury shares (1)	341.0	359.0
Book value per share	$68.04	$65.11
(1)Excludes the effects of 8.5 million and 10.2 million stock options and 0.4 million and 0.3 million restricted and performance share units outstanding at June 30, 2026 and December 31, 2025, respectively.
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
For the six months ended June 30, 2026, Arch Capital received dividends of $1.9 billion from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda based reinsurer and insurer, which can pay approximately $4.5 billion to Arch Capital during the remainder of 2026 without providing an affidavit to the Bermuda Monetary Authority.
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
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended
	June 30,
	2026	2025
Total cash provided by (used for):
Operating activities	$2,510	$2,582
Investing activities	(2,174)	(2,236)
Financing activities	(398)	(369)
Effects of exchange rate changes on foreign currency cash and restricted cash	1	71
Increase (decrease) in cash and restricted cash	$(61)	$48
Cash provided by operating activities for the six months ended June 30, 2026 was lower than in the 2025 period. Activity for the six months ended June 30, 2026 primarily reflected a lower level of premium collected than in the 2025 period.
Cash used for investing activities for the six months ended June 30, 2026 was lower than in the 2025 period. Activity for the six months ended June 30, 2026 reflected higher purchases and sales of investments than in the 2025 period.

ARCH CAPITAL	58	2026 SECOND QUARTER FORM 10-Q

Cash used for financing activities for the six months ended June 30, 2026 was higher than in the 2025 period and reflected the issuance of $2.0 billion of senior notes, partially offset by tender offer activity of $398 million. In addition, we repurchased approximately $1.9 billion of our common shares in the 2026 period, compared to $359.7 million in the 2025 period.
CAPITAL RESOURCES

The following table provides an analysis of our capital structure:

	June 30, 2026	December 31, 2025
Senior notes	$4,286	$2,729

Shareholders’ equity available to Arch:
Series F non-cumulative preferred shares	$330	$330
Series G non-cumulative preferred shares	500	500
Common shareholders’ equity	23,200	23,376
Total	$24,030	$24,206

Total capital available to Arch	$28,316	$26,935

Debt to total capital (%)	15.1	10.1
Preferred to total capital (%)	2.9	3.1
Debt and preferred to total capital (%)	18.1	13.2
On June 9, 2026, Arch Capital completed a public offering of $2.0 billion of senior notes, consisting of $600 million of 5.250% senior notes due in 2036 and $1.4 billion of 5.950% senior notes due in 2056. Arch Capital used a portion of the net proceeds to pay the tender price for the cash tender offers described below and expects to use the remaining net proceeds from this offering to redeem, repurchase, repay or otherwise retire its 4.011% senior notes due in 2026 and the balance for general corporate purposes. On June 16, 2026, the Company completed the cash tender offers for certain outstanding senior notes, with Arch Capital Group (U.S.) Inc. (“Arch-U.S.”) repurchasing $218.7 million of its 5.144% senior notes due in 2043, and Arch Capital Finance LLC (“Arch Finance”) repurchasing $199.1 million of its 5.031% senior notes due in 2046. See note 11, “Commitments and Contingencies," to our consolidated financial statements for additional information.
Arch MI U.S. is required to maintain compliance with the GSEs requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements with an estimated PMIERs sufficiency ratio of 165% at June 30, 2026, compared to 179% at December 31, 2025. On August 21, 2024, Fannie Mae and Freddie Mac each updated their PMIERs to incorporate new deductions to available assets for investment risk. This update became effective on March 31, 2025, but the impact will be phased in through September 30, 2026. If the GSEs had fully implemented this update to PMIERs as of June 30, 2026, the changes would have reduced the available assets by 3% and resulted in a pro-forma PMIERs sufficiency ratio of 162%.
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
GUARANTOR INFORMATION

The below table provides a description of our senior notes payable at June 30, 2026:

	Interest	Principal	Carrying
Issuer/Due	(Fixed)	Amount	Amount
Arch Capital:
May 1, 2034	7.350%	$300	$298
June 15, 2036	5.250%	600	591
June 30, 2050	3.635%	1,000	990
June 15, 2056	5.950%	1,400	1,379
Arch-U.S.:
Nov. 1, 2043 (1)	5.144%	281	279
Arch Finance:
Dec. 15, 2026 (1)	4.011%	500	500
Dec. 15, 2046 (1)	5.031%	251	249
Total		$4,332	$4,286
(1)Fully and unconditionally guaranteed by Arch Capital.

ARCH CAPITAL	59	2026 SECOND QUARTER FORM 10-Q

Our senior notes were issued by Arch Capital, Arch-U.S. and Arch Finance. Arch-U.S. is a wholly-owned subsidiary of Arch Capital and Arch Finance is a wholly-owned finance subsidiary of Arch-U.S. Our 2034 senior notes, 2036 senior notes, 2050 senior notes and 2056 senior notes issued by Arch Capital are unsecured and unsubordinated obligations of Arch Capital and ranked equally with all of its existing and future unsecured and unsubordinated indebtedness. The 2043 senior notes issued by Arch-U.S. are unsecured and unsubordinated obligations of Arch-U.S. and Arch Capital and rank equally and ratably with the other unsecured and unsubordinated indebtedness of Arch-U.S. and Arch Capital. The 2026 senior notes and 2046 senior notes issued by Arch Finance are unsecured and unsubordinated obligations of Arch Finance and Arch Capital and rank equally and ratably with the other unsecured and unsubordinated indebtedness of Arch Finance and Arch Capital.
Arch-U.S. and Arch Finance depend on their available cash resources, liquid investments and dividends or other distributions from their subsidiaries or affiliates to make payments, including the payment of debt service obligations and operating expenses they may incur.
The following tables present condensed financial information for Arch Capital (parent guarantor) and Arch-U.S. (subsidiary issuer):

	June 30, 2026		December 31, 2025
	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.
Assets
Total investments	$27	$662	$40	$442
Cash	30	3	13	4
Investment in operating affiliates	2	—	3	—
Due from subsidiaries and affiliates	13	25	16	14
Other assets	253	136	194	129
Total assets	$325	$826	$266	$589

Liabilities
Senior notes	3,258	279	1,288	496
Due to subsidiaries and affiliates	6	1,009	6	993
Other liabilities	66	61	41	58
Total liabilities	$3,330	$1,349	$1,335	$1,547

Non-cumulative preferred shares	$830	—	$830	—

	Six Months Ended
	June 30, 2026
	Arch Capital	Arch-U.S.
Revenues
Net investment income	$1	$12
Net realized gains (losses)	—	5
Equity in net income (loss) of investments accounted for using the equity method	—	(5)
Total revenues	1	12

Expenses
Corporate expenses	43	3
Interest expense	36	12
Interest expense (intercompany)	—	29
Total expenses	79	44

Income (loss) before income taxes and income (loss) from operating affiliates	(78)	(32)
Income tax (expense) benefit	24	1
Net income available to Arch	(54)	(31)
Preferred dividends	(20)	—
Net income (loss) available to Arch common shareholders	$(74)	$(31)
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

ARCH CAPITAL	60	2026 SECOND QUARTER FORM 10-Q

Based on in-force exposure estimated as of July 1, 2026, our modeled peak zone catastrophe exposure was a windstorm affecting the Florida Tri-County regions, with a net probable maximum pre-tax loss of $1.8 billion, or 8.0% of tangible shareholders’ equity available to Arch, followed by windstorms affecting the Northeastern U.S. and the Gulf of Mexico regions with net probable maximum pre-tax losses of $1.5 billion and $1.4 billion, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes. As of July 1, 2026, our modeled peak zone earthquake exposure (San Francisco earthquake) represented approximately 50% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Australia earthquake) was substantially less than both our peak zone windstorm and earthquake exposures.
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
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of tangible shareholders’ equity available to Arch. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of July 1, 2026, our modeled RDS loss was approximately $955 million, or 4.2% of tangible shareholders’ equity available to Arch.
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
MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of June 30, 2026. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks.
An analysis of material changes in market risk exposures at June 30, 2026 that affect the quantitative and qualitative disclosures presented in our 2025 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:
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

ARCH CAPITAL	61	2026 SECOND QUARTER FORM 10-Q

materially from the amounts set forth in the following tables.
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	—	+50	+100
June 30, 2026
Total fair value	$47.7	$47.0	$46.3	$45.6	$45.0
Change from base	3.0%	1.5%		(1.5)%	(2.9)%
Change in unrealized value	$1.4	$0.7		$(0.7)	$(1.3)

December 31, 2025
Total fair value	$45.8	$45.2	$44.6	$44.0	$43.3
Change from base	2.8%	1.4%		(1.4)%	(2.8)%
Change in unrealized value	$1.2	$0.6		$(0.6)	$(1.2)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Credit Spread Shift in Percentage Points
	-100	-50	—	+50	+100
June 30, 2026
Total fair value	$47.5	$46.9	$46.3	$45.7	$45.1
Change from base	2.6%	1.3%		(1.3)%	(2.6)%
Change in unrealized value	$1.2	$0.6		$(0.6)	$(1.2)

December 31, 2025
Total fair value	$45.8	$45.2	$44.6	$44.0	$43.3
Change from base	2.8%	1.4%		(1.4)%	(2.8)%
Change in unrealized value	$1.2	$0.6		$(0.6)	$(1.2)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR measures the worst expected loss under normal market conditions over a specific time interval at a given confidence level. The 1-year 95th percentile parametric VaR reported herein estimates that 95% of the time, the portfolio loss in a one-year horizon would be less than or equal to the calculated number, stated as a percentage of the measured portfolio’s initial value. The VaR is a variance-covariance based estimate, based on linear sensitivities of a portfolio to a broad set of systematic market risk factors and idiosyncratic risk factors mapped to the portfolio exposures. The relationships between the risk factors are estimated using historical data, and the most recent data points are generally given more weight. As of June 30, 2026, our portfolio’s 95th percentile VaR was estimated to be 6.4%, compared to an estimated 6.5% at December 31, 2025. In periods where the volatility of the risk factors mapped to our portfolio’s exposures is higher due to market conditions, the resulting VaR is higher than in other periods.
Equity Securities. At June 30, 2026 and December 31, 2025, the fair value of our investments in equity securities and certain investments accounted for using the equity method with underlying equity strategies totaled $2.1 billion and $1.8 billion, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $209 million and $178 million at June 30, 2026 and December 31, 2025, respectively, and would have decreased book value per share by approximately $0.61 and $0.50, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $209 million and $178 million at June 30, 2026 and December 31, 2025, respectively, and would have increased book value per share by approximately $0.61 and $0.50, respectively.
Investment-Related Derivatives. At June 30, 2026, the notional value of all derivative instruments (excluding foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $10.9 billion, compared to $8.0 billion at December 31, 2025. If the underlying exposure of each investment-related derivative held at June 30, 2026 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $109 million, and a decrease in book value per share of approximately $0.32 per share, compared to $80 million and $0.22 per share, respectively, on investment-related derivatives held at December 31, 2025. If the underlying exposure of each investment-related derivative held at June 30, 2026 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $109 million, and an increase in book value per share of approximately $0.32 per share, compared to $80 million and $0.22 per share, respectively, on investment-related derivatives held at December 31, 2025. See note 10, “Derivative Instruments,” to our consolidated financial statements for additional disclosures concerning derivatives.
For further discussion on investment activity, please refer to “Financial Condition—Investable Assets.”

ARCH CAPITAL	62	2026 SECOND QUARTER FORM 10-Q

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
The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

	June 30, 2026	December 31, 2025
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(601)	$(498)
Shareholders’ equity denominated in foreign currencies (1)	1,209	1,220
Net foreign currency forward contracts outstanding (2)	1,067	478
Net exposures denominated in foreign currencies	$1,675	$1,200

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(168)	$(120)
Book value per share	$(0.49)	$(0.33)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$168	$120
Book value per share	$0.49	$0.33
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

ARCH CAPITAL	63	2026 SECOND QUARTER FORM 10-Q

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of June 30, 2026, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ARCH CAPITAL	64	2026 SECOND QUARTER FORM 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Repurchases of Equity Securities
The following table summarizes our purchases of common shares for the 2026 second quarter:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs ($000’s) (2)
4/1/2026-4/30/2026	3,341,283	$96.66	3,341,283	$3,001,084
5/1/2026-5/31/2026	7,174,840	$94.40	7,174,840	$2,323,929
6/1/2026-6/30/2026	1,843,834	$90.29	1,836,003	$2,158,166
Total	12,359,957	$94.40	12,352,126
(1)This column represents (in whole shares) open market share repurchases, including an aggregate of 0 shares, 0 shares and 7,831 shares repurchased by Arch Capital during April, May and June, respectively, other than through publicly announced plans or programs. We repurchased these shares from employees in order to facilitate the payment of withholding taxes on restricted and performance shares granted and the exercise of stock appreciation rights, in each case at their fair value as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ARCH CAPITAL	65	2026 SECOND QUARTER FORM 10-Q

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
4.1	Third Supplemental Indenture, dated as of June 9, 2026, by and between Arch Capital Group Ltd. and The Bank of New York Mellon as trustee.	8-K	4.2	June 9, 2026
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ARCH CAPITAL	66	2026 SECOND QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Nicolas Papadopoulo
Date: August 4, 2026	Nicolas Papadopoulo
Chief Executive Officer (Principal Executive Officer)

/s/ François Morin
Date: August 4, 2026	François Morin
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer

ARCH CAPITAL	67	2026 SECOND QUARTER FORM 10-Q