Form 10-Q
period 2026-09-30
ARCH CAPITAL GROUP LTD.
filed 2026-11-04
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2026

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16209

ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda				98-0374481
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road,	Pembroke	HM 08,	Bermuda	(441)	278-9250
(Address of principal executive offices)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common shares, $0.0011 par value per share	ACGL	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 5.45% Series F preferred share	ACGLO	NASDAQ	Stock Market
Depositary shares, each representing a 1/1000th interest in a 4.55% Series G preferred share	ACGLN	NASDAQ	Stock Market
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of October 29, 2026, there were 325,525,336 common shares, $0.0011 par value per share, of the registrant outstanding.

ARCH CAPITAL GROUP LTD.

ARCH CAPITAL	1	2026 THIRD QUARTER FORM 10-Q

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
•availability to us of reinsurance to manage our net exposure and the cost of such reinsurance;
•the failure of reinsurers, managing general agents, third party administrators or others to meet their obligations to us;

ARCH CAPITAL	2	2026 THIRD QUARTER FORM 10-Q

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

ARCH CAPITAL	3	2026 THIRD QUARTER FORM 10-Q

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCH CAPITAL	4	2026 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars and shares in millions)

	(Unaudited)
	September 30, 2026	December 31, 2025
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $33,148 and $32,329; net of allowance for credit losses: $19 and $20)	$32,119	$32,426
Short-term investments available for sale, at fair value (amortized cost: $3,256 and $2,624; net of allowance for credit losses: $0 and $0)	3,253	2,625
Equity securities, at fair value	2,396	1,864
Other investments, at fair value	3,364	3,136
Investments accounted for using the equity method	7,126	6,453
Total investments	48,258	46,504

Cash	1,152	993
Accrued investment income	334	338
Investment in operating affiliates	1,338	1,313
Premiums receivable (net of allowance for credit losses: $41 and $43)	6,919	5,723
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (net of allowance for credit losses: $19 and $17)	10,253	9,526
Contractholder receivables (net of allowance for credit losses: $7 and $7)	2,357	2,270
Ceded unearned premiums	3,557	2,659
Deferred acquisition costs	1,767	1,717
Receivable for securities sold	123	180
Goodwill and intangible assets	1,133	1,222
Other assets	6,885	6,796
Total assets	$84,076	$79,241

Liabilities
Reserve for losses and loss adjustment expenses	$35,505	$33,547
Unearned premiums	11,208	10,100
Reinsurance balances payable	3,045	2,320
Contractholder payables	2,364	2,277
Collateral held for insured obligations	244	237
Senior notes	4,286	2,729
Payable for securities purchased	325	308
Other liabilities	4,107	3,517
Total liabilities	61,084	55,035

Commitments and contingencies (refer to Note 11)

Shareholders' Equity
Non-cumulative preferred shares	830	830
Common shares ($0.0011 par, shares issued: 603.0 and 599.8)	1	1
Additional paid-in capital	2,906	2,735
Retained earnings	30,154	27,045
Accumulated other comprehensive income (loss), net of deferred income tax	(1,076)	5
Common shares held in treasury, at cost (shares: 276.6 and 240.8)	(9,823)	(6,410)
Total shareholders' equity available to Arch	22,992	24,206
Total liabilities and shareholders' equity	$84,076	$79,241
See Notes to Consolidated Financial Statements

ARCH CAPITAL	5	2026 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars and shares in millions, except per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues
Net premiums earned	$4,014	$4,285	$11,985	$12,810
Net investment income	451	408	1,276	1,191
Net realized gains (losses)	(99)	210	(203)	442
Other underwriting income	61	50	177	165
Equity in net income of investments accounted for using the equity method	224	134	580	349
Other income (loss)	4	22	29	38
Total revenues	4,655	5,109	13,844	14,995

Expenses
Losses and loss adjustment expenses	2,206	2,200	6,491	7,090
Acquisition expenses	712	786	2,160	2,374
Other operating expenses	455	478	1,424	1,405
Corporate expenses	22	49	115	156
Amortization of intangible assets	30	49	90	146
Interest expense	62	37	143	110
Net foreign exchange (gains) losses	(18)	7	(49)	122
Total expenses	3,469	3,606	10,374	11,403

Income (loss) before income taxes and income (loss) from operating affiliates	1,186	1,503	3,470	3,592
Income tax (expense) benefit	(184)	(215)	(446)	(550)
Income (loss) from operating affiliates	33	62	115	119
Net income (loss) available to Arch	1,035	1,350	3,139	3,161
Preferred dividends	(10)	(10)	(30)	(30)
Net income (loss) available to Arch common shareholders	$1,025	$1,340	$3,109	$3,131

Net income per common share and common share equivalent
Basic	$3.05	$3.63	$9.04	$8.43
Diluted	$3.00	$3.56	$8.89	$8.26

Weighted average common shares and common share equivalents outstanding
Basic	335.8	369.0	344.0	371.4
Diluted	341.4	376.1	349.7	379.1

See Notes to Consolidated Financial Statements

ARCH CAPITAL	6	2026 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Comprehensive Income
Net income (loss)	$1,035	$1,350	$3,139	$3,161
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	(724)	88	(1,157)	625
Reclassification of net realized (gains) losses, included in net income (loss)	67	(41)	91	4
Foreign currency translation adjustments	(6)	1	(15)	91
Comprehensive income (loss) available to Arch	$372	$1,398	$2,058	$3,881
See Notes to Consolidated Financial Statements

ARCH CAPITAL	7	2026 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in millions)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Non-cumulative preferred shares
Balance at beginning and end of period	$830	$830	$830	$830

Common shares
Balance at beginning and end of period	1	1	1	1

Additional paid-in capital
Balance at beginning of period	2,873	2,660	2,735	2,510
Amortization of share-based compensation	20	25	117	124
Other changes	13	(3)	54	48
Balance at end of period	2,906	2,682	2,906	2,682

Retained earnings
Balance at beginning of period	29,129	24,477	27,045	22,686
Net income (loss)	1,035	1,350	3,139	3,161
Preferred share dividends	(10)	(10)	(30)	(30)
Balance at end of period	30,154	25,817	30,154	25,817

Accumulated other comprehensive income (loss), net of deferred income tax
Balance at beginning of period	(413)	(48)	5	(720)
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of period	(275)	75	134	(507)
Unrealized holding gains (losses) during period, net of reclassification adjustment	(657)	47	(1,066)	629
Balance at end of period	(932)	122	(932)	122
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of period	(138)	(123)	(129)	(213)
Foreign currency translation adjustments	(6)	1	(15)	91
Balance at end of period	(144)	(122)	(144)	(122)
Balance at end of period	(1,076)	—	(1,076)	—

Common shares held in treasury, at cost
Balance at beginning of period	(8,390)	(4,879)	(6,410)	(4,487)
Shares repurchased for treasury	(1,433)	(732)	(3,413)	(1,124)
Balance at end of period	(9,823)	(5,611)	(9,823)	(5,611)

Total shareholders’ equity	$22,992	$23,719	$22,992	$23,719
See Notes to Consolidated Financial Statements

ARCH CAPITAL	8	2026 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	(Unaudited)
	Nine Months Ended
	September 30,
	2026	2025
Operating Activities
Net income (loss)	$3,139	$3,161
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized (gains) losses	72	(433)
Equity in net (income) or loss of investments accounted for using the equity method and other income or loss	(447)	(265)
Amortization of intangible assets	90	146
Share-based compensation	117	124
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	1,478	2,020
Unearned premiums, net of ceded unearned premiums	257	17
Premiums receivable	(1,216)	(693)
Deferred acquisition costs	(23)	33
Reinsurance balances payable	728	456
Deferred income tax assets, net	183	155
Other items, net	(109)	47
Net cash provided by operating activities	4,269	4,768
Investing Activities
Purchases of fixed maturity investments	(28,282)	(28,187)
Purchases of equity securities	(874)	(1,264)
Purchases of other investments	(1,376)	(1,745)
Proceeds from sales of fixed maturity investments	24,579	22,258
Proceeds from sales of equity securities	650	1,324
Proceeds from sales, redemptions and maturities of other investments	818	1,427
Proceeds from redemptions and maturities of fixed maturity investments	2,756	1,801
Net settlements of derivative instruments	(130)	275
Net (purchases) sales of short-term investments	(607)	530
Purchases of fixed assets	(33)	(33)
Other	(26)	(5)
Net cash used for investing activities	(2,525)	(3,619)
Financing Activities
Purchases of common shares under share repurchase program	(3,382)	(1,091)
Proceeds from common shares issued, net	21	20
Proceeds from borrowings, net	1,971	—
Repayments of borrowings	(398)	—
Common dividends paid	(5)	(7)
Preferred dividends paid	(30)	(30)
Other	(19)	(4)
Net cash used for financing activities	(1,842)	(1,112)
Effects of exchange rate changes on foreign currency cash and restricted cash	8	57
Increase (decrease) in cash and restricted cash	(90)	94
Cash and restricted cash, beginning of year	2,067	1,760
Cash and restricted cash, end of period	$1,977	$1,854
Income taxes paid (received)	303	315
Interest paid	65	64

See Notes to Consolidated Financial Statements

ARCH CAPITAL	9	2026 THIRD QUARTER FORM 10-Q

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

ARCH CAPITAL	10	2026 THIRD QUARTER FORM 10-Q

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
Aggregate cash consideration for the transaction was $450 million. Direct costs related to the acquisition were immaterial, and were expensed as incurred. These included one-time costs that were directly attributable to third party consulting fees and other professional and legal fees related to the acquisition. Such costs are included within ‘corporate expenses’ in the consolidated statement of income. The Business acquired is included within the Company’s insurance segment beginning from the acquisition date.
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

ARCH CAPITAL	11	2026 THIRD QUARTER FORM 10-Q

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
Premier Dealer Holding Corp.
On October 30, 2026, the Company announced that it has entered into an agreement to acquire Premier Dealer Holding Corp., a Dublin, Ohio-based provider of automotive finance and insurance product services. This transaction is subject to regulatory approvals and satisfaction of other customary closing conditions.
3.    Share Transactions

Share Repurchases
The Board of Directors of Arch Capital (“the Board”) has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program, Arch Capital has repurchased 490.5 million common shares for an aggregate purchase price of $11.2 billion. For the nine months ended September 30, 2026, Arch Capital repurchased 35.5 million common shares under the share repurchase program with an aggregate purchase price of approximately $3.4 billion. Arch Capital repurchased 12.3 million common shares under the share repurchase program with an aggregate purchase price of approximately $1.1 billion during the nine months ended September 30, 2025. At September 30, 2026, $725 million of share repurchases were available under the program. From October 1 through October 30, 2026, the Company repurchased approximately 1.1 million common shares for an aggregate purchase price of $102 million.
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

ARCH CAPITAL	12	2026 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) available to Arch	$1,035	$1,350	$3,139	$3,161
Preferred dividends	(10)	(10)	(30)	(30)
Net income (loss) available to Arch common shareholders	$1,025	$1,340	$3,109	$3,131

Denominator:
Weighted average common shares and common share equivalents outstanding — basic	335.8	369.0	344.0	371.4
Effect of dilutive common share equivalents:
Nonvested restricted shares	1.6	1.7	1.4	1.6
Stock options (1)	4.0	5.4	4.3	6.1
Weighted average common shares and common share equivalents outstanding — diluted	341.4	376.1	349.7	379.1

Earnings per common share:
Basic	$3.05	$3.63	$9.04	$8.43
Diluted	$3.00	$3.56	$8.89	$8.26
(1)    Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2026 third quarter and 2025 third quarter, the number of stock options excluded were 1.8 million and 2.4 million, respectively. For the nine months ended September 30, 2026 and 2025, the number of stock options excluded were 2.4 million and 2.4 million, respectively.

ARCH CAPITAL	13	2026 THIRD QUARTER FORM 10-Q

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

ARCH CAPITAL	14	2026 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders:

	Three Months Ended
	September 30, 2026
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$2,766	$2,313	$316	$5,391
Premiums ceded (1)	(760)	(737)	(53)	(1,546)
Net premiums written	2,006	1,576	263	3,845
Change in unearned premiums	(69)	231	7	169
Net premiums earned	1,937	1,807	270	4,014
Other underwriting income (2)	15	43	3	61
Losses and loss adjustment expenses	(1,178)	(1,010)	(18)	(2,206)
Acquisition expenses	(371)	(334)	(7)	(712)
Other operating expenses (3)	(295)	(113)	(47)	(455)
Underwriting income (loss)	$108	$393	$201	702

Net investment income				451
Net realized gains (losses)				(99)
Equity in net income of investments accounted for using the equity method				224
Other income (loss)				4
Corporate expenses (4)				(5)
Transaction costs and other (4)				(17)
Amortization of intangible assets				(30)
Interest expense				(62)
Net foreign exchange gains (losses)				18
Income (loss) before income taxes and income (loss) from operating affiliates				1,186
Income tax (expense) benefit				(184)
Income (loss) from operating affiliates				33
Net income (loss) available to Arch				1,035
Preferred dividends				(10)
Net income (loss) available to Arch common shareholders				$1,025

Underwriting Ratios
Loss ratio	60.8%	55.9%	6.9%	55.0%
Acquisition expense ratio	19.2%	18.5%	2.4%	17.7%
Other operating expense ratio (5)	14.4%	3.9%	16.2%	9.8%
Combined ratio	94.4%	78.3%	25.5%	82.5%

Goodwill and intangible assets	$725	$89	$319	$1,133
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
(4)    Certain expenses have been excluded from ‘Corporate expenses’ and reflected in ‘Transaction costs and other.’
(5)    The ‘Other operating expense ratio’ includes ‘Other underwriting income.’

ARCH CAPITAL	15	2026 THIRD QUARTER FORM 10-Q

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
(4)    Certain expenses have been excluded from ‘Corporate expenses’ and reflected in ‘Transaction costs and other.’
(5)    The ‘Other operating expense ratio’ includes ‘Other underwriting income.’

ARCH CAPITAL	16	2026 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30, 2026
	Insurance	Reinsurance	Mortgage	Total

Gross premiums written (1)	$8,066	$8,929	$956	$17,942
Premiums ceded (1)	(2,221)	(3,333)	(155)	(5,700)
Net premiums written	5,845	5,596	801	12,242
Change in unearned premiums	(157)	(138)	38	(257)
Net premiums earned	5,688	5,458	839	11,985
Other underwriting income (2)	41	117	19	177
Losses and loss adjustment expenses	(3,489)	(2,950)	(52)	(6,491)
Acquisition expenses	(1,121)	(1,022)	(17)	(2,160)
Other operating expenses (3)	(918)	(359)	(147)	(1,424)
Underwriting income (loss)	$201	$1,244	$642	2,087

Net investment income				1,276
Net realized gains (losses)				(203)
Equity in net income of investments accounted for using the equity method				580
Other income (loss)				29
Corporate expenses (4)				(48)
Transaction costs and other (4)				(67)
Amortization of intangible assets				(90)
Interest expense				(143)
Net foreign exchange gains (losses)				49
Income (loss) before income taxes and income (loss) from operating affiliates				3,470
Income tax (expense) benefit				(446)
Income (loss) from operating affiliates				115
Net income (loss) available to Arch				3,139
Preferred dividends				(30)
Net income (loss) available to Arch common shareholders				$3,109

Underwriting Ratios
Loss ratio	61.3%	54.1%	6.2%	54.2%
Acquisition expense ratio	19.7%	18.7%	2.0%	18.0%
Other operating expense ratio (5)	15.4%	4.4%	15.2%	10.4%
Combined ratio	96.4%	77.2%	23.4%	82.6%

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
(4)    Certain expenses have been excluded from ‘Corporate expenses’ and reflected in ‘Transaction costs and other.’
(5)    The ‘Other operating expense ratio’ includes ‘Other underwriting income.’

ARCH CAPITAL	17	2026 THIRD QUARTER FORM 10-Q

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
(4)    Certain expenses have been excluded from ‘Corporate expenses’ and reflected in ‘Transaction costs and other.’
(5)    The ‘Other operating expense ratio’ includes ‘Other underwriting income.’

ARCH CAPITAL	18	2026 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Reserve for losses and loss adjustment expenses at beginning of period	$34,775	$32,089	$33,547	$29,369
Unpaid losses and loss adjustment expenses recoverable	9,311	8,513	9,054	7,821
Net reserve for losses and loss adjustment expenses at beginning of period	25,464	23,576	24,493	21,548

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	2,395	2,321	7,069	7,561
Prior years	(189)	(121)	(578)	(471)
Total net incurred losses and loss adjustment expenses	2,206	2,200	6,491	7,090

Net losses and loss adjustment expense reserves of acquired businesses (1)	—	—	—	50

Net foreign exchange (gains) losses and other	(20)	(52)	(88)	541

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(853)	(422)	(1,182)	(1,287)
Prior years	(912)	(1,147)	(3,829)	(3,787)
Total net paid losses and loss adjustment expenses	(1,765)	(1,569)	(5,011)	(5,074)

Net reserve for losses and loss adjustment expenses at end of period	25,885	24,155	25,885	24,155
Unpaid losses and loss adjustment expenses recoverable	9,620	8,667	9,620	8,667
Reserve for losses and loss adjustment expenses at end of period	$35,505	$32,822	$35,505	$32,822
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

	Three Months Ended			Nine Months Ended
(Favorable) Adverse	September 30,			September 30,
2026	Short-tailed	Long-tailed	Total	Short-tailed	Long-tailed	Total
Insurance	$(53)	$39	$(14)	$(96)	$41	$(55)
Reinsurance	(149)	16	(133)	(444)	62	(382)
Mortgage	(42)	—	(42)	(141)	—	(141)
Total	$(244)	$55	$(189)	$(681)	$103	$(578)

2025
Insurance	$(27)	$13	$(14)	$(55)	$16	$(39)
Reinsurance	(75)	22	(53)	(277)	24	(253)
Mortgage	(54)	—	(54)	(179)	—	(179)
Total	$(156)	$35	$(121)	$(511)	$40	$(471)

ARCH CAPITAL	19	2026 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2026 Third Quarter
The insurance segment’s short-tailed lines included $33 million of favorable development in property, energy, marine and aviation business, primarily from the 2024 and 2025 accident years (i.e., the year in which a loss occurred). Long-tailed lines included $14 million of adverse development in retail energy business (third party occurrence), primarily from the 2022 to 2025 accident years and $8 million in program business, mainly from the 2019 and 2023 accident years.
The reinsurance segment’s short-tailed lines included $69 million of favorable development from property other than property catastrophe business, primarily from the 2023 to 2025 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given 12 month period), $35 million of favorable development from property catastrophe business, primarily from the 2024 and 2025 underwriting years, and $28 million of favorable development in specialty, primarily from the 2023 and 2024 underwriting years. Long-tailed lines included $16 million of adverse development in casualty, primarily from the 2021 and 2024 underwriting years.
The mortgage segment’s favorable development was driven by reductions on reserves for delinquent loans associated with the U.S. first lien portfolio primarily from the 2025 accident year, with the credit risk transfer and international businesses also contributing.
2025 Third Quarter
The insurance segment’s short-tailed lines included $11 million of favorable development in property, energy, marine and aviation, primarily from the 2023 and 2024 accident years, and $8 million of favorable development in travel and accident, primarily from the 2024 accident year. Long-tailed lines primarily included adverse development in programs business, mainly from the 2021 to 2023 accident years.
The reinsurance segment’s short-tailed lines included $28 million of favorable development from property other than property catastrophe business, primarily from the 2023 and 2024 underwriting years, and $28 million of favorable development from property catastrophe business, primarily from the 2021 to 2024 underwriting years. Long-tailed lines included $22 million of adverse development in casualty, primarily from the 2021 and 2024 underwriting years.
The mortgage segment’s favorable development was driven by reductions on reserves for delinquent loans associated with the U.S. first lien portfolio primarily from the 2024 accident year, with the credit risk transfer and international businesses also contributing.
Nine Months Ended September 30, 2026
The insurance segment’s short-tailed lines included $62 million of favorable development in property, energy, marine and aviation business, primarily from the 2024 accident year, and $23 million of favorable development in travel and accident, primarily from the 2025 accident year. Long-tailed lines included $22 million of adverse development in retail energy business, primarily from the 2022 to 2025 accident years and $20 million of adverse development in program business, mainly from the 2019 to 2023 accident years.
The reinsurance segment’s short-tailed lines included $202 million of favorable development from property other than property catastrophe business, primarily from the 2023 to 2025 underwriting years, and $114 million of favorable development from property catastrophe, primarily from the 2023 to 2025 underwriting years. Long-tailed lines included $63 million of adverse development in casualty, primarily from the 2021 to 2024 underwriting years.
The mortgage segment’s favorable development was driven by reserve releases associated with the U.S. first lien portfolio from the 2024 and 2025 accident years, with the Company’s credit risk transfer and international businesses also contributing.
Nine Months Ended September 30, 2025
The insurance segment’s short-tailed lines included $23 million of favorable development in travel and accident, primarily from the 2023 and 2024 accident years, and $21 million of favorable development in property, energy, marine and aviation, primarily from the 2023 and 2024 accident years. Long-tailed lines primarily included adverse development in programs business, mainly from the 2020 to 2024 accident years.
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

ARCH CAPITAL	20	2026 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.    Allowance for Expected Credit Losses

Premiums Receivable
The following table provides a roll forward of the allowance for expected credit losses of the Company’s premium receivables:

	Premium Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended September 30, 2026
Balance at beginning of period	$7,160	$41
Change for provision of expected credit losses (1)		—
Balance at end of period	$6,919	$41

Three Months Ended September 30, 2025
Balance at beginning of period	$7,067	$46
Change for provision of expected credit losses (1)		8
Balance at end of period	$6,450	$54

Nine Months Ended September 30, 2026
Balance at beginning of year	$5,723	$43
Change for provision of expected credit losses (1)		(2)
Balance at end of period	$6,919	$41

Nine Months Ended September 30, 2025
Balance at beginning of year	$5,634	$45
Change for provision of expected credit losses (1)		9
Balance at end of period	$6,450	$54

(1)    Amounts deemed uncollectible are written-off in operating expenses. For the 2026 third quarter and 2025 third quarter, amounts written off were nil for both periods. For the nine months ended September 30, 2026 and 2025 period, amounts written off were nil and $1 million, respectively.
Reinsurance Recoverables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s reinsurance recoverables:

	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended September 30, 2026
Balance at beginning of period	$9,964	$18
Change for provision of expected credit losses		1
Balance at end of period	$10,253	$19

Three Months Ended September 30, 2025
Balance at beginning of period	$9,044	$19
Change for provision of expected credit losses		—
Balance at end of period	$9,070	$19

Nine Months Ended September 30, 2026
Balance at beginning of year	$9,526	$17
Change for provision of expected credit losses		2
Balance at end of period	$10,253	$19

Nine Months Ended September 30, 2025
Balance at beginning of year	$8,260	$17
Change for provision of expected credit losses		2
Balance at end of period	$9,070	$19
The following table summarizes the Company’s reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums):

	September 30,	December 31,
	2026	2025
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	$10,253	$9,526
% due from carriers with A.M. Best rating of “A-” or better	62.3%	62.1%
% due from all other carriers with no A.M. Best rating (1)	37.7%	37.9%
Largest balance due from any one carrier as % of total shareholders’ equity	9.0%	8.1%
(1)    At September 30, 2026 and December 31, 2025 over 95% of such amount were collateralized through reinsurance trusts, funds withheld arrangements, letters of credit or other.

ARCH CAPITAL	21	2026 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Contractholder Receivables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s contractholder receivables:

	Contract-holder Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended September 30, 2026
Balance at beginning of period	$2,264	$7
Change for provision of expected credit losses		—
Balance at end of period	$2,357	$7

Three Months Ended September 30, 2025
Balance at beginning of period	$2,280	$6
Change for provision of expected credit losses		—
Balance at end of period	$2,287	$6

Nine Months Ended September 30, 2026
Balance at beginning of year	$2,270	$7
Change for provision of expected credit losses		—
Balance at end of period	$2,357	$7

Nine Months Ended September 30, 2025
Balance at beginning of year	$2,161	$5
Change for provision of expected credit losses		1
Balance at end of period	$2,287	$6

ARCH CAPITAL	22	2026 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.    Investment Information

Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Cost or Amortized Cost
September 30, 2026
Fixed maturities:
Corporate bonds	$14,288	$51	$(570)	$(13)	$14,820
U.S. government and government agencies	7,230	4	(192)	—	7,418
Asset backed securities	3,735	3	(69)	(5)	3,806
Non-U.S. government securities	2,748	19	(125)	(1)	2,855
Residential mortgage backed securities	2,518	1	(107)	—	2,624
Commercial mortgage backed securities	1,505	1	(21)	—	1,525
Municipal bonds	95	—	(5)	—	100
Total	32,119	79	(1,089)	(19)	33,148
Short-term investments	3,253	1	(4)	—	3,256
Total	$35,372	$80	$(1,093)	$(19)	$36,404

December 31, 2025
Fixed maturities:
Corporate bonds	$14,058	$265	$(142)	$(10)	$13,945
U.S. government and government agencies	7,445	23	(21)	—	7,443
Asset backed securities	3,574	20	(15)	(8)	3,577
Non-U.S. government securities	3,270	53	(81)	(1)	3,299
Residential mortgage backed securities	2,705	34	(21)	—	2,692
Commercial mortgage backed securities	1,212	11	(5)	(1)	1,207
Municipal bonds	162	—	(4)	—	166
Total	32,426	406	(289)	(20)	32,329
Short-term investments	2,625	2	(1)	—	2,624
Total	$35,051	$408	$(290)	$(20)	$34,953

ARCH CAPITAL	23	2026 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2026
Fixed maturities:
Corporate bonds	$12,717	$(474)	$1,017	$(96)	$13,734	$(570)
U.S. government and government agencies	7,061	(185)	89	(7)	7,150	(192)
Asset backed securities	2,381	(52)	270	(17)	2,651	(69)
Residential mortgage backed securities	2,284	(81)	172	(26)	2,456	(107)
Non-U.S. government securities	2,242	(68)	450	(57)	2,692	(125)
Commercial mortgage backed securities	827	(16)	37	(5)	864	(21)
Municipal bonds	2	—	93	(5)	95	(5)
Total	27,514	(876)	2,128	(213)	29,642	(1,089)
Short-term investments	1,440	(4)	—	—	1,440	(4)
Total	$28,954	$(880)	$2,128	$(213)	$31,082	$(1,093)

December 31, 2025
Fixed maturities:
Corporate bonds	$2,972	$(64)	$1,364	$(78)	$4,336	$(142)
U.S. government and government agencies	3,092	(15)	274	(6)	3,366	(21)
Asset backed securities	806	(2)	332	(13)	1,138	(15)
Residential mortgage backed securities	312	(3)	178	(18)	490	(21)
Non-U.S. government securities	2,087	(35)	432	(46)	2,519	(81)
Commercial mortgage backed securities	239	(1)	48	(4)	287	(5)
Municipal bonds	6	—	137	(4)	143	(4)
Total	9,514	(120)	2,765	(169)	12,279	(289)
Short-term investments	614	(1)	—	—	614	(1)
Total	$10,128	$(121)	$2,765	$(169)	$12,893	$(290)
At September 30, 2026, on a lot level basis, approximately 18,100 security lots out of a total of approximately 24,250 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $7 million. At December 31, 2025, on a lot level basis, approximately 7,240 security lots out of a total of approximately 25,330 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $4 million.
The contractual maturities of the Company’s fixed maturities are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2026		December 31, 2025
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$937	$941	$370	$366
Due after one year through five years	15,666	16,063	17,053	16,989
Due after five years through 10 years	7,166	7,551	6,893	6,877
Due after 10 years	592	638	619	621
	24,361	25,193	24,935	24,853
Residential mortgage backed securities	2,518	2,624	2,705	2,692
Commercial mortgage backed securities	1,505	1,525	1,212	1,207
Asset backed securities	3,735	3,806	3,574	3,577
Total	$32,119	$33,148	$32,426	$32,329

ARCH CAPITAL	24	2026 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Equity Securities, at Fair Value
At September 30, 2026, the Company held $2.4 billion of equity securities, at fair value, compared to $1.9 billion at December 31, 2025. Such holdings include publicly traded common stocks, primarily in the consumer cyclical and non-cyclical, technology, communication and financial sectors, and exchange-traded funds in fixed income, equity and other sectors.
Other Investments, at Fair Value
The following table summarizes the Company’s other investments:

	September 30, 2026	December 31, 2025
Other investments	$2,136	$1,957
Fixed maturities	1,164	1,110
Short term investments	60	64
Equity securities	4	5
Total	$3,364	$3,136
The following table summarizes the Company’s other investments, as detailed in the previous table, by strategy:

	September 30, 2026	December 31, 2025
Investment grade fixed income	$1,313	$1,225
Private equity	258	250
Lending	276	220
Term loan investments	184	173
Credit related funds	90	87
Equities	13	—
Energy	2	2
Total	$2,136	$1,957
Net Investment Income
The components of net investment income were derived from the following sources:

	September 30,
	2026	2025
Three Months Ended
Fixed maturities	$409	$379
Short term investments	27	25
Equity securities (dividends)	10	10
Other (1)	30	19
Gross investment income	476	433
Investment expenses	(25)	(25)
Net investment income	$451	$408

Nine Months Ended
Fixed maturities	$1,179	$1,081
Short term investments	77	75
Equity securities (dividends)	27	31
Other (1)	72	82
Gross investment income	1,355	1,269
Investment expenses	(79)	(78)
Net investment income	$1,276	$1,191
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.

ARCH CAPITAL	25	2026 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Realized Gains (Losses)
Net realized gains (losses), which include changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings were as follows:

	September 30,
	2026	2025
Three Months Ended
Available for sale securities:
Gross gains on investment sales	$22	$103
Gross losses on investment sales	(102)	(59)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(38)	11
Other investments	—	29
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	10	15
Net unrealized gains (losses) on equity securities still held at reporting date	83	79
Allowance for credit losses:
Investments related	(4)	4
Underwriting related	(1)	(9)
Derivative instruments (1)	(54)	30
Other	(15)	7
Net realized gains (losses)	$(99)	$210

Nine Months Ended
Available for sale securities:
Gross gains on investment sales	$137	$223
Gross losses on investment sales	(248)	(228)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(56)	33
Other investments	14	31
Short-term investments	—	3
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	54	69
Net unrealized gains (losses) on equity securities still held at reporting date	199	113
Allowance for credit losses:
Investments related	(3)	(4)
Underwriting related	2	(10)
Derivative instruments (1)	(148)	292
Other (2)	(154)	(80)
Net realized gains (losses)	$(203)	$442
(1) See note 10 for information on the Company’s derivative instruments.
(2) Amounts in the 2026 periods primarily reflect a litigation-related loss contingency recorded pursuant to ASC 450, while amounts recorded in the 2025 periods primarily relate to losses arising from the sale of certain alternative investments accounted for under the equity method.
Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	September 30, 2026	December 31, 2025
Private equity	$2,602	$2,397
Credit related funds	1,696	1,616
Real estate	872	767
Lending	692	558
Fixed income	491	501
Infrastructure	328	346
Equities	398	231
Energy	47	37
Total	$7,126	$6,453
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

ARCH CAPITAL	26	2026 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet line item:

	September 30, 2026	December 31, 2025
Investments accounted for using the equity method (1)	$7,126	$6,453
Investments accounted for using the fair value option (2)	15	—
Total	$7,141	$6,453
(1)    Aggregate unfunded commitments were $4.0 billion at September 30, 2026, compared to $3.6 billion at December 31, 2025.
(2)    Aggregate unfunded commitments were $545 million at September 30, 2026, compared to $65 million at December 31, 2025.
Equity in Net Income (Loss) of Investments Accounted for Using the Equity Method
Income from investment funds accounted for using the equity method for the 2026 third quarter was $224 million, compared to $134 million for the 2025 third quarter and an income of $580 million for the nine months ended September 30, 2026, compared to income of $349 million for the nine months ended September 30, 2025. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds.
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
As of September 30, 2026, the Company owned approximately 29.9% of the issued shares of Coface, or 30% excluding treasury shares, with a carrying value of $697 million, compared to $707 million at December 31, 2025.
As of September 30, 2026, the Company owned 31.75% of Greysbridge with a carrying value of $549 million, compared to a 30% ownership interest with a carrying value of $486 million at December 31, 2025. The increase in share ownership is a result of the settlement of certain put options during the second quarter of 2026.
Income from operating affiliates for the 2026 third quarter was $33 million, compared to $62 million for the 2025 third quarter and income of $115 million for the nine months ended September 30, 2026, compared to income of $119 million for nine months ended September 30, 2025.
See note 16 for information on Company’s transactions with related parties.

ARCH CAPITAL	27	2026 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Allowance for Expected Credit Losses
The following table provides a roll forward of the allowance for expected credit losses of the Company’s securities classified as available for sale:

	Structured Securities (1)	Corporate Bonds	Non-U.S. Government Securities	Total
Three Months Ended September 30, 2026
Balance at beginning of period	$9	$6	$1	$16
Additions for current-period provision for expected credit losses	—	8	—	8
Additions (reductions) for previously recognized expected credit losses	(4)	(1)	—	(5)
Reductions due to disposals	—	—	—	—
Balance at end of period	$5	$13	$1	$19

Three Months Ended September 30, 2025
Balance at beginning of period	$10	$16	$2	$28
Additions for current-period provision for expected credit losses	—	—	—	—
Additions (reductions) for previously recognized expected credit losses	(4)	—	(1)	(5)
Reductions due to disposals	—	(2)	—	(2)
Balance at end of period	$6	$14	$1	$21

Nine Months Ended September 30, 2026
Balance at beginning of year	$9	$10	$1	$20
Additions for current-period provision for expected credit losses	1	9	—	10
Additions (reductions) for previously recognized expected credit losses	(5)	(3)	—	(8)
Reductions due to disposals	—	(3)	—	(3)
Balance at end of period	$5	$13	$1	$19

Nine Months Ended September 30, 2025
Balance at beginning of year	$9	$12	$1	$22
Additions for current-period provision for expected credit losses	3	2	—	5
Additions (reductions) for previously recognized expected credit losses	(6)	5	—	(1)
Reductions due to disposals	—	(5)	—	(5)
Balance at end of period	$6	$14	$1	$21
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
The following table details the value of the Company’s restricted assets:

	September 30, 2026	December 31, 2025
Assets used for collateral or guarantees:
Affiliated transactions	$5,368	$5,323
Third party agreements	6,384	6,784
Deposits with U.S. regulatory authorities	913	948
Other (1)	1,645	1,898
Total restricted assets	$14,310	$14,953
(1)    Primarily includes Funds at Lloyds, deposits with non-U.S. regulatory authorities and other restricted assets.

ARCH CAPITAL	28	2026 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	September 30, 2026	December 31, 2025
Cash	$1,152	$993
Restricted cash (included in ‘other assets’)	825	1,074
Cash and restricted cash	$1,977	$2,067
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
The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; (iv) a comparison of the fair value estimates to the Company’s knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) periodic back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at September 30, 2026.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Where quotes are unavailable, fair value is determined by the investment manager using quantitative and qualitative assessments such as internally modeled values. Of the $41.7 billion of financial assets and liabilities measured at fair value at September 30, 2026, approximately $428 million, or 1.0%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $40.3 billion of financial assets and liabilities measured at fair value at December 31, 2025, approximately $278 million, or 0.7%, were priced using non-binding broker-dealer quotes or modeled valuations.

ARCH CAPITAL	29	2026 THIRD QUARTER FORM 10-Q

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

ARCH CAPITAL	30	2026 THIRD QUARTER FORM 10-Q

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

ARCH CAPITAL	31	2026 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the Company’s financial assets and liabilities measured at fair value by level at September 30, 2026:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities:
Corporate bonds	$14,288	$—	$14,129	$159
U.S. government and government agencies	7,230	7,230	—	—
Asset backed securities	3,735	—	3,655	80
Non-U.S. government securities	2,748	—	2,748	—
Residential mortgage backed securities	2,518	—	2,514	4
Commercial mortgage backed securities	1,505	—	1,505	—
Municipal bonds	95	—	95	—
Total	32,119	7,230	24,646	243

Short-term investments	3,253	2,987	266	—

Equity securities, at fair value	2,396	2,373	11	12

Derivative instruments (2)	284	—	284	—

Residential mortgage loans	47	—	47	—

Fair value option:
Corporate bonds	1,159	—	1,159	—
Non-U.S. government securities	1	—	1	—
U.S. government and government agencies	4	4	—	—
Short-term investments	60	17	13	30
Equity securities	4	—	—	4
Other investments	454	—	150	304
Other investments measured at net asset value (1)	1,682
Total	3,364	21	1,323	338

Total assets measured at fair value	$41,463	$12,611	$26,577	$593

Liabilities measured at fair value:
Other liabilities	$(12)	$—	$—	$(12)
Derivative instruments (2)	(192)	—	(192)	—
Total liabilities measured at fair value	$(204)	$—	$(192)	$(12)

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
(2)    See note 10.

ARCH CAPITAL	32	2026 THIRD QUARTER FORM 10-Q

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
(2)    See note 10.

ARCH CAPITAL	33	2026 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

		Assets					Liabilities
s	Available For Sale		Fair Value Option			Fair Value
	Structured Securities (1)	Corporate Bonds	Other Investments	Short-term Investments	Equity Securities	Equity Securities	Other Liabilities
Three Months Ended September 30, 2026
Balance at beginning of period	$30	$114	$272	$44	$4	$10	$(14)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	—	(1)	—	—	—	—
Included in other comprehensive income	—	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	54	45	97	2	—	2	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	(1)	(11)	—	—	—
Settlements	—	(1)	(66)	(5)	—	—	2
Transfers in and/or out of Level 3	—	1	3	—	—	—	—
Balance at end of period	$84	$159	$304	$30	$4	$12	$(12)

Three Months Ended September 30, 2025
Balance at beginning of period	$17	$145	$208	$45	$5	$8	$(20)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	1	—	—	—	—	—
Included in other comprehensive income	—	1	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	45	14	—	1	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	(2)	—	—	—	—
Settlements	—	(36)	(33)	(21)	—	—	2
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$17	$111	$218	$38	$5	$9	$(18)

Nine Months Ended September 30, 2026
Balance at beginning of year	$17	$128	$232	$40	$5	$9	$(18)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	—	(1)	—	(1)	(1)	1
Included in other comprehensive income	—	(2)	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	63	46	187	48	—	4	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	(4)	(11)	—	—	—
Settlements	(5)	(43)	(126)	(48)	—	—	5
Transfers in and/or out of Level 3	9	30	16	1	—	—	—
Balance at end of period	$84	$159	$304	$30	$4	$12	$(12)

Nine Months Ended September 30, 2025
Balance at beginning of year	$—	$97	$189	$33	$4	$7	$(73)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	1	—	—	1	—	2
Included in other comprehensive income	—	1	—	—	—	—	(2)
Purchases, issuances, sales and settlements
Purchases	14	—	141	38	—	2	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	(5)	—	—	—	—
Settlements	(2)	(58)	(107)	(33)	—	—	55
Transfers in and/or out of Level 3	5	70	—	—	—	—	—
Balance at end of period	$17	$111	$218	$38	$5	$9	$(18)
(1)     Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.
(2)     Gains or losses were included in net realized gains (losses).

ARCH CAPITAL	34	2026 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at September 30, 2026, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At September 30, 2026, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $4.3 billion and had a fair value of $3.8 billion. At December 31, 2025, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.7 billion and had a fair value of $2.5 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
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
The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives (1)	Liability Derivatives (1)	Notional Value (2)
September 30, 2026
Futures contracts	$63	$(68)	$4,738
Foreign currency forward contracts	55	(30)	2,363
Other (3)	166	(94)	1,293
Total	$284	$(192)

December 31, 2025
Futures contracts	$81	$(19)	$8,022
Foreign currency forward contracts	75	(38)	2,458
Other (3)	24	(15)	161
Total	$180	$(72)
(1)    The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’
(2)    Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.
(3)    Includes swaps, options and other derivatives contracts.

The Company did not hold any derivatives that were designated as hedging instruments at September 30, 2026 or December 31, 2025.
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
At September 30, 2026, asset derivatives and liability derivatives of $284 million and $192 million, respectively, were subject to a master netting agreement, compared to $180 million and $72 million, respectively, at December 31, 2025.

ARCH CAPITAL	35	2026 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Realized and unrealized contract gains or losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as	September 30,
hedging instruments:	2026	2025

Three Months Ended
Net realized gains (losses):
Futures contracts	$(98)	$37
Foreign currency forward contracts	1	(12)
Other (1)	43	5
Total	$(54)	$30

Nine Months Ended
Net realized gains (losses):
Futures contracts	$(188)	$176
Foreign currency forward contracts	(10)	71
Other (1)	50	45
Total	$(148)	$292
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
Arch Capital used a portion of the net proceeds of the Notes to purchase the notes validly tendered (and not withdrawn) in connection with the tender offers, as described below, and intends to use the remaining net proceeds to redeem, repurchase, repay or otherwise retire the existing 4.011% Senior Notes due in 2026 and use the balance for general corporate purposes.
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
Interest Paid
Interest paid on the Company’s senior notes and other borrowings was $65 million for the nine months ended September 30, 2026, compared to $64 million for the 2025 period.
Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $4.6 billion at September 30, 2026, compared to $3.7 billion at December 31, 2025.

ARCH CAPITAL	36	2026 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.    Variable Interest Entities

Bellemeade Re
The Company has entered into aggregate excess of loss mortgage reinsurance agreements with various special purpose reinsurance companies domiciled in Bermuda (the “Bellemeade Agreements”). At the time the Bellemeade Agreements were entered into, the applicability of the accounting guidance that addresses variable interest entities (“VIEs”) was evaluated. As a result of the evaluation of the Bellemeade Agreements, the Company concluded that these entities are VIEs. However, given that the ceding insurers do not have the unilateral power to direct those activities that are significant to their economic performance, the Company does not consolidate such entities in its consolidated financial statements. The reinsurance premium paid in regard to the Bellemeade Agreements is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of the period by the coupon rate, which is the Secured Overnight Financing Rate (“SOFR”) plus a contractual risk margin, less the actual investment income collected during the preceding month on the assets included in the underlying reinsurance trusts. In the event the assets included in the underlying reinsurance trusts became severely impaired or worthless and the special purpose reinsurance companies were unable to meet their future obligations, the Company’s mortgage insurance subsidiaries would be liable to fulfill claim payments to policyholders. The Company’s maximum exposure to loss associated with these VIEs is determined as the amount of mortgage insurance claim payments on the insured policies, net of aggregate reinsurance payments previously received, up to the full aggregate excess of loss reinsurance coverage amounts.
The following table summarizes the total assets of the Bellemeade entities:

	September 30, 2026		December 31, 2025
Bellemeade Entities (Issue Date)	Total VIE Assets	Coverage Remaining from Reinsurers (1)	Total VIE Assets
2021-3 Ltd. (Sep-21)	19	7	21
2022-1 Ltd. (Jan-22)	43	9	42
2022-2 Ltd. (Sep-22)	44	77	43
2023-1 Ltd. (Oct-23)	114	28	149
2024-1 Ltd. (Aug-24)	59	15	130
2025-1 Ltd. (Nov-25)	163	41	191
Total	$442	$177	$576
(1)    Coverage from a separate panel of reinsurers remaining at September 30, 2026.

ARCH CAPITAL	37	2026 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    Other Comprehensive Income (Loss)

The following tables present details about amounts reclassified from accumulated other comprehensive income (“AOCI”) and the tax effects allocated to each component of other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended		Nine Months Ended
Details About	Line Item That Includes	September 30,		September 30,
AOCI Components	Reclassification	2026	2025	2026	2025

Unrealized appreciation (decline) on available-for-sale investments
	Net realized gains (losses)	$(79)	$44	$(110)	$(5)
	Provision for credit losses	(4)	4	(3)	(4)
	Total before tax	(83)	48	(113)	(9)
	Income tax (expense) benefit	16	(7)	22	5
	Net of tax	$(67)	$41	$(91)	$(4)

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended September 30, 2026
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(854)	$(130)	$(724)
Less reclassification of net realized gains (losses) included in net income	(83)	(16)	(67)
Foreign currency translation adjustments	(6)	—	(6)
Other comprehensive income (loss)	$(777)	$(114)	$(663)

Three Months Ended September 30, 2025
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$118	$30	$88
Less reclassification of net realized gains (losses) included in net income	48	7	41
Foreign currency translation adjustments	—	(1)	1
Other comprehensive income (loss)	$70	$22	$48

Nine Months Ended September 30, 2026
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(1,284)	$(127)	$(1,157)
Less reclassification of net realized gains (losses) included in net income	(113)	(22)	(91)
Foreign currency translation adjustments	(13)	2	(15)
Other comprehensive income (loss)	$(1,184)	$(103)	$(1,081)

Nine Months Ended September 30, 2025
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$667	$42	$625
Less reclassification of net realized gains (losses) included in net income	(9)	(5)	(4)
Foreign currency translation adjustments	88	(3)	91
Other comprehensive income (loss)	$764	$44	$720

ARCH CAPITAL	38	2026 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14.    Income Taxes

The Company’s income tax provision on income before income taxes, including income (loss) from operating affiliates, resulted in an effective tax rate of 12.4% for the nine months ended September 30, 2026, compared to 14.8% for the nine months ended September 30, 2025. The decrease in the effective tax rate was primarily driven by tax law changes in Bermuda and the United Kingdom. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
The Company had a net deferred tax asset of $1.3 billion at September 30, 2026, compared to a net deferred tax asset of $1.4 billion at December 31, 2025. In addition, the Company paid $303 million of income taxes for the nine months ended September 30, 2026, compared to $315 million of income taxes paid for the nine months ended September 30, 2025.
15.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of September 30, 2026, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.
16.    Transactions with Related Parties

Premia Reinsurance Ltd. is a multi-line Bermuda reinsurance company (and its affiliates together with Premia Holdings Ltd., “Premia”). The Company has entered into certain reinsurance transactions with Premia. During the nine months ended September 30, 2026 and 2025, the Company did not enter into any new reinsurance transactions with Premia. At September 30, 2026, the Company recorded a funds held asset from Premia of $20 million, compared to $124 million at December 31, 2025.
Somers Group Holdings Ltd. and its wholly owned subsidiaries (collectively, “Somers”) are wholly owned by Greysbridge. For the nine months ended September 30, 2026, the Company’s net premiums written was reduced by $393 million as a result of certain reinsurance transactions with Somers, compared to a reduction of $557 million for the nine months ended September 30, 2025. In addition, Somers paid certain acquisition costs and administrative fees to the Company. At September 30, 2026, the Company recorded a reinsurance recoverable on unpaid and paid losses from Somers of $2.1 billion and a reinsurance balance payable to Somers of $581 million, compared to $2.0 billion and $550 million, respectively, at December 31, 2025.
Pursuant to the terms of the Greysbridge shareholder agreement, as amended, following the expiration of a specified period, Arch Capital has a call right (but not the obligation) and certain third party investors have put rights (but not the obligation) to purchase or sell, as applicable, a specified amount of each such investor’s initial common shares on an annual basis at Greysbridge’s year-end book value per share. In 2025, two third party investors delivered put options to sell a certain amount of their initial Greysbridge shares. A portion of the shares subject to such put option notices were purchased in the 2026 third quarter and the remaining shares are subject to regulatory approval. During the 2026 third quarter, two third party investors each delivered a put option notice to sell a certain amount of their initial Greysbridge shares. Such transactions will not close prior to 2027 and are subject to regulatory approval. Obligations under put/call option notices are recognized on the Company’s balance sheet in both other assets and other liabilities. At September 30, 2026, the Company’s balance sheet included $436 million in both other assets and other liabilities for such put notices.

ARCH CAPITAL	39	2026 THIRD QUARTER FORM 10-Q

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
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “Arch”, “the Company”, “we”, “our” or “us”) is a publicly listed Bermuda exempted company with approximately $27.3 billion in capital at September 30, 2026 and, through operations in Bermuda, the United States, Europe, Canada and Australia, writes insurance, reinsurance and mortgage insurance on a worldwide basis.

ARCH CAPITAL	40	2026 THIRD QUARTER FORM 10-Q

CURRENT OUTLOOK

We delivered a strong 2026 third quarter, with attractive underwriting margins reflecting the disciplined execution of our underwriting and capital management strategies. For the quarter, we generated an annualized net income return on average common equity and an annualized operating return on average common equity of 18.1% and 16.0%, respectively. See “Comment on Non-GAAP Financial Measures.” Critical to our cycle management is emphasizing underwriting discipline, as we continue to leverage our diversified specialty platform and the expertise of our underwriting teams. We invest and use data and analytics to sharpen insights, enhance risk selection and deliver a differentiated customer experience while fostering a culture that attracts the best-in-class talent. Our strong balance sheet permits us to both invest in our business and return capital to investors. We repurchased $1.4 billion of our shares in the 2026 third quarter and $3.4 billion on a year-to-date basis.
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
Our insurance segment reported $108 million of underwriting income for the 2026 third quarter. We continue to see attractive opportunities in certain casualty focused lines, including excess and surplus casualty, construction and national accounts casualty in the U.S., as well as select specialty lines within our London market business. We believe that adverse development emerging across the industry for more recent accident years reinforces the need for casualty pricing to remain at or above loss cost trend. These opportunities were partially offset by our planned non-renewal of certain middle market commercial program business which we acquired from Allianz in 2024 (the “MCE Acquisition”) and continued competitive pressure in property and certain short tail lines. We expect underlying premium growth to remain measured under current market conditions, while we continue to seek opportunities to grow in areas where pricing, terms and conditions support our return objectives.
Our reinsurance segment contributed $393 million of underwriting income in the 2026 third quarter, benefiting from relatively light catastrophe activity. Net premiums written were $1.6 billion, down roughly 9% when compared to the 2025 third quarter, reflecting abundant market capacity, lower rates and reduced participation across a number of property and other short tail lines. We expect continued pricing pressure within property catastrophe and other short tail lines. While casualty business continues to provide selective opportunities, available capacity and competitive terms and conditions may limit our ability to grow this business. Consistent with our cycle management, we look to manage our net portfolio and stay in front of clients by finding solutions for our cedants and brokers. Although declining rates may place gradual pressure on underwriting margins, we believe our global reach, underwriting expertise, market position and access to traditional reinsurance and third party capital provide us with the flexibility to respond as opportunities emerge.
Our mortgage segment continued to deliver a steady level of earnings, generating $201 million of underwriting income in the 2026 third quarter. New originations remained modest due to affordability challenges tied to mortgage rates and home prices, which continued to constrain demand. We believe the underlying fundamentals of our mortgage portfolio remain strong, and our U.S. market share was stable. While our delinquency rate remained low, the persistency of our in-force U.S. primary mortgage insurance portfolio stayed healthy at 79.2%, an important factor in the sustainability of future premium flow. We continue to expect the mortgage segment to serve as a steady diversifying contributor to our overall earnings and generate attractive underwriting income given the high credit quality of our in-force portfolio. We also continue to identify opportunities in our businesses outside of U.S. primary mortgage insurance, which provide further diversification within the segment.

ARCH CAPITAL	41	2026 THIRD QUARTER FORM 10-Q

FINANCIAL MEASURES

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for Arch Capital’s common shareholders:
Book Value per Share
Book value per share represents total common shareholders’ equity available to Arch divided by the number of common shares outstanding. Management uses growth in book value per share as a key measure of the value generated for our common shareholders each period and believes that book value per share is the key driver of Arch Capital’s share price over time. Book value per share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per share depending on the purchase price. Book value per share was $67.90 at September 30, 2026, compared to $68.04 at June 30, 2026, and $62.32 at September 30, 2025. The 0.2% decrease in book value per share for the 2026 third quarter primarily reflected the impact of share repurchases at an average price higher than book value along with the impact of rising interest rates on the fair value of our available for sale investment portfolio.
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
Our annualized net income return on average common equity was 18.1% for the 2026 third quarter, compared to 23.8% for the 2025 third quarter, and 18.2% for the nine months ended September 30, 2026, compared to 19.5% for the 2025 period. Our Operating ROAE was 16.0% for the 2026 third quarter, compared to 18.5% for the 2025 third quarter and 15.8% for the nine months ended September 30, 2026, compared to 16.2% for the 2025 period.
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

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2026 Third Quarter	(0.42)%	(0.67)%
2025 Third Quarter	1.80%	1.81%

Nine Months Ended September 30, 2026	1.29%	1.08%
Nine Months Ended September 30, 2025	7.07%	7.27%
Total return for the 2026 periods primarily reflected the impact of rising U.S. Treasury yields on our fixed income portfolio, for which we continue to maintain a relatively short duration of 3.25 years at September 30, 2026, in line with our asset allocation targets.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality with a fixed income component matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. It is recalibrated annually. Although the estimated fixed income duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index during the year except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. At September 30, 2026, the fixed income portion of the benchmark had an

ARCH CAPITAL	42	2026 THIRD QUARTER FORM 10-Q

average credit quality of “A1” by Moody’s and an estimated fixed income duration of 3.25 years.
The benchmark return index included weightings to the following indices:

%
ICE BofA 1-10 Year U.S. Corporate Index	24.80
Yield on 3-5 Year U.S. Treasury Index plus 5.5%	16.00
ICE BofA 1-10 Year U.S. Treasury Index	15.00
ICE BofA 0-3 Month U.S. Treasury Index	3.00
ICE BofA BB-B U.S. High Yield Constrained Index	5.50
JPM CLOIE Investment Grade	5.00
ICE BofA 3-5 Year U.S. Agency CMO Excluding IO & PO Index	5.00
ICE BofA U.S. Fixed Rate CMBS Index	4.00
ICE BofA U.S. Fixed & Floating Rate Asset Backed Securities Index	2.50
S&P 500 Total Return Index	4.25
ICE BofA 1-5 Year U.K. Gilt Index	5.90
ICE BofA German Government 1-5 Year Index	3.00
ICE BofA German Government 5-7 Year Index	1.00
ICE BofA 1-5 Year Canada Government Index	2.75
ICE BofA 15+ Year Canada Government Index	0.25
ICE BofA 1-5 Year Australia Government Index	1.50
ICE BofA 5-10 Year Australia Government Index	0.40
ICE BofA 1-5 Year Japan Government Index	0.15
Total	100.00%
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

ARCH CAPITAL	43	2026 THIRD QUARTER FORM 10-Q

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

ARCH CAPITAL	44	2026 THIRD QUARTER FORM 10-Q

RESULTS OF OPERATIONS

The following table summarizes our consolidated financial data, including a reconciliation of net income or loss available to Arch common shareholders to after-tax operating income or loss available to Arch common shareholders. See “Comment on Non-GAAP Financial Measures.”

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income available to Arch common shareholders	$1,025	$1,340	$3,109	$3,131
Net realized (gains) losses (1)	99	(210)	203	(442)
Equity in net (income) loss of investments accounted for using the equity method	(224)	(134)	(580)	(349)
Net foreign exchange (gains) losses	(18)	7	(49)	122
Transaction costs and other	17	21	67	49
Income tax expense (benefit) (2)	11	18	(46)	97
After-tax operating income available to Arch common shareholders	$910	$1,042	$2,704	$2,608

Beginning common shareholders’ equity	$23,200	$22,211	$23,376	$19,990
Ending common shareholders’ equity	22,162	22,889	22,162	22,889
Average common shareholders’ equity	$22,681	$22,550	$22,769	$21,440

Annualized net income return on average common equity %	18.1	23.8	18.2	19.5
Annualized operating return on average common equity %	16.0	18.5	15.8	16.2
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

ARCH CAPITAL	45	2026 THIRD QUARTER FORM 10-Q

The following tables set forth our insurance segment’s underwriting results:

	Three Months Ended September 30,
	2026	2025	% Change
Gross premiums written	$2,766	$2,567	7.8
Premiums ceded	(760)	(614)
Net premiums written	2,006	1,953	2.7
Change in unearned premiums	(69)	16
Net premiums earned	1,937	1,969	(1.6)
Other underwriting income (1)	15	9
Losses and loss adjustment expenses	(1,178)	(1,162)
Acquisition expenses	(371)	(386)
Other operating expenses	(295)	(301)
Underwriting income (loss)	$108	$129	(16.3)

Underwriting Ratios			% Point Change
Loss ratio	60.8%	59.0%	1.8
Acquisition expense ratio	19.2%	19.6%	(0.4)
Other operating expense ratio (2)	14.4%	14.8%	(0.4)
Combined ratio	94.4%	93.4%	1.0
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.

	Nine Months Ended September 30,
	2026	2025	% Change
Gross premiums written	$8,066	$7,893	2.2
Premiums ceded	(2,221)	(1,971)
Net premiums written	5,845	5,922	(1.3)
Change in unearned premiums	(157)	(124)
Net premiums earned	5,688	5,798	(1.9)
Other underwriting income (1)	41	25
Losses and loss adjustment expenses	(3,489)	(3,568)
Acquisition expenses	(1,121)	(1,116)
Other operating expenses	(918)	(883)
Underwriting income (loss)	$201	$256	(21.5)

Underwriting Ratios			% Point Change
Loss ratio	61.3%	61.5%	(0.2)
Acquisition expense ratio	19.7%	19.3%	0.4
Other operating expense ratio (2)	15.4%	14.8%	0.6
Combined ratio	96.4%	95.6%	0.8
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.
Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,
	2026		2025
	Amount	%	Amount	%
North America
Other liability - occurrence	$363	18.1	$297	15.2
Property and short-tail specialty	303	15.1	339	17.4
Other liability - claims made	192	9.6	209	10.7
Workers compensation	172	8.6	151	7.7
Commercial automobile	167	8.3	150	7.7
Commercial multi-peril	128	6.4	194	9.9
Other	92	4.6	86	4.4
Total North America	1,417	70.6	1,426	73.0

International
Property and short-tail specialty	$314	15.7	$284	14.5
Casualty and other	275	13.7	243	12.4
Total International	589	29.4	527	27.0
Total	$2,006	100.0	$1,953	100.0
2026 Third Quarter versus 2025 Period. Gross premiums written by the insurance segment in the 2026 third quarter were 7.8% higher than in the 2025 third quarter, while net premiums written were 2.7% higher than in the 2025 third quarter. Adjusting for the non-renewal of certain programs related to the MCE Acquisition, net premiums written would have increased by 5.8% compared to the same quarter one year ago and reflected strong growth in international business.

	Nine Months Ended September 30,
	2026		2025
	Amount	%	Amount	%
North America
Other liability - occurrence	$1,042	17.8	$993	16.8
Property and short-tail specialty	987	16.9	1,056	17.8
Other liability - claims made	579	9.9	564	9.5
Workers compensation	450	7.7	434	7.3
Commercial automobile	474	8.1	476	8.0
Commercial multi-peril	431	7.4	597	10.1
Other	253	4.3	251	4.2
Total North America	4,216	72.1	4,371	73.8

International
Property and short-tail specialty	$876	15.0	$851	14.4
Casualty and other	753	12.9	700	11.8
Total International	1,629	27.9	1,551	26.2
Total	$5,845	100.0	$5,922	100.0

ARCH CAPITAL	46	2026 THIRD QUARTER FORM 10-Q

Nine Months Ended September 30, 2026 versus 2025 period. Gross premiums written by the insurance segment for the nine months ended September 30, 2026 were 2.2% higher than in the 2025 period, while net premiums written were 1.3% lower than in the 2025 period. Adjusting for the non-renewal of certain programs related to the MCE Acquisition, net premiums written would have increased by 1.6% compared to a year ago and reflected strong growth in international business.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,
	2026		2025
	Amount	%	Amount	%
North America
Other liability - occurrence	$307	15.8	$329	16.7
Property and short-tail specialty	333	17.2	339	17.2
Other liability - claims made	205	10.6	205	10.4
Workers compensation	153	7.9	160	8.1
Commercial automobile	148	7.6	143	7.3
Commercial multi-peril	136	7.0	195	9.9
Other	74	3.8	70	3.6
Total North America	1,356	70.0	1,441	73.2

International
Property and short-tail specialty	$329	17.0	$292	14.8
Casualty and other	252	13.0	236	12.0
Total International	581	30.0	528	26.8
Total	$1,937	100.0	$1,969	100.0

	Nine Months Ended September 30,
	2026		2025
	Amount	%	Amount	%
North America
Other liability - occurrence	$896	15.8	$996	17.2
Property and short-tail specialty	982	17.3	1,035	17.9
Other liability - claims made	604	10.6	583	10.1
Workers compensation	423	7.4	438	7.6
Commercial automobile	442	7.8	435	7.5
Commercial multi-peril	516	9.1	599	10.3
Other	219	3.9	213	3.7
Total North America	4,082	71.8	4,299	74.1

International
Property and short-tail specialty	$885	15.6	$816	14.1
Casualty and other	721	12.7	683	11.8
Total International	1,606	28.2	1,499	25.9
Total	$5,688	100.0	$5,798	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters. Net premiums earned for the 2026 third quarter were 1.6% lower than in the 2025 third quarter, while net premiums earned for the nine months ended September 30, 2026 were 1.9% lower than in the 2025 period.
Other Underwriting Income.
Other underwriting income, which includes revenue earned from underwriting-related activities covered under existing service contracts, was $15 million for the 2026 third quarter, compared to $9 million for the 2025 third quarter, and $41 million for the nine months ended September 30, 2026, compared to $25 million for the 2025 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Current year	61.5%	59.7%	62.3%	62.2%
Prior period reserve development	(0.7)%	(0.7)%	(1.0)%	(0.7)%
Loss ratio	60.8%	59.0%	61.3%	61.5%

ARCH CAPITAL	47	2026 THIRD QUARTER FORM 10-Q

Current Year Loss Ratio.
2026 Third Quarter versus 2025 Period. The insurance segment’s current year loss ratio in the 2026 third quarter was 1.8 points higher than in the 2025 third quarter. The 2026 third quarter loss ratio reflected 5.7 points of current year catastrophic activity, which includes losses related to the Iran conflict, compared to 2.2 points of current year catastrophic activity in the 2025 third quarter. The balance of the change in the loss ratio resulted, in part, from the incremental earned premium in the quarter resulting from the Iran conflict.
Nine Months Ended September 30, 2026 versus 2025 Period. The insurance segment’s current year loss ratio for the nine months ended September 30, 2026 was 0.1 points higher than in the 2025 period and reflected 5.8 points of current year catastrophic activity, primarily related to the Iran conflict and severe conductive storms in the U.S., compared to 4.8 points in the 2025 period, primarily related to the California wildfires. The balance of the change in the loss ratio resulted, in part, from changes in mix of business.
Prior Period Reserve Development.
The insurance segment’s net favorable development was $14 million, or 0.7 points, for the 2026 third quarter, consistent with $14 million, or 0.7 points, for the 2025 third quarter, and $55 million, or 1.0 points, for the nine months ended September 30, 2026, compared to $39 million, or 0.7 points, for the 2025 period. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
2026 Third Quarter versus 2025 Period. The insurance segment’s underwriting expense ratio was 33.6% in the 2026 third quarter, compared to 34.4% in the 2025 third quarter. The 2026 third quarter ratio primarily reflected the benefit of Bermuda qualified refundable tax credits (“QRTCs”).
Nine Months Ended September 30, 2026 versus 2025 period. The insurance segment’s underwriting expense ratio was 35.1% for the nine months ended September 30, 2026, compared to 34.1% for the 2025 period.
Reinsurance Segment
The Company’s reinsurance segment offers reinsurance products on a worldwide basis. Lines of business include: casualty; marine and aviation; specialty; property catastrophe; property excluding property catastrophe; and other.
The following tables set forth our reinsurance segment’s underwriting results:

	Three Months Ended September 30,
	2026	2025	% Change
Gross premiums written	$2,313	$2,515	(8.0)
Premiums ceded	(737)	(778)
Net premiums written	1,576	1,737	(9.3)
Change in unearned premiums	231	278
Net premiums earned	1,807	2,015	(10.3)
Other underwriting income (1)	43	38
Losses and loss adjustment expenses	(1,010)	(1,040)
Acquisition expenses	(334)	(398)
Other operating expenses	(113)	(133)
Underwriting income	$393	$482	(18.5)

Underwriting Ratios			% Point Change
Loss ratio	55.9%	51.6%	4.3
Acquisition expense ratio	18.5%	19.8%	(1.3)
Other operating expense ratio (2)	3.9%	4.7%	(0.8)
Combined ratio	78.3%	76.1%	2.2
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.

ARCH CAPITAL	48	2026 THIRD QUARTER FORM 10-Q

	Nine Months Ended September 30,
	2026	2025	% Change
Gross premiums written	$8,929	$9,205	(3.0)
Premiums ceded	(3,333)	(3,093)
Net premiums written	5,596	6,112	(8.4)
Change in unearned premiums	(138)	18
Net premiums earned	5,458	6,130	(11.0)
Other underwriting income (1)	117	123
Losses and loss adjustment expenses	(2,950)	(3,524)
Acquisition expenses	(1,022)	(1,251)
Other operating expenses	(359)	(378)
Underwriting income (loss)	$1,244	$1,100	13.1

Underwriting Ratios			% Point Change
Loss ratio	54.1%	57.5%	(3.4)
Acquisition expense ratio	18.7%	20.4%	(1.7)
Other operating expense ratio (2)	4.4%	4.2%	0.2
Combined ratio	77.2%	82.1%	(4.9)
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.
Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,
	2026		2025
	Amount	%	Amount	%
Specialty	$527	33.4	$633	36.4
Property excluding property catastrophe	477	30.3	557	32.1
Casualty	428	27.2	399	23.0
Marine and aviation	54	3.4	60	3.5
Property catastrophe	42	2.7	64	3.7
Other	48	3.0	24	1.4
Total	$1,576	100.0	$1,737	100.0
2026 Third Quarter versus 2025 Period. Gross premiums written by the reinsurance segment in the 2026 third quarter were 8.0% lower than in the 2025 third quarter, while net premiums written were 9.3% lower than in the 2025 third quarter. Reductions in net premiums written this quarter were due, in part, to non-renewals and share reductions.

	Nine Months Ended September 30,
	2026		2025
	Amount	%	Amount	%
Specialty	$1,777	31.8	$1,956	32.0
Property excluding property catastrophe	1,476	26.4	1,568	25.7
Casualty	1,218	21.8	1,206	19.7
Marine and aviation	190	3.4	249	4.1
Property catastrophe	741	13.2	1,025	16.8
Other	194	3.5	108	1.8
Total	$5,596	100.0	$6,112	100.0
Nine Months Ended September 30, 2026 versus 2025 period. Gross premiums written by the reinsurance segment for the nine months ended September 30, 2026 were 3.0% lower than in the 2025 period, while net premiums written were 8.4% lower than in the 2025 period. Reductions in net premiums written in the 2026 period were due, in part, to non-renewals, share reductions as well as targeted increased retrocessions.
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,
	2026		2025
	Amount	%	Amount	%
Specialty	$604	33.4	$719	35.7
Property excluding property catastrophe	502	27.8	581	28.8
Casualty	401	22.2	360	17.9
Marine and aviation	61	3.4	77	3.8
Property catastrophe	191	10.6	253	12.6
Other	48	2.7	25	1.2
Total	$1,807	100.0	$2,015	100.0

	Nine Months Ended September 30,
	2026		2025
	Amount	%	Amount	%
Specialty	$1,807	33.1	$2,206	36.0
Property excluding property catastrophe	1,510	27.7	1,716	28.0
Casualty	1,121	20.5	1,040	17.0
Marine and aviation	202	3.7	239	3.9
Property catastrophe	625	11.5	819	13.4
Other	193	3.5	110	1.8
Total	$5,458	100.0	$6,130	100.0
Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned reflect changes in net premiums written over the previous five quarters. Net premiums earned for the 2026 third quarter were 10.3% lower than in the 2025 third quarter, while net premiums earned for the nine months ended September 30, 2026 were 11.0% lower than in the 2025 period.

ARCH CAPITAL	49	2026 THIRD QUARTER FORM 10-Q

Other Underwriting Income.
Other underwriting income, which includes revenue earned from underwriting-related activities covered under existing service contracts, was $43 million for the 2026 third quarter, compared to $38 million for the 2025 third quarter, and $117 million for the nine months ended September 30, 2026, compared to $123 million for the 2025 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Current year	63.3%	54.2%	61.1%	61.6%
Prior period reserve development	(7.4)%	(2.6)%	(7.0)%	(4.1)%
Loss ratio	55.9%	51.6%	54.1%	57.5%
Current Year Loss Ratio.
2026 Third Quarter versus 2025 Period. The reinsurance segment’s current year loss ratio in the 2026 third quarter was 9.1 points higher than in the 2025 third quarter. The 2026 third quarter loss ratio reflected 7.5 points of current year catastrophic activity, compared to 1.3 points of current year catastrophic activity in the 2025 third quarter. The loss ratio was also impacted by changes in rate and mix of business.
Nine Months Ended September 30, 2026 versus 2025 Period. The reinsurance segment’s current year loss ratio for the nine months ended September 30, 2026 was 0.5 points lower than in the 2025 period and reflected 5.3 points of current year catastrophic activity, compared to 9.5 points in the 2025 period, primarily related to the California wildfires. The balance of the change in the loss ratio resulted, in part, from changes in mix of business.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $133 million, or 7.4 points, for the 2026 third quarter, compared to $53 million, or 2.6 points, for the 2025 third quarter, and $382 million, or 7.0 points, for the nine months ended September 30, 2026, compared to $253 million, or 4.1 points, for the 2025 period. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
2026 Third Quarter versus 2025 Period. The underwriting expense ratio for the reinsurance segment was 22.4% in the 2026 third quarter, compared to 24.5% in the 2025 third quarter, with the decrease primarily reflecting the impact of higher commissions on retrocessions. The 2026 third quarter also reflected the benefit of QRTCs.
Nine Months Ended September 30, 2026 versus 2025 period. The underwriting expense ratio for the reinsurance segment was 23.1% for the nine months ended September 30, 2026, compared to 24.6% for the 2025 period. The 2026 period reflected the benefit of QRTCs.
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
The following tables set forth our mortgage segment’s underwriting results:

	Three Months Ended September 30,
	2026	2025	% Change
Gross premiums written	$316	$330	(4.2)
Premiums ceded	(53)	(56)
Net premiums written	263	274	(4.0)
Change in unearned premiums	7	27
Net premiums earned	270	301	(10.3)
Other underwriting income (1)	3	3
Losses and loss adjustment expenses	(18)	2
Acquisition expenses	(7)	(2)
Other operating expenses	(47)	(44)
Underwriting income	$201	$260	(22.7)

Underwriting Ratios			% Point Change
Loss ratio	6.9%	(0.5)%	7.4
Acquisition expense ratio	2.4%	0.7%	1.7
Other operating expense ratio (2)	16.2%	13.3%	2.9
Combined ratio	25.5%	13.5%	12.0
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.

ARCH CAPITAL	50	2026 THIRD QUARTER FORM 10-Q

	Nine Months Ended September 30,
	2026	2025	% Change
Gross premiums written	$956	$979	(2.3)
Premiums ceded	(155)	(186)
Net premiums written	801	793	1.0
Change in unearned premiums	38	89
Net premiums earned	839	882	(4.9)
Other underwriting income (1)	19	17
Losses and loss adjustment expenses	(52)	2
Acquisition expenses	(17)	(7)
Other operating expenses	(147)	(144)
Underwriting income	$642	$750	(14.4)

Underwriting Ratios			% Point Change
Loss ratio	6.2%	(0.2)%	6.4
Acquisition expense ratio	2.0%	0.8%	1.2
Other operating expense ratio (2)	15.2%	14.3%	0.9
Combined ratio	23.4%	14.9%	8.5
(1)    ‘Other underwriting income’ includes revenue earned from underwriting-related activities covered under existing service contracts.
(2)    The ‘Other operating expense ratio’ includes ‘Other underwriting income.’ See ‘Comments on Non-GAAP Financial Measures’ for further details.
Premiums Written.
The following tables set forth our mortgage segment’s net premiums written by major line of business:

	Three Months Ended September 30,
	2026		2025
	Amount	%	Amount	%
U.S. primary mortgage insurance	$197	74.9	$197	71.9
U.S. credit risk transfer (CRT) and other	35	13.3	55	20.1
International mortgage insurance/ reinsurance	31	11.8	22	8.0
Total	$263	100.0	$274	100.0
2026 Third Quarter versus 2025 Period. Gross premiums written by the mortgage segment in the 2026 third quarter were 4.2% lower than in the 2025 third quarter, with lower U.S. credit risk transfer premiums and U.S. primary mortgage insurance monthly premiums partially offset by growth in international business. Net premiums written were 4.0% lower than in the 2025 third quarter, primarily reflecting lower U.S. credit risk transfer premiums, partially offset by a decrease in ceded reinsurance associated with the U.S. primary mortgage insurance business.

	Nine Months Ended September 30,
	2026		2025
	Amount	%	Amount	%
U.S. primary mortgage insurance	$603	75.3	$584	73.6
U.S. credit risk transfer (CRT) and other	107	13.4	156	19.7
International mortgage insurance/ reinsurance	91	11.4	53	6.7
Total	$801	100.0	$793	100.0
Nine Months Ended September 30, 2026 versus 2025 Period. Gross premiums written by the mortgage segment for the nine months ended September 30, 2026 were 2.3% lower than in the 2025 period, while net premiums written for the nine months ended September 30, 2026 were 1.0% higher than in the 2025 period, primarily reflecting lower U.S. credit risk transfer premiums partially offset by growth in international business.
The persistency rate was 79.2% for the Arch MI U.S. portfolio of primary mortgage insurance policies at September 30, 2026, compared to 82.3% at September 30, 2025. The persistency rate represents the percentage of mortgage insurance in force at the beginning of a 12 month period that remains in force at the end of such period.
The following tables provide details on the new insurance written (“NIW”) generated by Arch MI U.S. NIW represents the original principal balance of all loans that received coverage during the period.

	Three Months Ended September 30,
	2026		2025
	Amount	%	Amount	%
Total new insurance written (NIW)	$13,593		$12,965

Credit quality:
>=740	$10,992	80.9	$9,850	76.0
680-739	2,294	16.9	2,753	21.2
620-679	299	2.2	359	2.8
<620	8	0.1	3	0.0
Total	$13,593	100.0	$12,965	100.0

Loan-to-value (LTV):
95.01% and above	$1,012	7.4	$1,038	8.0
90.01% to 95.00%	5,937	43.7	5,668	43.7
85.01% to 90.00%	4,414	32.5	4,323	33.3
85.00% and below	2,230	16.4	1,936	14.9
Total	$13,593	100.0	$12,965	100.0

Monthly vs. single:
Monthly	$12,894	94.9	$12,267	94.6
Single	699	5.1	698	5.4
Total	$13,593	100.0	$12,965	100.0

Purchase vs. refinance:
Purchase	$12,883	94.8	$12,319	95.0
Refinance	710	5.2	646	5.0
Total	$13,593	100.0	$12,965	100.0

ARCH CAPITAL	51	2026 THIRD QUARTER FORM 10-Q

	Nine Months Ended September 30,
	2026		2025
	Amount	%	Amount	%
Total new insurance written (NIW)	$44,029		$34,409

Credit quality:
>=740	$35,349	80.3	$26,096	75.8
680-739	7,611	17.3	7,383	21.5
620-679	1,027	2.3	921	2.7
<620	42	0.1	9	0.0
Total	$44,029	100.0	$34,409	100.0

Loan-to-value (LTV):
95.01% and above	$4,184	9.5	$2,608	7.6
90.01% to 95.00%	18,301	41.6	15,674	45.6
85.01% to 90.00%	14,463	32.8	11,188	32.5
85.00% and below	7,081	16.1	4,939	14.4
Total	$44,029	100.0	$34,409	100.0

Monthly vs. single:
Monthly	$42,108	95.6	$32,543	94.6
Single	1,921	4.4	1,866	5.4
Total	$44,029	100.0	$34,409	100.0

Purchase vs. refinance:
Purchase	$38,491	87.4	$32,747	95.2
Refinance	5,538	12.6	1,662	4.8
Total	$44,029	100.0	$34,409	100.0
Net Premiums Earned.
The following tables set forth our mortgage segment’s net premiums earned by major line of business:

	Three Months Ended September 30,
	2026		2025
	Amount	%	Amount	%
U.S. primary mortgage insurance	$201	74.4	$204	67.8
U.S. credit risk transfer (CRT) and other	35	13.0	55	18.3
International mortgage insurance/ reinsurance	34	12.6	42	14.0
Total	$270	100.0	$301	100.0
2026 Third Quarter versus 2025 Period. Net premiums earned for the 2026 third quarter were 10.3% lower than in the 2025 third quarter, reflecting changes in net premiums written over the previous five quarters.

	Nine Months Ended September 30,
	2026		2025
	Amount	%	Amount	%
U.S. primary mortgage insurance	$616	73.4	$601	68.1
U.S. credit risk transfer (CRT) and other	107	12.8	156	17.7
International mortgage insurance/ reinsurance	116	13.8	125	14.2
Total	$839	100.0	$882	100.0
Nine Months Ended September 30, 2026 versus 2025 Period. For the nine months ended September 30, 2026, net premiums earned were 4.9% lower than in the 2025 period.
Other Underwriting Income.
Other underwriting income, which is primarily related to GSE credit risk-sharing transactions, was $3 million for the 2026 third quarter, consistent with $3 million for the 2025 third quarter, and $19 million for the nine months ended September 30, 2026, compared to $17 million for the 2025 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Current year	22.3%	17.6%	23.0%	20.2%
Prior period reserve development	(15.4)%	(18.1)%	(16.8)%	(20.4)%
Loss ratio	6.9%	(0.5)%	6.2%	(0.2)%
Current Year Loss Ratio.
2026 Third Quarter versus 2025 Period. The mortgage segment’s current year loss ratio was 4.7 points higher in the 2026 third quarter than in the 2025 third quarter. The current year loss ratio for the 2026 third quarter reflected a modestly higher level of delinquencies compared to the 2025 third quarter.
Nine Months Ended September 30, 2026 versus 2025 Period. The mortgage segment’s current year loss ratio was 2.8 points higher for the nine months ended September 30, 2026 than for the 2025 period. The higher current year loss ratio for the 2026 period reflected slightly higher new delinquencies.
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $42 million, or 15.4 points, for the 2026 third quarter, compared to $54 million, or 18.1 points, for the 2025 third quarter, and $141 million, or 16.8 points, for the nine months ended September 30, 2026, compared to $179 million, or 20.4 points, for the 2025 period. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
2026 Third Quarter versus 2025 Period. The underwriting expense ratio for the mortgage segment was 18.6% in the 2026 third quarter, compared to 14.0% in the 2025 third quarter. The increase was primarily due to lower ceding and profit commissions. The 2026 third quarter ratio also reflected the impact of a lower level of net premiums earned.

ARCH CAPITAL	52	2026 THIRD QUARTER FORM 10-Q

Nine Months Ended September 30, 2026 versus 2025 period. The underwriting expense ratio for the mortgage segment was 17.2% for the nine months ended September 30, 2026, compared to 15.1% for the 2025 period. The increase was primarily due to lower ceding and profit commissions and also reflected the impact of a lower level of net premiums earned.
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
Net Investment Income.
The components of net investment income were derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Fixed maturities	$409	$379	$1,179	$1,081
Short-term investments	27	25	77	75
Equity securities (dividends)	10	10	27	31
Other (1)	30	19	72	82
Gross investment income	476	433	1,355	1,269
Investment expenses (2)	(25)	(25)	(79)	(78)
Net investment income	$451	$408	$1,276	$1,191
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.
(2)        Investment expenses were approximately 0.22% of average invested assets for the 2026 third quarter, compared to 0.25% for the 2025 third quarter, and 0.25% for the nine months ended September 30, 2026, consistent with 0.27% for the 2025 period.
The higher level of net investment income for the 2026 periods primarily reflected growth in average invested assets, due in part to strong operating cash flows. Net cash flow from operating activities contributed $4.3 billion for the nine months ended September 30, 2026. The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 4.09% for the 2026 third quarter, compared to 4.07% for the 2025 third quarter, and 4.00% for the nine months ended September 30, 2026, compared to 4.16% for the 2025 period.
Corporate Expenses.
Corporate expenses were $5 million for the 2026 third quarter, compared to $28 million for the 2025 third quarter, and $48 million for the nine months ended September 30, 2026, compared to $107 million for the 2025 period. Such amounts primarily represent certain holding company costs necessary to support our worldwide operations and costs associated with operating as a publicly traded company. The decline in the 2026 periods primarily reflected the benefit of Bermuda qualified refundable tax credits.
Transaction Costs and Other.
Transaction costs and other for the 2026 third quarter was $17 million, compared to $21 million for the 2025 third quarter, and $67 million for the nine months ended September 30, 2026, compared to $49 million for the 2025 period. Amounts in both periods primarily includes direct costs related to the MCE Acquisition.
Other Income or Losses.
Other income for the 2026 third quarter was $4 million, compared to $22 million for the 2025 third quarter, and $29 million for the nine months ended September 30, 2026, compared to $38 million for the 2025 period. Amounts in both periods primarily reflect changes in the cash surrender value of our investment in corporate-owned life insurance.
Amortization of Intangible Assets.
Amortization of intangible assets for the 2026 third quarter was $30 million, compared to $49 million for the 2025 third quarter, and $90 million for the nine months ended September 30, 2026, compared to $146 million for the 2025 period. The decrease primarily related to lower amortization of intangible assets related to the MCE Acquisition.
Interest Expense.
Interest expense was $62 million for the 2026 third quarter, compared to $37 million for the 2025 third quarter, and $143 million for the nine months ended September 30, 2026, compared to $110 million for the 2025 period. Interest expense primarily reflects amounts related to our outstanding senior notes. The increase primarily resulted from the Company’s June 2026 capital raising activity. See note 11, “Commitments and Contingencies," to our consolidated financial statements for additional information.

ARCH CAPITAL	53	2026 THIRD QUARTER FORM 10-Q

Net Realized Gains or Losses.
Net realized losses for the 2026 third quarter were $99 million, compared to net realized gains of $210 million for the 2025 third quarter. Net realized losses were $203 million for the nine months ended September 30, 2026, compared to net realized gains of $442 million for the 2025 period. Amounts in both periods reflected sales of investments as well as net unrealized gains or losses related to financial market movements on the Company’s equity securities and investments accounted for under the fair value option method. Amounts in the 2026 period also include a litigation-related loss contingency recorded pursuant to ASC 450, while amounts in the 2025 periods include losses related to the sale of certain alternative investments accounted for under the equity method.
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
Equity in Net Income or Losses of Investments Accounted for Using the Equity Method.
Equity in net income of investments accounted for using the equity method was $224 million in the 2026 third quarter, compared to $134 million for the 2025 third quarter, and $580 million for the nine months ended September 30, 2026, compared to $349 million for the 2025 period. Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Investment funds accounted for using the equity method totaled $7.1 billion at September 30, 2026, compared to $6.5 billion at December 31, 2025. See note 8, “Investment Information—Investments Accounted For Using the Equity Method,” to our consolidated financial statements for additional information.
Net Foreign Exchange Gains or Losses.
Net foreign exchange gains for the 2026 third quarter were $18 million, compared to losses of $7 million for the 2025 third quarter. Net foreign exchange gains for the nine months ended September 30, 2026 were $49 million, compared to losses of $122 million for the 2025 period. Amounts in both periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income or loss before income taxes, including income or loss from operating affiliates, resulted in an expense of 15.1% for the 2026 third quarter, compared to an expense of 13.7% for the 2025 third quarter, and an expense of 12.4% for the nine months ended September 30, 2026, compared to an expense of 14.8% for the 2025 period. See note 14, “Income Taxes” to our consolidated financial statements for additional information.
Income or Losses from Operating Affiliates.
Income from operating affiliates for the 2026 third quarter was $33 million, compared to income of $62 million for the 2025 third quarter, and income of $115 million for the nine months ended September 30, 2026, compared to income of $119 million for the 2025 period. Such amounts primarily related to the Company’s investment in Somers Group Holdings Ltd. and Coface SA. See note 8, “Investment Information—Investments in Operating Affiliates,” to our consolidated financial statements for additional information.
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

ARCH CAPITAL	54	2026 THIRD QUARTER FORM 10-Q

FINANCIAL CONDITION

Investable Assets Held by Arch
At September 30, 2026, approximately $29.7 billion, or 60.3%, of total investable assets held by Arch were internally managed, compared to $29.5 billion, or 62.2%, at December 31, 2025. See note 8, “Investment Information” to our consolidated financial statements for additional information.
The following table summarizes the duration and average credit quality of fixed income assets held by Arch:

	September 30, 2026	December 31, 2025
Average effective fixed maturities duration (in years)	3.25	3.34
Average S&P/Moody’s credit ratings (1)	AA-/Aa3	AA-/Aa3
(1)Average credit ratings on our investment portfolio on securities with ratings assigned by S&P and Moody’s.
The following table provides the credit quality distribution of our fixed maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
September 30, 2026
U.S. government and gov’t agencies (1)	$9,037	27.2
AAA	5,314	16.0
AA	2,718	8.2
A	6,544	19.7
BBB	6,763	20.3
BB	1,399	4.2
B	834	2.5
Lower than B	38	0.1
Not rated	636	1.9
Total	$33,283	100.0

December 31, 2025
U.S. government and gov’t agencies (1)	$9,561	28.5
AAA	5,667	16.9
AA	2,564	7.6
A	6,448	19.2
BBB	6,533	19.5
BB	1,330	4.0
B	734	2.2
Lower than B	35	0.1
Not rated	664	2.0
Total	$33,536	100.0
(1)Includes U.S. government-sponsored agency residential mortgage-backed securities and agency commercial mortgage-backed securities.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
September 30, 2026
0-10%	$28,805	$(941)	86.4
10-20%	755	(119)	10.9
20-30%	69	(21)	1.9
Greater than 30%	13	(8)	0.7
Total	$29,642	$(1,089)	100.0

December 31, 2025
0-10%	$11,702	$(202)	69.9
10-20%	556	(80)	27.7
20-30%	20	(6)	2.1
Greater than 30%	1	(1)	0.3
Total	$12,279	$(289)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at September 30, 2026, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
Morgan Stanley	$444	A/A1
Citigroup Inc.	302	A-/A2
The Goldman Sachs Group, Inc.	274	BBB+/A2
Bank of America Corporation	237	A-/A1
Amazon.com, Inc.	234	AA/A1
JPMorgan Chase & Co.	231	A/A1
The Toronto-Dominion Bank	194	A-/A2
UBS Group AG	176	A/A1
Alphabet Inc.	158	AA+/Aa2
Wells Fargo & Company	157	A-/A1
Total	$2,407
(1)Average credit ratings as assigned by S&P and Moody’s, respectively.

ARCH CAPITAL	55	2026 THIRD QUARTER FORM 10-Q

The following table provides information on our structured securities, which includes residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
September 30, 2026
RMBS	$1,798	$695	$25	$2,518
CMBS	6	1,381	118	1,505
ABS	—	3,474	261	3,735
Total	$1,804	$5,550	$404	$7,758

December 31, 2025
RMBS	$2,105	$600	$—	$2,705
CMBS	6	1,129	77	1,212
ABS	—	3,368	206	3,574
Total	$2,111	$5,097	$283	$7,491
The following table summarizes our equity securities, which include investments in exchange traded funds:

	September 30, 2026	December 31, 2025
Equities (1)	$1,645	$1,296
Exchange traded funds
Fixed income (2)	544	316
Equity and other (3)	211	257
Total	$2,400	$1,869
(1)Primarily in technology, financial, communications, consumer non-cyclical and industrial sectors at September 30, 2026.
(2)Primarily in government, structured and corporate exposures at September 30, 2026.
(3)Primarily in technology, financials, communications, healthcare and consumer cyclical sectors at September 30, 2026.

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
Reinsurance
The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses (“LAE”) with unaffiliated reinsurers were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Premiums written:
Direct	$2,922	$2,516	$8,270	$7,689
Assumed	2,469	2,894	9,672	10,380
Ceded	(1,546)	(1,446)	(5,700)	(5,242)
Net	$3,845	$3,964	$12,242	$12,827

Premiums earned:
Direct	$2,655	$2,576	$7,794	$7,596
Assumed	3,016	3,300	8,981	9,859
Ceded	(1,657)	(1,591)	(4,790)	(4,645)
Net	$4,014	$4,285	$11,985	$12,810

Losses and LAE:
Direct	$1,680	$1,480	$4,755	$4,221
Assumed	1,536	1,500	4,314	5,695
Ceded	(1,010)	(780)	(2,578)	(2,826)
Net	$2,206	$2,200	$6,491	$7,090
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

ARCH CAPITAL	56	2026 THIRD QUARTER FORM 10-Q

The following table summarizes the respective coverages and retentions at September 30, 2026:

Bellemeade Entities (Issue Date)	Initial Coverage at Issuance	Current Coverage	Remaining Retention, Net
2021-3 Ltd. (1)	$639	$26	$128
2022-1 Ltd. (2)	317	52	131
2022-2 Ltd. (3)	327	121	176
2023-1 Ltd. (4)	233	142	148
2024-1 Ltd. (5)	204	74	156
2025-1 Ltd. (6)	249	204	159
Total	$1,969	$619	$898
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
At September 30, 2026 and December 31, 2025, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	September 30, 2026	December 31, 2025
Insurance segment:
Case reserves	$3,605	$3,489
IBNR reserves	9,701	9,251
Total net reserves	13,306	12,740
Reinsurance segment:
Case reserves	3,055	2,929
Additional case reserves	932	1,034
IBNR reserves	8,128	7,349
Total net reserves	12,115	11,312
Mortgage segment:
Case reserves	348	324
IBNR reserves	116	117
Total net reserves	464	441
Total:
Case reserves	7,008	6,742
Additional case reserves	932	1,034
IBNR reserves	17,945	16,717
Total net reserves	$25,885	$24,493
At September 30, 2026 and December 31, 2025, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2026	December 31, 2025
Insurance segment:
Third party occurrence business	$4,974	$4,610
Multi-line and other specialty	4,276	4,345
Third party claims-made business	2,982	2,861
Property, energy, marine and aviation	1,074	924
Total net reserves	$13,306	$12,740
At September 30, 2026 and December 31, 2025, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2026	December 31, 2025
Reinsurance segment:
Casualty	$4,321	$3,823
Specialty	3,850	3,658
Property excluding property catastrophe	2,252	2,107
Property catastrophe	922	953
Marine and aviation	557	582
Other	213	189
Total net reserves	$12,115	$11,312

ARCH CAPITAL	57	2026 THIRD QUARTER FORM 10-Q

At September 30, 2026 and December 31, 2025, the mortgage segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2026	December 31, 2025
Mortgage segment:
U.S. primary mortgage insurance	$346	$321
U.S. credit risk transfer (CRT) and other	55	64
International mortgage insurance/ reinsurance	63	56
Total net reserves	$464	$441
Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$285,488	59.8	$286,318	59.1
U.S. credit risk transfer (CRT) and other	125,322	26.3	132,205	27.3
International mortgage insurance/reinsurance	66,417	13.9	66,084	13.6
Total	$477,227	100.0	$484,607	100.0

Risk In Force (RIF) (2):
U.S. primary mortgage insurance	$73,611	83.4	$74,679	85.0
U.S. credit risk transfer (CRT) and other	5,038	5.7	5,358	6.1
International mortgage insurance/reinsurance	9,648	10.9	7,864	8.9
Total	$88,297	100.0	$87,901	100.0
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

The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at September 30, 2026:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2016 and prior	$17,686	6.2	$4,502	6.1	4.75%
2017	2,664	0.9	677	0.9	5.27%
2018	4,671	1.6	1,217	1.7	4.93%
2019	8,262	2.9	2,182	3.0	3.33%
2020	23,303	8.2	6,483	8.8	2.20%
2021	42,375	14.8	11,737	15.9	2.07%
2022	43,666	15.3	11,834	16.1	2.15%
2023	26,464	9.3	6,841	9.3	2.41%
2024	33,873	11.9	8,511	11.6	1.73%
2025	40,587	14.2	9,856	13.4	0.62%
2026	41,937	14.7	9,771	13.3	0.11%
Total	$285,488	100.0	$73,611	100.0	2.20%
(1)Represents the ending percentage of loans in default.
The IIF and RIF for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2025:

	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2016 and prior	$19,384	6.8	$4,923	6.6	5.08%
2017	4,250	1.5	1,127	1.5	3.87%
2018	5,673	2.0	1,479	2.0	4.48%
2019	10,553	3.7	2,770	3.7	3.08%
2020	30,968	10.8	8,487	11.4	1.85%
2021	50,141	17.5	13,767	18.4	1.88%
2022	49,492	17.3	13,236	17.7	1.87%
2023	31,049	10.8	8,006	10.7	1.93%
2024	39,306	13.7	9,840	13.2	1.17%
2025	45,502	15.9	11,044	14.8	0.20%
Total	$286,318	100.0	$74,679	100.0	2.17%
(1)Represents the ending percentage of loans in default.

ARCH CAPITAL	58	2026 THIRD QUARTER FORM 10-Q

The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Amount	%	Amount	%
Credit quality:
>=740	$48,273	65.6	$47,757	63.9
680-739	21,911	29.8	23,271	31.2
620-679	3,139	4.3	3,340	4.5
<620	288	0.4	311	0.4
Total	$73,611	100.0	$74,679	100.0
Weighted average credit score	751		749

Loan-to-value (LTV):
95.01% and above	$7,474	10.2	$7,314	9.8
90.01% to 95.00%	43,916	59.7	44,494	59.6
85.01% to 90.00%	19,194	26.1	20,195	27.0
85.00% and below	3,027	4.1	2,676	3.6
Total	$73,611	100.0	$74,679	100.0
Weighted average LTV	93.2%		93.2%

Total RIF, net of external reinsurance	$61,548		$60,259

	September 30, 2026		December 31, 2025
	Amount	%	Amount	%
Total RIF by State:
California	$5,958	8.1	$5,901	7.9
Texas	5,382	7.3	5,382	7.2
North Carolina	3,241	4.4	3,343	4.5
Illinois	3,090	4.2	3,042	4.1
Minnesota	3,080	4.2	3,129	4.2
Georgia	2,865	3.9	3,005	4.0
Michigan	2,764	3.8	2,816	3.8
Florida	2,707	3.7	2,672	3.6
Ohio	2,655	3.6	2,666	3.6
Massachusetts	2,579	3.5	2,780	3.7
Other	39,290	53.4	39,943	53.5
Total	$73,611	100.0	$74,679	100.0
The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics:

(U.S. Dollars in thousands, except policy, loan and claim count)	Nine Months Ended
	September 30,
	2026	2025
Roll-forward of insured loans in default:
Beginning delinquent number of loans	22,985	22,982
New notices	35,586	34,553
Cures	(34,781)	(34,720)
Paid claims	(1,182)	(994)
Ending delinquent number of loans (1)	22,608	21,821

Ending number of policies in force (1)	1,026,816	1,067,147

Ending percentage of loans in default (1)	2.20%	2.04%

Losses:
Number of claims paid	1,182	994
Total paid claims	$53,411	$37,587
Average per claim	$45.2	$37.8
Severity (2)	78.9%	75.1%
Average case reserve per default (1)	$16.4	$16.1
(1)Includes first lien primary and pool policies.
(2)Represents total direct first lien paid claims divided by RIF of loans for which claims were paid, excluding paid claim settlements.
The risk to capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 8.4 to 1 at September 30, 2026, compared to 8.2 to 1 at December 31, 2025.
Shareholders’ Equity and Book Value per Share
The following table presents the calculation of book value per share:

	September 30, 2026	December 31, 2025
Total shareholders’ equity available to Arch	$22,992	$24,206
Less preferred shareholders’ equity	830	830
Common shareholders’ equity available to Arch	$22,162	$23,376
Common shares and common share equivalents outstanding, net of treasury shares (1)	326.4	359.0
Book value per share	$67.90	$65.11
(1)Excludes the effects of 8.1 million and 10.2 million stock options and 0.4 million and 0.3 million restricted and performance share units outstanding at September 30, 2026 and December 31, 2025, respectively.

ARCH CAPITAL	59	2026 THIRD QUARTER FORM 10-Q

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
For the nine months ended September 30, 2026, Arch Capital received dividends of $3.5 billion from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda based reinsurer and insurer, which can pay approximately $2.9 billion to Arch Capital during the remainder of 2026 without providing an affidavit to the Bermuda Monetary Authority.
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
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended
	September 30,
	2026	2025
Total cash provided by (used for):
Operating activities	$4,269	$4,768
Investing activities	(2,525)	(3,619)
Financing activities	(1,842)	(1,112)
Effects of exchange rate changes on foreign currency cash and restricted cash	8	57
Increase (decrease) in cash and restricted cash	$(90)	$94
Cash provided by operating activities for the nine months ended September 30, 2026 was lower than in the 2025 period. Activity for the nine months ended September 30, 2026 primarily reflected a lower level of premium collected than in the 2025 period.
Cash used for investing activities for the nine months ended September 30, 2026 was lower than in the 2025 period. Activity for the nine months ended September 30, 2026 reflected higher sales, redemptions and maturities of fixed maturities investments compared to the 2025 period.
Cash used for financing activities for the nine months ended September 30, 2026 was higher than in the 2025 period and reflected the issuance of $2.0 billion of senior notes, partially offset by tender offer activity of $398 million. In addition, we repurchased approximately $3.4 billion of our common shares in the 2026 period, compared to $1.1 billion in the 2025 period.
CAPITAL RESOURCES

The following table provides an analysis of our capital structure:

	September 30, 2026	December 31, 2025
Senior notes	$4,286	$2,729

Shareholders’ equity available to Arch:
Series F non-cumulative preferred shares	$330	$330
Series G non-cumulative preferred shares	500	500
Common shareholders’ equity	22,162	23,376
Total	$22,992	$24,206

Total capital available to Arch	$27,278	$26,935

Debt to total capital (%)	15.7	10.1
Preferred to total capital (%)	3.0	3.1
Debt and preferred to total capital (%)	18.8	13.2
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

ARCH CAPITAL	60	2026 THIRD QUARTER FORM 10-Q

to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements with an estimated PMIERs sufficiency ratio of 169% at September 30, 2026, compared to 179% at December 31, 2025. On August 21, 2024, Fannie Mae and Freddie Mac each updated their PMIERs to incorporate new deductions to available assets for investment risk. This update became effective on March 31, 2025 and the impact was phased in as of September 30, 2026.
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
GUARANTOR INFORMATION

The below table provides a description of our senior notes payable at September 30, 2026:

	Interest	Principal	Carrying
Issuer/Due	(Fixed)	Amount	Amount
Arch Capital:
May 1, 2034	7.350%	$300	$298
June 15, 2036	5.250%	600	592
June 30, 2050	3.635%	1,000	990
June 15, 2056	5.950%	1,400	1,379
Arch-U.S.:
Nov. 1, 2043 (1)	5.144%	281	279
Arch Finance:
Dec. 15, 2026 (1)	4.011%	500	500
Dec. 15, 2046 (1)	5.031%	251	248
Total		$4,332	$4,286
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
The following tables present condensed financial information for Arch Capital (parent guarantor) and Arch-U.S. (subsidiary issuer):

	September 30, 2026		December 31, 2025
	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.
Assets
Total investments	$123	$665	$40	$442
Cash	17	3	13	4
Investment in operating affiliates	2	—	3	—
Due from subsidiaries and affiliates	14	19	16	14
Other assets	280	138	194	129
Total assets	$436	$825	$266	$589

Liabilities
Senior notes	3,259	279	1,288	496
Due to subsidiaries and affiliates	4	1,023	6	993
Other liabilities	100	64	41	58
Total liabilities	$3,363	$1,366	$1,335	$1,547

Non-cumulative preferred shares	$830	—	$830	—

ARCH CAPITAL	61	2026 THIRD QUARTER FORM 10-Q

	Nine Months Ended
	September 30, 2026
	Arch Capital	Arch-U.S.
Revenues
Net investment income	$2	$21
Net realized gains (losses)	—	2
Equity in net income (loss) of investments accounted for using the equity method	—	(5)
Total revenues	2	18

Expenses
Corporate expenses	52	3
Interest expense	80	16
Interest expense (intercompany)	—	43
Total expenses	132	62

Income (loss) before income taxes and income (loss) from operating affiliates	(130)	(44)
Income tax (expense) benefit	31	1
Income (loss) before income (loss) from operating affiliates	(99)	(43)
Income (loss) from operating affiliates	(1)	—
Net income available to Arch	(100)	(43)
Preferred dividends	(30)	—
Net income (loss) available to Arch common shareholders	$(130)	$(43)
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
Based on in-force exposure estimated as of October 1, 2026, our modeled peak zone catastrophe exposure was a windstorm affecting the Florida Tri-County regions, with a net probable maximum pre-tax loss of $1.9 billion, or 8.6% of tangible shareholders’ equity available to Arch, followed by windstorms affecting the Northeastern U.S. and the Gulf of Mexico regions with net probable maximum pre-tax losses of $1.5 billion and $1.4 billion, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes. As of October 1, 2026, our modeled peak zone earthquake exposure (San Francisco earthquake) represented approximately 48% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Australia earthquake) was substantially less than both our peak zone windstorm and earthquake exposures.
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
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of tangible shareholders’ equity available to Arch. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of October 1, 2026, our modeled RDS loss was approximately $1.2 billion, or 5.4% of tangible shareholders’ equity available to Arch.
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

ARCH CAPITAL	62	2026 THIRD QUARTER FORM 10-Q

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
MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of September 30, 2026. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks.
An analysis of material changes in market risk exposures at September 30, 2026 that affect the quantitative and qualitative disclosures presented in our 2025 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:
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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	—	+50	+100
September 30, 2026
Total fair value	$47.1	$46.4	$45.8	$45.1	$44.6
Change from base	2.8%	1.4%		(1.4)%	(2.7)%
Change in unrealized value	$1.3	$0.6		$(0.6)	$(1.2)

December 31, 2025
Total fair value	$45.8	$45.2	$44.6	$44.0	$43.3
Change from base	2.8%	1.4%		(1.4)%	(2.8)%
Change in unrealized value	$1.2	$0.6		$(0.6)	$(1.2)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Credit Spread Shift in Percentage Points
	-100	-50	—	+50	+100
September 30, 2026
Total fair value	$47.0	$46.4	$45.8	$45.2	$44.6
Change from base	2.6%	1.3%		(1.3)%	(2.6)%
Change in unrealized value	$1.2	$0.6		$(0.6)	$(1.2)

December 31, 2025
Total fair value	$45.8	$45.2	$44.6	$44.0	$43.3
Change from base	2.8%	1.4%		(1.4)%	(2.8)%
Change in unrealized value	$1.2	$0.6		$(0.6)	$(1.2)
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

ARCH CAPITAL	63	2026 THIRD QUARTER FORM 10-Q

sensitivities of a portfolio to a broad set of systematic market risk factors and idiosyncratic risk factors mapped to the portfolio exposures. The relationships between the risk factors are estimated using historical data, and the most recent data points are generally given more weight. As of September 30, 2026, our portfolio’s 95th percentile VaR was estimated to be 6.3%, compared to an estimated 6.5% at December 31, 2025. In periods where the volatility of the risk factors mapped to our portfolio’s exposures is higher due to market conditions, the resulting VaR is higher than in other periods.
Equity Securities. At September 30, 2026 and December 31, 2025, the fair value of our investments in equity securities and certain investments accounted for using the equity method with underlying equity strategies totaled $2.3 billion and $1.8 billion, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $227 million and $178 million at September 30, 2026 and December 31, 2025, respectively, and would have decreased book value per share by approximately $0.69 and $0.50, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $227 million and $178 million at September 30, 2026 and December 31, 2025, respectively, and would have increased book value per share by approximately $0.69 and $0.50, respectively.
Investment-Related Derivatives. At September 30, 2026, the notional value of all derivative instruments (excluding foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $8.4 billion, compared to $8.0 billion at December 31, 2025. If the underlying exposure of each investment-related derivative held at September 30, 2026 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $84 million, and a decrease in book value per share of approximately $0.26 per share, compared to $80 million and $0.22 per share, respectively, on investment-related derivatives held at December 31, 2025. If the underlying exposure of each investment-related derivative held at September 30, 2026 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $84 million, and an increase in book value per share of approximately $0.26 per share, compared to $80 million and $0.22 per share, respectively, on investment-related derivatives held at December 31, 2025. See note 10, “Derivative Instruments,” to our consolidated financial statements for additional disclosures concerning derivatives.
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
The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

	September 30, 2026	December 31, 2025
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(817)	$(498)
Shareholders’ equity denominated in foreign currencies (1)	1,179	1,220
Net foreign currency forward contracts outstanding (2)	1,188	478
Net exposures denominated in foreign currencies	$1,550	$1,200

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(155)	$(120)
Book value per share	$(0.47)	$(0.33)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$155	$120
Book value per share	$0.47	$0.33
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

ARCH CAPITAL	64	2026 THIRD QUARTER FORM 10-Q

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of September 30, 2026, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ARCH CAPITAL	65	2026 THIRD QUARTER FORM 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Repurchases of Equity Securities
The following table summarizes our purchases of common shares for the 2026 third quarter:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs ($000’s) (2)
7/1/2026-7/31/2026	132,819	$100.18	132,819	$2,144,864
8/1/2026-8/31/2026	2,208,281	$99.52	2,205,649	$1,925,400
9/1/2026-9/30/2026	12,492,518	$96.10	12,492,392	$725,147
Total	14,833,618	$96.65	14,830,860
(1)This column represents (in whole shares) open market share repurchases, including an aggregate of 0 shares, 2,632 shares and 126 shares repurchased by Arch Capital during July, August and September, respectively, other than through publicly announced plans or programs. We repurchased these shares from employees in order to facilitate the payment of withholding taxes on restricted and performance shares granted and the exercise of stock appreciation rights, in each case at their fair value as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ARCH CAPITAL	66	2026 THIRD QUARTER FORM 10-Q

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.1	Fourth Amended and Restated Arch Capital Group Ltd. Incentive Compensation Plan.†(1)				X
10.2	Employment Agreement, dated as of November 1, 2017, between Arch Reinsurance Ltd. and Jerome Halgan.†				X
10.3	Amendment to Employment Agreement, dated as of September 3, 2026, between Arch Reinsurance Ltd. and Jerome Halgan.†				X
10.4	Employment Agreement, dated as of March 1, 2019, between Arch U.S. MI Services Inc. and Michael Schmeiser.†(1)				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Furnished herewith
†	Management contract or compensatory plan or arrangement.
(1)	Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Arch hereby undertakes to provide a copy of any omitted schedule or attachment, as applicable, to the Commission or its staff upon request.

ARCH CAPITAL	67	2026 THIRD QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Nicolas Papadopoulo
Date: November 4, 2026	Nicolas Papadopoulo
Chief Executive Officer (Principal Executive Officer)

/s/ François Morin
Date: November 4, 2026	François Morin
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer

ARCH CAPITAL	68	2026 THIRD QUARTER FORM 10-Q